Form 10-Q
period 2010-03-31
Anthera Pharmaceuticals Inc
filed 2010-05-14
CIK 1316175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 001-34637
Anthera Pharmaceuticals, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware	20-1852016
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

25801 Industrial Boulevard, Suite B
Hayward, California	94545
(Address of Principal Executive Offices)	(Zip Code)
(510) 856-5600
(Registrant’s Telephone Number, Including Area Code)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑       No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐       No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☑
     As of May 11, 2010, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 22,305,570.

ANTHERA PHARMACEUTICALS, INC.
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2010

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ANTHERA PHARMACEUTICALS, INC
(A Development Stage Company)
CONDENSED BALANCE SHEETS
(unaudited)

	March 31,	December 31,
	2010	2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$56,661,609	$3,803,384
Prepaid expenses and other current assets	359,252	19,825

Total current assets	57,020,861	3,823,209
Property and equipment—net	15,470	12,994
Deferred financing cost	—	1,922,183
Other assets	—	130,403

TOTAL	$57,036,331	$5,888,789

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$3,329,651	$3,145,706
Accrued clinical study	322,698	565,034
Accrued liabilities	472,952	767,663
Accrued payroll and related costs	179,156	153,235
Warrant and derivative liabilities	—	406,130
Convertible promissory notes	—	13,129,877

Total current liabilities	4,304,457	18,167,645

Total liabilities	4,304,457	18,167,645

Commitments and Contingencies (Note 7)
Stockholders’ equity (deficit)
Preferred stock, $0.001 par value, 5,000,000 and 11,948,557 shares authorized, 0 and 8,146,308 shares issued and outstanding as of March 31, 2010 and December 31, 2009, respectively; (aggregate liquidation value of $0 and $52,597,692 as of March 31, 2010 and December 31, 2009, respectively)	—	8,146
Common stock, $0.001 par value, 95,000,000 and 18,443,341 shares authorized; 21,589,588 and 1,566,199 shares issued and outstanding as of March 31, 2010 and December 31, 2009, respectively	21,589	1,566
Additional paid-in capital	129,044,029	52,941,384
Deficit accumulated the during the development stage	(76,333,744)	(65,229,952)

Total stockholders’ equity (deficit)	52,731,874	(12,278,856)

TOTAL	$57,036,331	$5,888,789

See accompanying notes to condensed financial statements.

ANTHERA PHARMACEUTICALS, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

			Cumulative
			Period
			from
			September 9,
			2004
			(Date of
			Inception)
			to
	Three Months Ended March 31,		March 31,
	2010	2009	2010
OPERATING EXPENSES:
Research and development	$5,241,814	$2,914,766	$56,565,795
General and administrative	1,224,110	846,243	11,141,677

Total operating expenses	6,465,924	3,761,009	67,707,472

LOSS FROM OPERATIONS	(6,465,924)	(3,761,009)	(67,707,472)

OTHER EXPENSE:
Interest and other income	3,301	13,046	1,023,061
Interest and other expense	(4,641,169)	(37,397)	(5,340,789)
Beneficial conversion features	—	—	(4,308,544)

Total other expense	(4,637,868)	(24,351)	(8,626,272)

NET LOSS	$(11,103,792)	$(3,785,360)	$(76,333,744)

Net loss per share—basic and diluted	$(0.83)	$(2.57)

Weighted-average number of shares used in per share calculation—basic and diluted	13,344,231	1,470,722

See accompanying notes to condensed financial statements.

ANTHERA PHARMACEUTICALS, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

			September 9,
			2004
			(Date of
			Inception) to
	Three Months Ended March 31,		March 31,
	2010	2009	2010
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(11,103,792)	$(3,785,360)	$(76,333,744)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,270	4,868	75,598
Amortization of discount on short-term investments	—	—	(130,248)
Realized loss on short-term investments	—	(331)	8,682
Realized gain from disposal of property and equipment	—	—	(214)
Stock-based compensation expense—employees	48,412	43,478	525,291
Stock-based compensation expense—consultants	4,204	1,153	162,149
Issuance of common stock for consulting service	—	—	41,366
Issuance of common and preferred stock for service and license fee	3,500,000	—	5,750,000
Issuance of common and preferred stock in lieu of interest payment	173,194	—	640,493
Beneficial conversion feature	—	—	4,308,544
Amortization of discount on convertible promissory notes	540,993	—	677,715
Amortization of debt issuance cost	227,955	—	307,599
Mark to market adjustment on warrant and derivative liability	3,796,491	—	3,795,776
Changes in assets and liabilities:
Prepaid expenses and other assets	(339,427)	27,937	(359,253)
Accounts payable	(103,890)	576,912	1,280,786
Accrued clinical study	(242,336)	(157,641)	322,698
Accrued liabilities	(34,662)	62,639	387,612
Accrued payroll and related costs	25,922	29,469	179,156
License fee payable	—	(500,000)	—

Net cash used in operating activities	(3,503,666)	(3,696,876)	(58,359,994)

INVESTING ACTIVITIES:
Property and equipment purchases	(5,746)	—	(91,253)
Proceeds from disposal of property and equipment	—	—	400
Purchase of short-term investments	—	—	(14,800,564)
Proceeds from sale of short-term investments	—	—	14,922,132

Net cash provided by (used in) investing activities	(5,746)	—	30,715

FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes	—	—	26,560,000
Payment of debt issuance cost	(2,572)	—	(99,889)
Net proceeds from issuance of preferred stock	—	—	32,210,278
Payment of financing cost for initial public offering	(850,416)	—	(1,124,300)
Proceeds from issuance of common stock	57,202,972	—	57,203,087
Proceeds from exercise of stock options	17,653	—	241,712

Net cash provided by financing activities	56,367,637	—	114,990,888

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	52,858,225	(3,696,876)	56,661,609
CASH AND CASH EQUIVALENTS—Beginning of period	3,803,384	7,895,113	—

CASH AND CASH EQUIVALENTS—End of period	$56,661,609	$4,198,237	$56,661,609

SUPPLEMENTAL CASH DISCLOSURES OF CASH FLOWINFORMATION:
Interest paid	$—	$—	$15,229

Taxes paid	$10,136	$999	$39,723

NONCASH INVESTMENT AND FINANCING ACTIVITIES:
Conversion of convertible promissory notes and accrued interest into common stock, Series A-2 convertible preferred stock and Series B-2 convertible preferred stock	$13,709,918	$—	$27,200,493

Beneficial conversion feature	$—	$—	$4,308,544

Accrued and deferred debt issuance costs	$97,552	$—	$207,711

Unamortized debt discount charged to equity in conjunction with conversion of promissory notes into common stock	$185,833	$—	$185,833

Reclassification of warrant and derivative liabilities to additional paid-in capital	$406,130	$—	$406,130

IPO issuance costs charged to equity	$3,021,966	$—	$3,021,966

Accrued and deferred financing costs	$884,952	$—	$1,897,666

See accompanying notes to condensed financial statements.

ANTHERA PHARMACEUTICALS, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
1. ORGANIZATION AND DESCRIPTION OF BUSINESS
     Anthera Pharmaceuticals, Inc., (“the Company” or “Anthera”), was incorporated on September 9, 2004 in the state of Delaware. During 2006, the Company opened its headquarters in San Mateo, California, and subsequently moved to Hayward, California. Anthera is a biopharmaceutical company focused on developing and commercializing therapeutics to treat serious diseases associated with inflammation, including cardiovascular and autoimmune diseases. Two of the Company’s primary product candidates, A-002 and A-001, are inhibitors of the family of human enzymes known as secretory phospholipase A2, or sPLA2. The Company’s other primary product candidate, A-623, targets elevated levels of B-lymphocyte stimulator. The Company’s activities since inception have consisted principally of acquiring product and technology rights, raising capital, and performing research and development. Accordingly, the Company is considered to be in the development stage as of March 31, 2010, as defined by the Financial Accounting Standard Board (“FASB”) Accounting Standard Codification (“ASC”) 915. Successful completion of the Company’s development programs and, ultimately, the attainment of profitable operations are dependent on future events, including, among other things, its ability to access potential markets; secure financing, develop a customer base; attract, retain and motivate qualified personnel; and develop strategic alliances. Although management believes that the Company will be able to successfully fund its operations, there can be no assurance that the Company will be able to do so or that the Company will ever operate profitably.
     From September 9, 2004 (Date of Inception) through March 31, 2010, the Company had an accumulated deficit of $76.4 million. The Company expects to continue to incur substantial losses over the next several years during its development phase. To fully execute its business plan, the Company will need to complete certain research and development activities and clinical studies. Further, the Company’s product candidates will require regulatory approval prior to commercialization. These activities may span many years and require substantial expenditures to complete and may ultimately be unsuccessful. Any delays in completing these activities could adversely impact the Company. The Company plans to meet its capital requirements primarily through issuances of equity securities and, in the longer term, revenue from product sales.
     On February 26, 2010, the Company’s Registration Statement on Form S-1 was declared effective for its initial public offering (“IPO”), pursuant to which the Company sold 6,000,000 shares of its common stock at a public offering price of $7.00 per share. The Company received gross proceeds of approximately $42.0 million from this transaction, before underwriting discounts and commissions. Concurrent with the closing of the IPO, the Company received an aggregate of $17.1 million from the issuance of 2,598,780 shares of its common stock to certain of its investors pursuant to a common stock purchase agreement.
2. BASIS OF PRESENTATION
     The interim condensed financial statements have been prepared and presented by the Company in accordance with accounting principles generally accepted in the United States (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”), without audit, and reflect all adjustments necessary to present fairly the Company’s interim financial information. The accounting principles and methods of computation adopted in these financial statements are the same as those of the audited financial statements for the year ended December 31, 2009.
     Certain information and footnote disclosures normally included in the Company’s annual financial statements prepared in accordance with GAAP have been condensed or omitted. The accompanying unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2009, included in the Company’s Registration Statement on Form S-1 (as amended). The financial results for any interim period are not necessarily indicative of financial results for the full year.
3. RECENT ACCOUNTING PRONOUNCEMENTS
     In June 2008, the FASB issued ASC 815-40, Derivatives and Hedging, that provides guidance on how to determine if certain instruments (or embedded features) are considered indexed to a company’s own stock, including instruments similar to warrants to purchase the company’s stock. FASB ASC 815-40 requires companies to use a two-step approach to evaluate an instrument’s contingent exercise provisions and settlement provisions in determining whether the instrument is considered to be indexed to its own stock and therefore exempt from the application of FASB ASC 815. FASB ASC 815-40 became effective January 1, 2009. Any outstanding instrument at the date of adoption requires a retrospective application of the accounting through a cumulative effect adjustment to retained earnings upon adoption. The Company’s adoption of this guidance did not have a material impact on either its financial position or results of operations.
     In June 2009, the FASB issued ASC 105, Generally Accepted Accounting Principles, which establishes the FASB Accounting Standards Codification as the sole source of authoritative GAAP. The Company adopted the new standard for this interim reporting. The adoption of FASB ASC 105 did not impact the Company’s financial position or results of operations.
     In January 2010, the FASB issued guidance that requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair value measurements and information on purchases, sales, issuances and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. The guidance is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures that are effective for annual periods beginning after December 15, 2010. We do not expect the adoption of this guidance to have a material impact on our unaudited condensed financial statements.
4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
  Use of Estimates
     The preparation of the Company’s unaudited condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting period. Significant estimates include assumptions made in the accrual of clinical costs and stock-based compensation. Actual results could differ from those estimates.
  Cash and Cash Equivalents
     The Company considers all highly liquid instruments purchased with an original maturity or remaining maturities of three months or less at the date of purchase to be cash equivalents.
  Concentration of Credit Risk
     Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company’s cash equivalents consist of cash, certificates of deposits and treasury money market funds. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to significant credit risk related to cash and cash equivalents.
  Property and Equipment—Net
     Property and equipment are stated at cost, less accumulated depreciation. Depreciation is computed over the estimated useful lives of the respective assets, which range from three to five years, using the straight-line method. Repairs and maintenance costs are expensed as incurred.
     Deferred Financing Cost
     Deferred financing costs included costs directly attributable to the Company’s offering of its equity securities. In accordance with FASB ASC 340-10, Other Assets and Deferred Costs, these costs are deferred and capitalized as part of other assets. Costs attributable to the equity offerings are charged against the proceeds of the offering once completed.
  Long-Lived Assets
     The Company’s long-lived assets and other assets are reviewed for impairment in accordance with the guidance of the FASB ASC 360-10, Property, Plant, and Equipment, whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Through March 31, 2010, the Company had not experienced impairment losses on its long-lived assets.
  Fair Value of Financial Instruments
     The Company adopted the provisions of FASB ASC 820, Fair Value Measurements and Disclosures, effective January 1, 2008. FASB ASC 820 defines fair value, establishes a framework for measuring fair value under GAAP and enhances disclosures about fair value measurements.
     Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Valuation techniques used to measure fair value, as required by Topic 820 of the FASB ASC, must maximize the use of observable inputs and minimize the use of unobservable inputs.
     The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value. The Company’s assessment of the significance of a particular input to the fair value measurements requires judgment, and may affect the valuation of the assets and liabilities being measured and their placement within the fair value hierarchy. The three levels of input are:
     Level 1—Quoted prices in active markets for identical assets or liabilities.
     Level 2—Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
     Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
     The adoption of this statement did not have a material impact on the Company’s results of operations and financial condition.
     The following is a description of the Company’s valuation methodologies for assets and liabilities measured at fair value.
     Where quoted prices are available in an active market, fair value is based upon quoted market prices and are classified in Level 1 of the valuation hierarchy. If quoted market prices are not available, fair value is based upon observable inputs such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data, the assets or liabilities are classified in Level 2 of the valuation hierarchy. When quoted prices and observable inputs are unavailable, fair values are based on internally developed cash flow models and are classified in Level 3 of the valuation hierarchy. The internally developed cash flow models primarily use, as inputs, estimates for interest rates and discount rates including yields of comparable traded instruments adjusted for illiquidity and other risk factors, amount of cash flows and expected holding periods of the assets. These inputs reflect the Company’s own assumptions about the assumptions market participants would use in pricing the assets, including assumptions about risk developed based on the best information available in the circumstances.
     Other financial instruments, including accounts payable and accrued liabilities, are carried at cost, which the Company believes approximates fair value because of the short-term maturity of these instruments.
  Stock-Based Compensation
     Effective January 1, 2006, the Company adopted the provisions of FASB ASC 718, Compensation — Stock Compensation, using the modified prospective method. Compensation costs related to all equity instruments granted after January 1, 2006 are recognized at the grant-date fair value of the awards. Additionally, the Company is required to include an estimate of the number of awards that will be forfeited in calculating compensation costs, which are recognized over the requisite service period of the awards on a straight-line basis. The Company estimates the fair value of its share-based payment awards on the date of grant using an option-pricing model.
     Prior to January 1, 2006, the Company accounted for stock-based awards to employees and directors using the intrinsic value method. Under the intrinsic value method, stock-based compensation expense was recognized based on the intrinsic value method whereby any difference between exercise price and fair value of the common stock on the date of grant was recognized as stock-based compensation expense ratably over the vesting period. As all employee stock options granted through December 31, 2005 were granted with an exercise price equal to the fair value of the common stock at the date of grant, no expense was recognized through December 31, 2005.

     The Company uses the Black-Scholes option-pricing model as the method for determining the estimated fair value of stock options. The Black-Scholes model requires the use of highly subjective and complex assumptions, which determine the fair value of share-based awards, including the option’s expected term and the price volatility of the underlying stock.
     Expected Term—The Company’s expected term represents the period that the Company’s stock-based awards are expected to be outstanding and is determined using the simplified method.
     Expected Volatility—Expected volatility is estimated using comparable public company volatility for similar terms.
     Expected Dividend—The Black-Scholes valuation model calls for a single expected dividend yield as an input and the Company has never paid dividends and has no plans to pay dividends.
     Risk-Free Interest Rate—The risk-free interest rate used in the Black-Scholes valuation method is based on the U.S. Treasury zero-coupon issues in effect at the time of grant for periods corresponding with the expected term of option.
     Estimated Forfeitures—The estimated forfeiture rate is determined based on the Company’s historical forfeiture rates to date. The Company will monitor actual expenses and periodically update the estimate.
     Equity instruments issued to nonemployees are recorded at their fair value as determined in accordance with FASB ASC 505-50, Equity, and are periodically revalued as the equity instruments vest and are recognized as expense over the related service period.
     Research and Development
     Research and development expenses consist of personnel costs, including salaries, benefits and stock-based compensation, clinical studies performed by contract research organizations, or CROs, materials and supplies, licenses and fees and overhead allocations consisting of various administrative and facilities related costs. Research and development activities are also separated into three main categories: research, clinical development and pharmaceutical development. Research costs typically consist of preclinical and toxicology costs. Clinical development costs include costs for Phase 1 and 2 clinical studies. Pharmaceutical development costs consist of expenses incurred in connection with product formulation and chemical analysis.
     The Company charges research and development costs, including clinical study costs, to expense when incurred, consistent with the guidance of FASB ASC 730, Research and Development. Clinical study costs are a significant component of research and development expenses. All of the Company’s clinical studies are performed by third-party CROs. The Company accrues costs for clinical studies performed by CROs on a straight-line basis over the service periods specified in the contracts and adjusts the estimates, if required, based upon the Company’s ongoing review of the level of effort and costs actually incurred by the CROs. The Company monitors levels of performance under each significant contract, including the extent of patient enrollment and other activities through communications with the CROs, and adjusts the estimates, if required, on a quarterly basis so that clinical expenses reflect the actual effort expended by each CRO.
     All material CRO contracts are terminable by the Company upon written notice and the Company is generally only liable for actual effort expended by the CROs and certain noncancelable expenses incurred at any point of termination.
     Amounts paid in advance related to incomplete services will be refunded if a contract is terminated. Some contracts include additional termination payments that become due and payable if the Company terminates the contract. Such additional termination payments are only recorded if a contract is terminated.
  Income Taxes
     The Company accounts for income taxes in accordance with FASB ASC 740, Income Taxes. FASB ASC 740 prescribes the use of the liability method whereby deferred tax asset and liability account balances are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company provides a valuation allowance, if necessary, to reduce deferred tax assets to their estimated realizable value.
     FASB ASC 740-10 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, measurement and classification of amounts relating to uncertain tax positions, accounting for and disclosure of interest and penalties, accounting in interim periods, disclosures and transition relating to the adoption of the new accounting standard. FASB ASC 740-10 is effective for fiscal years beginning after December 15, 2006. The Company adopted FASB ASC 740-10 as of January 1, 2007, as required, and determined that the adoption of FASB ASC 740-10 did not have a material impact on the Company’s financial position and results of operations.
  Segments
     The Company operates in only one segment. Management uses cash flow as the primary measure to manage its business and does not segment its business for internal reporting or decision-making.
5. NET LOSS PER SHARE
     The Company computes net loss per share in accordance with FASB ASC 260, Earnings Per Share, under which basic net loss attributable to common stockholders per share is computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period. Shares issued during the period and shares reacquired during the period are weighted for the portion of the period that they were outstanding. The computation of diluted net loss per share is similar to the computation of basic net loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. In addition, in computing the dilutive effect of convertible securities, the numerator is adjusted to add back any convertible preferred dividends and the after-tax amount of interest recognized in the period associated with any convertible debt. The numerator also is adjusted for any other changes in income or loss that would result from the assumed conversion of those potential common shares, such as profit-sharing expenses. Diluted net loss per share is identical to basic net loss per share since common equivalent shares are excluded from the calculation, as their effect is anti-dilutive.
     The following table summarizes the Company’s calculation of net loss per common share (unaudited):

	Three Months Ended March 31
	2010	2009
Net loss per share
Numerator
Net loss	$(11,103,792)	$(3,785,360)
Denominator
Weighted-average common shares outstanding	13,357,149	1,616,534
Less: Weighted-average shares subject to repurchase	(12,918)	(145,812)

Denominator for basic and diluted net loss per share	13,344,231	1,470,722

Basic and diluted net loss per share	$(0.83)	$(2.57)

     The following table shows weighted-average historical dilutive common share equivalents outstanding, which are not included in the above historical calculation, as the effect of their inclusion is anti-dilutive during each period (unaudited).

	Three Months Ended March 31
	2010	2009
Options to purchase common stock	1,102,614	523,749
Common stock subject to repurchase	12,918	145,812
Warrants to purchase common stock	493,268	194,474
Convertible preferred stock	—	8,146,308

Total	1,608,800	9,010,343

6. DEFERRED FINANCING COST
     At December 31, 2009, the Company capitalized and deferred $1,922,183 of financing cost attributable to the Company’s IPO, which has been charged against the IPO proceeds upon the completion of the Company’s IPO on March 4, 2010.
7. COMMITMENTS AND CONTINGENCIES
     In July 2006, the Company entered into a license agreement with Shionogi & Co., Ltd. and Eli Lilly and Company, or Eli Lilly, to develop and commercialize certain sPLA2 inhibitors for the treatment of inflammatory diseases. The agreement granted the Company commercialization rights to Shionogi & Co., Ltd.’s and Eli Lilly’s sPLA2 inhibitors, including A-002 and A-001. Under the terms of the agreement, the Company’s license is worldwide, with the exception of Japan where Shionogi & Co., Ltd. has retained rights. Pursuant to this license agreement, the Company paid Shionogi & Co., Ltd. and Eli Lilly a one-time license initiation fee of $250,000 in the aggregate. Additionally, in consideration for the licensed technology, the Company issued an aggregate of 257,744 shares of Series A-2 convertible preferred stock at $5.14 per share and an aggregate of 127,297 shares of Series B-1 convertible preferred stock at $7.28 per share with a total aggregate value of $2.3 million to Shionogi & Co., Ltd. and Eli Lilly. As there is no future alternative use for the technology and in accordance with the guidance of the Research and Development topic of the FASB ASC, the Company recorded the initiation and license fees in research and development expenses during the year ended December 31, 2006. There was no outstanding obligation pursuant to the license agreement in the years ended December 31, 2008 and 2009. The Company is obligated to make additional milestone payments upon the achievement of certain development, regulatory and commercial objectives, which includes a $1.5 million milestone payment to each party upon the start of a Phase 3 clinical study. The Company amended the milestone payment terms in 2009 with each of Eli Lilly and Shionogi & Co., Ltd. to no later than 12 months from the enrollment of the first patient in a Phase 3 clinical study for A-002. In consideration for the extension, the milestone payments increased to $1.75 million to each party.
     On January 28, 2010 and February 24, 2010, the Company entered into separate agreements with Eli Lilly and Shionogi & Co., Ltd. in which the parties agreed that the $1.75 million milestone payment due to each of Eli Lilly and Shionogi & Co., Ltd. no later than 12 months from the enrollment of the first patient in a Phase 3 clinical study for A-002 would be paid in the form of shares of the Company’s common stock issued at the price per share at which shares are sold to the public in an IPO, minus any per-share underwriting discounts, commissions or fees. Concurrent with the completion of the Company’s IPO on March 4, 2010, the Company issued 265,957 shares of common stock to each of Eli Lilly and Shionogi & Co., Ltd.
     The Company is also obligated to make additional milestone payments of up to $5.0 million and pay tiered royalties, which increase as a percentage from the mid-single digits to the low double digits as net sales increase, of up to $92.5 million on future net sales of products that are developed and approved as defined by this collaboration. The Company’s obligation to pay royalties with respect to each licensed product in each country will expire upon the later of (a) 10 years following the date of the first commercial sale of such licensed product in such country and (b) the first date on which generic version(s) of the applicable licensed product achieve a total market share, in the aggregate, of 25% or more of the total unit sales of wholesalers to pharmacies of licensed product and all generic versions combined in the applicable country.
     On December 18, 2007, the Company entered into with Amgen Inc. (“Amgen”), a worldwide, exclusive license agreement, or the Amgen Agreement, to develop and commercialize A-623 for the treatment of systemic lupus erythematosus (“lupus”). Under the terms of the Amgen Agreement, the Company was required to pay a nonrefundable, upfront license fee of $6.0 million, payable in two installments with the first installment due within 90 days from the effective date of the Amgen Agreement and the second installment due on the earlier of (i) termination of the Amgen Agreement by the Company or (ii) February 1, 2009. As there is no future alternative use for the technology, the Company expensed the license fee in research and development expenses during the year ended December 31, 2007.
     Under the terms of the Amgen Agreement, the Company is obligated to make additional milestone payments to Amgen of up to $33.0 million upon the achievement of certain development and regulatory milestones. The Company is also obligated to pay tiered royalties on future net sales of products, ranging from the high single digits to the low double digits, that are developed and approved as defined by this collaboration. The Company’s royalty obligations as to a particular licensed product will be payable, on a country-by-country and licensed product-by-licensed product basis, for the longer of (a) the date of expiration of the last to expire valid claim within the licensed patents that covers the manufacture, use or sale, offer to sell, or import of such licensed product by the Company or a sublicense in such country or (b) 10 years after the first commercial sale of the applicable licensed product in the applicable country. There were no outstanding obligations due to Amgen as of March 31, 2010 and December 31, 2009.
8. CONVERTIBLE PROMISSORY NOTES AND EQUITY FINANCING
     On July 17, 2009 and September 9, 2009, the Company sold (i) convertible promissory notes, or the 2009 notes, that were secured by a first priority security interest in all of the Company’s assets, and (ii) warrants, or the 2009 warrants, to purchase shares of the Company’s equity securities to certain of its existing investors for an aggregate purchase price of $10.0 million. These transactions are collectively referred to as the 2009 bridge financing. The 2009 notes accrued interest at a rate of 8% per annum and had a maturity date of the earliest of (i) July 17, 2010, (ii) the date of the sale of all or substantially all of the Company’s equity interests or assets or (iii) an event of default pursuant to the terms of the 2009 notes. The 2009 notes and accrued interest were converted into 1,985,575 shares of common stock upon the completion of the Company’s IPO on March 4, 2010 at $5.25 per share, which reflected a 25% discount to the offering price of the Company’s common stock.

     On September 25, 2009, the Company executed a stock purchase agreement, which was amended to add an additional purchaser on November 3, 2009, with certain existing investors for the sale of shares of the Company’s common stock equal to $20.5 million divided by the price per share at which shares of the Company’s common stock are sold to the public in an IPO, minus any per-share underwriting discounts, commissions or fees. Pursuant to the terms of the stock purchase agreement, the investors deposited $20.5 million into an escrow account for the purchase of the shares. On December 11, 2009, the Company entered into a note purchase agreement and amended the September 2009 stock purchase and escrow agreements. The agreements provided for the release of $3.4 million of the $20.5 million, leaving a balance of $17.1 million in the escrow account. The Company issued convertible promissory notes, or the escrow notes, for the released amount to the investors. The escrow notes accrued interest at a rate of 8% per annum and had a maturity date of the earlier of (i) July 17, 2010 or (ii) an event of default pursuant to the terms of the escrow notes. The escrow notes and accrued interest were converted into 525,660 shares of common stock upon the closing of the Company’s IPO on March 4, 2010. Additionally, the Company issued 2,598,780 shares of common stock to the investors upon the release of the $17.1 million held in the escrow account at the closing of the IPO.
9. STOCKHOLDERS’ EQUITY
Preferred Stock
     In connection with the completion of the Company’s IPO on March 4, 2010, all of the Company’s shares of preferred stock outstanding at the time of the offering were converted into 8,146,308 shares of common stock. As of March 31, 2010, no liquidation preference remained. Liquidation preference as of December 31, 2009 was $52.6 million.
     The Company’s Fifth Amended and Restated Certificate of Incorporation designates 5,000,000 shares of the Company’s capital stock as undesignated preferred stock.
Common Stock
     The Company is authorized to issued 100,000,000 shares of capital stock, of which 95,000,000 shares are designated as common stock, par value $0.001 per share. Holders of common stock are entitled to one vote per share on all matters to be voted upon by the stockholders of the Company. Subject to the preferences that may be applicable to any outstanding shares of preferred stock, the holders of common stock are entitled to receive ratably such dividends, if any, as may be declared by the Board of Directors. No dividends have been declared to date.
Reverse Stock Split
     On November 8, 2009, the Company’s board of directors approved a 1 -for- 1.712 reverse split of the Company’s common stock that was effected on February 22, 2010. The financial statements give retroactive effect to the reverse split.
Warrants
     In August 2008, in connection with the issuance of Series B-2 convertible preferred stock, the Company issued 240,516 warrants for the purchase of common stock at $1.34 per share to two new investors. The warrants expired upon the earliest of (i) seven years from the issuance date, (ii) the closing date of the Company’s IPO or (iii) upon consummation by the Company of any consolidation or merger. The Company valued the warrants using the Black-Scholes valuation model with the following assumptions: expected volatility of 72%, risk-free interest rate of 3.46% and expected term of seven years. The fair value of the warrants was calculated to be $224,478 and recorded as issuance cost and an increase to additional paid-in capital. As of December 31, 2009, 240,516, warrants remain outstanding. Each of the warrants contained a net issuance feature, which allowed the warrant holder to pay the exercise price of the warrant by forfeiting a portion of the exercised warrant shares with a value equal to the aggregate exercise. The warrants were net exercised upon the closing of the Company’s IPO on March 4, 2010.
     In connection with the issuance of the 2009 notes discussed in Note 8, the Company issued warrants to each note holder to purchase shares of its equity securities. Each 2009 warrant is exercisable for the security into which each 2009 note is converted, at the price at which that security is sold to other investors. Depending on when the 2009 notes are converted, each 2009 warrant may be exercisable for a number of shares equal to the quotient obtained by dividing (x) (i) 25% of the principal amount of the accompanying 2009 notes, in the event the conversion occurs prior to April 1, 2010, or (ii) 50% of the principal amount of the accompanying 2009 notes, in the event the conversion occurs on or after April 1, 2010, by (y) the purchase price of the securities into which the note is ultimately converted. The Company accounted for the 2009 warrants in accordance with FASB ASC 480, which requires that a financial instrument, other than outstanding shares, that, at inception, is indexed to an obligation to repurchase the issuer’s equity shares, regardless of the timing of the redemption feature, and may require the issuer to settle the obligation by transferring assets, be classified as liability through the completion of the Company’s IPO. The Company measured the fair value of the 2009 warrants using the Black-Scholes valuation model on issuance date and adjusted the fair value at the end of each reporting period based on the following assumptions:

	March 31,	December 31,	September 30,
	2010	2009	2009
Expected Volatility	94%	78%	78%
Dividend Yield	0%	0%	0%
Risk-Free Interest Rate	2.28%	2.34%	2.38%
Expected Term (years)	4.50	5.00	5.00
     The Company then applied probability factors to the different possible conversion scenarios and calculated the initial fair value of the 2009 warrants to be $320,000, which amount was recorded as a discount to the 2009 notes. The discount is amortized as interest expense over the terms of the 2009 notes. The Company re-measured the fair value of the 2009 warrants on December 31, 2009 and recorded the change in fair value in non-operating income. Upon conversion of the 2009 notes into shares of common stock at the completion of the Company’s IPO, the fair value of the 2009 warrants was re-measured again by the Company and the aggregate fair value of $1.5 million was recorded in non-operating expense during the three months ended March 31, 2010. Concurrent with the conversion of the 2009 notes, the Company calculated the number of warrant shares to be 357,136 based on 25% of the principal amount of the accompanying 2009 notes and the IPO price of the Company’s common stock of $7.00 per share. The warrant liability and unamortized discount were reclassified to additional paid-in-capital as a result of the conversion of the 2009 notes.
     In connection with the issuance of the escrow notes, which are exchangeable for exchange notes, each exchange note that is issued would be accompanied by a warrant, which is exercisable for the security into which the accompanying exchange note, if any, is converted, at the price at which that security is sold to other investors. Depending on when the exchange notes are converted, each warrant may be exercisable for a number of shares equal to the quotient obtained by dividing (x) (i) 25% of the principal amount of the accompanying exchange notes, in the event the conversion occurs prior to April 1, 2010, or (ii) 50% of the principal amount of the accompanying exchange notes, in the event the conversion occurs on or after April 1, 2010, by (y) the purchase price of the securities into which the exchange note is ultimately converted. The Company accounts for the potential issuance of the warrants in accordance with FASB ASC 480, which requires that a financial instrument, other than outstanding shares, that, at inception, is indexed to an obligation to repurchase the issuer’s equity shares, regardless of the timing of the redemption feature, and may require the issuer to settle the obligation by transferring assets, be classified as liability through the completion of the Company’s IPO. The Company measured the fair value of its derivative using the Black-Scholes valuation model with the following assumptions: expected volatility of 78%, risk-free interest rate of 2.34% and expected term of five years. The Company then applied probability factors to the different possible exchange and conversion scenarios and calculated the fair value of the warrants to be $86,845, which amount was recorded as a discount to the escrow notes. The discount is amortized as interest expense over the terms of the escrow notes. The escrow notes were converted into shares of the Company’s common stock upon the closing of its IPO. As a result of the conversion taking place prior to the exchange of the escrow notes into exchange notes, the Company’s obligation to issue the warrants was eliminated. Consequently, the Company reclassified the unamortized discount into additional paid-in capital and reduced the fair value of the warrant liability to zero.
Embedded Derivative
     The 2009 notes and the escrow notes discussed in Note 8 contained a contingent automatic redemption feature and a contingent put option that meet the definition of an embedded derivative as defined in the Derivatives and Hedging topic of FASB ASC 815 because these notes contain features with implicit or explicit terms that affect some or all of the cash flows or the value of other exchanges required by a contract in a manner similar to a derivative instrument. As a result, the Company evaluated these embedded derivative features under the guidance of FASB ASC 815 and determined that the embedded derivative features should be separated from the 2009 notes and escrow notes and recognized as derivative instruments. Pursuant to the guidance of FASB ASC 815, if a hybrid instrument contains more than one embedded derivative feature that would individually warrant separate accounting as a derivative instrument, those embedded derivative features shall be bundled together as a single, compound embedded derivative that shall then be bifurcated and accounted for separately from the host contract unless a fair value election is made. Since the Company may not make a fair value election, the contingent automatic redemption and the contingent put option should be bundled together as a single, compound embedded derivative and separated from the 2009 notes and escrow notes. The Company recognized the bundled embedded derivative as a derivative liability with initial and subsequent measurements at fair value and changes in fair value recorded in earnings. Upon conversion of the 2009 notes and escrow notes into shares of common stock at the completion of the Company’s

IPO, the Company re-measured the fair value of the embedded derivative and recorded a charge of $2.5 million in non-operating expense during the three months ended March 31, 2010.
10. STOCK OPTIONS
  Option Plan
     On February 1, 2010, the Company’s board of directors adopted the 2010 Stock Option and Incentive Plan (the “2010 Plan”) effective upon consummation of the IPO, which was also approved by the Company’s stockholders. The Company initially reserved 233,644 shares of common stock for issuance under the 2010 Plan, plus additional shares returned under the Company’s 2005 Equity Incentive Plan (the “2005 Plan”) as a result of the cancellation of options or the repurchase of shares issued pursuant to the 2005 Plan. As of March 31, 2010, an additional 6,267 shares have been reserved under the 2010 Plan as a result of the cancellation of options or repurchase of shares under the 2005 Plan. In addition, the 2010 Plan provides for annual increases in the number of shares available for issuance thereunder on the first day of each fiscal year, beginning with the 2011 fiscal year, equal to four percent (4%) of the outstanding shares of the Company’s common stock on the last day of the immediately preceding fiscal year. The maximum aggregate number of shares of stock that may be issued in the form of incentive stock options shall not exceed the lesser of (i) the number of shares reserved and available for issuance under the Plan or (ii) 1,460,280 shares of stock, subject in all cases to adjustment including reorganization, recapitalization, reclassification, stock dividend, stock split, reverse stock split or other similar change in the Company’s capital stock. The 2010 Plan permits the granting of incentive and non-statutory stock options, restricted and unrestricted stock awards, restricted stock units, stock appreciation rights, performance share awards, cash-based awards and dividend equivalent rights to eligible employees, directors and consultants. The option exercise price of an option granted under the 2010 Plan may not be less than 100% of the fair market value of a share of the Company’s Common Stock on the date the stock option is granted. Options granted under the 2010 Equity Plan have a maximum term of 10 years and generally vest over four years. In addition, in the case of certain large stockholders, the minimum exercise price of incentive options must equal 110% of fair market value on the date of grant and the maximum term is limited to five years.
     The 2010 Plan does not allow the option holders to exercise their options prior to vesting. The 2005 Plan allows the option holders to exercise their options prior to vesting. Unvested shares are subject to repurchase by the Company at the option of the Company. Unvested shares subject to repurchase have been excluded from the number of shares outstanding. Option activity in the table below includes options exercised prior to vesting. At March 31, 2010 and 2009, 43,151 and 69,424 shares were subject to repurchase with a corresponding liability of $22,858 and $31,131, respectively.
  Early Exercise of Employee Options
     Stock options granted under the Company’s 2005 Plan provide employee option holders the right to elect to exercise unvested options in exchange for restricted common stock. Unvested shares, which amounted to 43,151 and 69,424 at March 31, 3010 and December 31, 2009, respectively, were subject to a repurchase right held by the Company at the original issuance price in the event the optionees’ employment is terminated either voluntarily or involuntarily. For exercises of employee options, this right lapses 25% on the first anniversary of the vesting start date and in 36 equal monthly amounts thereafter. These repurchase terms are considered to be a forfeiture provision and do not result in variable accounting. The shares purchased by the employees pursuant to the early exercise of stock options are not deemed to be outstanding until those shares vest. In addition, cash received from employees for exercise of unvested options is treated as a refundable deposit shown as a liability in the Company’s financial statements. For the three months ended March 31, 2010, and the year ended December 31, 2009, cash received for early exercise of options totaled to $0 and $6,615, respectively. As the shares vest, the shares and liability are released into common stock and additional paid-in capital.

     The activity of unvested shares for the period ended March 31, 2010 as a result of early exercise of options granted to employees is as follows:

		Weighted-
		Average
Unvested Shares	Shares	Grant Price
	(unaudited)
Balance as of December 31, 2007	289,824	$0.24
Early exercise of options	59,191	$0.62
Vested	(168,386)	$0.22
Repurchases	(18,983)	$0.26

Balance as of December 31, 2008	161,646	$0.34
Early exercise of options	4,381	$1.51
Vested	(96,603)	$0.35

Balance as of December 31, 2009	69,424	$0.45
Early exercise of options	—	—
Vested	(20,006)	$0.33
Repurchases	(6,267)	$0.26

Balance as of March 31, 2010	43,151	$0.53

     The following table summarizes stock option activity for the Company:

				Weighted-
			Weighted-	Average
	Shares		Average	Remaining
	Available for	Number of	Exercise	Contractual
	Grant	Options	Price	Life in Years
		(unaudited)
Balance at September 9, 2004 (Date of Inception)
Shares authorized	248,247	—
Options granted	(187,202)	187,202	$0.14
Options exercised	—	(33,292)	$0.14

Balance at December 31, 2005	61,045	153,910	$0.14	8.42
Shares authorized	1,285,047	—
Options granted	(65,998)	65,998	$0.14
Options exercised	—	(125,581)	$0.14

Balance at December 31, 2006	1,280,094	94,327	$0.14	6.89
Shares authorized	292,056	—
Options granted	(1,339,655)	1,339,655	$0.26
Options exercised	—	(493,605)	$0.25
Options cancelled	92,642	(92,642)	$0.24

Balance at December 31, 2007	325,137	847,735	$0.26	8.08
Shares authorized	350,467	—
Options granted	(327,973)	327,973	$1.34
Options exercised	—	(179,886)	$0.38
Options cancelled	38,697	(38,697)	$0.42
Repurchase	18,983	—	$0.26

Balance at December 31, 2008	405,311	957,125	$0.60	8.28
Options granted	(405,358)	405,358	$1.69
Options exercised	—	(19,089)	$0.80
Options cancelled	19,618	(19,618)	$0.92

Balance as of December 31, 2009	19,571	1,323,776	$0.92	7.94
Shares authorized under the 2010 Plan	233,644	—
Options granted	(25,000)	25,000	$6.99
Options exercised	—	(20,672)	$0.85
Options cancelled	9,832	(9,832)	$1.50
Repurchase	6,267	—	$0.26

Balance as of March 31, 2010	244,314	1,318,272	$1.03	7.74

Ending Vested as of March 31, 2010		1,001,276	$0.80	7.50
Ending Vested and Expected to Vest as of March 31, 2010		1,318,272	$1.03	7.74
Stock-Based Compensation Expense
     Total employee stock-based compensation expense recognized under FASB ASC 718 was as follows (unaudited):

			Period from
			September 9,
			2004
			(Date of
			Inception)
	Three Months Ended March 31,		to March 31,
	2010	2009	2010
Research and development	$16,027	$14,472	$210,029
General and administrative	32,385	29,006	315,262

Total stock-based compensation	$48,412	$43,478	$525,291

     As of March 31, 2010 and December 31, 2009, total compensation cost related to unvested stock options not yet recognized was $535,015 and $456,288, which is expected to be allocated to expenses over a weighted-average period of 2.16 and 2.25 years, respectively.

     The assumptions used in the Black-Scholes option-pricing model for the three months ended March 31, 2010 and 2009, and for the period from September 9, 2004 (Date of Inception) to March 31, 2010, are as follows:

			Period from
			September 9,
			2004 (Date of
	Three Months Ended March 31,		Inception) to
	2010	2009	March 31, 2010
		(unaudited)
Expected Volatility	89%	74%	80%
Dividend Yield	0%	0%	0%
Risk-Free Interest Rate	3.02%	2.09%	3.95%
Expected Term (years)	6.25	6.25	6.25
     The weighted-average grant date fair values of stock options granted during the three months ended March 31, 2010 and 2009, and for the period from September 9, 2004 (Date of Inception) to March 31, 2010 were $5.30, $1.01 and $0.50 per share, respectively.
  Nonemployee Stock-Based Compensation
     The Company accounts for stock options granted to nonemployees as required by the Equity Topic of the FASB ASC. In connection with stock options granted to consultants, the Company recorded $4,204, $1,153 and $162,149 for nonemployee stock-based compensation during the three months ended March 31, 2010, 2009, and for the period from September 9, 2004 (Date of Inception) to March 31, 2010, respectively. These amounts were based upon the fair value of the vested portion of the grants.
     The assumptions used in the Black-Scholes option-pricing model for the years ended March 31, 2010 and 2009, and for the period from September 9, 2004 (Date of Inception) to March 31, 2010, are as follows:

			Period from
			September 9,
			2004 (Date of
	Three Months Ended March 31,		Inception) to
	2010	2009	March 31, 2010
		(unaudited)
Expected Volatility	98%	98%	98%
Dividend Yield	0%	0%	0%
Risk-Free Interest Rate	3.29%	2.85%	3.68%
Expected Term (years)	8.11	8.56	9.67
     Amounts expensed during the remaining vesting period will be determined based on the fair value at the time of vesting.
11. RELATED PARTY TRANSACTIONS
     For the three months ended March 31, 2010 and 2009, and for the period from September 9, 2004 (Date of Inception) to March 31, 2010, the Company paid $0, $38,274 and $131,574, respectively, for clinical management services rendered by an outside organization where one of the founders is employed.
12. SUBSEQUENT EVENT
     On April 6, 2010, pursuant to the terms and conditions of the underwriting agreement, the underwriters of the IPO exercised their over-allotment option and purchased 604,492 shares of common stock at the public offering price of $7.00 per share, less any underwriting discount, commissions and fees, resulting in gross proceeds of approximately $4.0 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, a amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. All statements other than statements of historical factors are “forward-looking statements” for purposes of theses provisions. In some cases you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” and “potential,” and similar expressions intended to identify forward-looking statements. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” in this report. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.
Overview
     Anthera Pharmaceuticals, Inc. (the “Company”, “we”, “our”, or “us”) is a biopharmaceutical company focused on developing and commercializing products to treat serious diseases associated with inflammation, including cardiovascular and autoimmune diseases. We currently have one Phase 3 ready clinical program, A-002, and two Phase 2 clinical programs, A-623 and A-001. Two of our product candidates, A-002 and A-001, are designed to inhibit a novel enzyme target known as secretory phospholipase A2, or sPLA2. Elevated levels of sPLA2 have been implicated in a variety of acute inflammatory conditions, including acute coronary syndrome and acute chest syndrome associated with sickle cell disease, as well as in chronic diseases, including stable coronary artery disease. In addition, our Phase 2 ready product candidate, A-623, targets elevated levels of B-lymphocyte stimulator, which has been associated with a variety of B-cell mediated autoimmune diseases, including systemic lupus erythematosus (“lupus”), lupus nephritis, rheumatoid arthritis, multiple sclerosis, Sjögren’s Syndrome, Graves’ Disease and others.
     We have generated significant losses since inception. As of March 31, 2010, we had an accumulated deficit of approximately $76.3 million. We recognized net losses of $11.1 million and $3.8 million for the three months ended March 31, 2010 and 2009, respectively. These losses have resulted primarily from expense incurred in connection with research and development activities, consisting primarily of clinical trials, preclinical studies and manufacturing services associated with our current production candidates. We expect our net losses to increase as we continue to advance our clinical trials, expand our research and development efforts, and add personnel for our anticipated growth.
     On February 26, 2010, our Registration Statement on Form S-1 was declared effective by the SEC for our IPO, pursuant to which we sold 6,000,000 shares of our common stock at a public offering price of $7.00 per share. We received gross proceeds of approximately $42 million from this transaction, before underwriting discounts and commissions. Concurrent with the closing of the IPO, we received an aggregate of $17.1 million from the issuance of 2,598,780 shares of our common stock to certain of our investors pursuant to a common stock purchase agreement. On April 6, 2010, pursuant to the terms and conditions of the underwriting agreement, the underwriters of our IPO exercised their over-allotment option and purchased 604,492 shares of common stock at our public offering price of $7.00 per share, less the underwriting discount and commissions, resulting in gross proceeds of approximately $4.2 million.
     Revenue
     To date, we have not generated any revenue. We do not expect to generate revenue unless or until we obtain regulatory approval of, and commercialize, our product candidates or in- license additional products that generate revenue. We intend to seek to generate revenue from a combination of product sales, up-front fees and milestone payments in connection with collaborative or strategic relationships and royalties resulting from the licensing of the commercial rights to our intellectual property. We expect that any revenue we generate will fluctuate from quarter to quarter as a result of the nature, timing and amount of milestone payments we may receive upon the sale of our products, to the extent any are successfully commercialized, as well as any revenue we may receive from our collaborative or strategic relationships.
     Research and Development Expenses
     Since our inception, we have focused our activities on our product candidate development programs. We expense research and development costs as they are incurred. Research and development expenses consist of personnel costs, including salaries, benefits and stock-based compensation, clinical studies performed by contract research organizations, or CROs, materials and supplies, licenses and fees and overhead allocations consisting of various administrative and facilities-related costs. Research and development activities are also separated into three main categories: licensing, clinical development and pharmaceutical development. Licensing costs consist primarily of fees paid pursuant to license agreements. Historically, our clinical development costs have included costs for preclinical and clinical studies. We expect to incur substantial clinical development costs for our anticipated Phase 3 clinical study named VISTA-16 for A-002, as well as for the development of our other product candidates. Pharmaceutical development costs consist of expenses incurred relating to clinical studies and product formulation and manufacturing.
     We expense both internal and external research and development costs as incurred. We are developing our product candidates in parallel, and we typically use our employee and infrastructure resources across several projects. Thus, some of our research and development costs are not attributable to an individually named project, but rather are allocated across our clinical stage programs. These unallocated costs include salaries, stock-based compensation charges and related fringe benefit costs for our employees, consulting fees and travel.
     The following table shows our total research and development expenses for the three months ended March 31, 2010 and 2009, and for the period from September 9, 2004 (Date of Inception) through March 31, 2010 (unaudited):

				For the Period
				September 9,
				2004 (Date of
				Inception)
	Three Months Ended March 31,			to March 31,
	2010		2009	2010
			(unaudited)
Allocated costs:
A-001	$91,729		$82,109	$6,611,775
A-002	4,252,849	(1)	2,187,250	32,113,493
A-623	304,950		5,573	6,448,367	(2)
Unallocated costs	592,286		639,834	11,392,160

Total development	$5,241,814		$2,914,766	$56,565,795

(1)	Includes milestone payments of $3.5 million pursuant to amendments to the license agreements with each of Eli Lilly and Shionogi & Co. Ltd.

(2)	Includes a one-time license initiation fee of $6.0 million pursuant to a license agreement with Amgen.
     We expect our research and development expenses to increase significantly as we continue to develop our product candidates. We anticipate enrolling the first patient in the VISTA-16 study of A-002 in the second quarter of 2010. We also anticipate enrolling patients in a Phase 2 clinical study of A-623 for lupus in the second half of 2010. We intend to fund our clinical studies with proceeds we raised from existing investors and our IPO.
     We expect that a large percentage of our research and development expenses in the future will be incurred in support of our current and future clinical development programs. These expenditures are subject to numerous uncertainties in timing and cost to completion. As we obtain results from clinical studies, we may elect to discontinue or delay clinical studies for certain product candidates or programs in order to focus our resources on more promising product candidates or programs. Completion of clinical studies may take several years or more, but the length of time generally varies according to the type, complexity, novelty and intended use of a product candidate. The cost of clinical studies may vary significantly over the life of a program as a result of differences arising during clinical development, including:
•	the number of sites included in the studies;

•	the length of time required to enroll suitable patient subjects;

•	the number of patients that participate in the studies;

•	the number of doses that patients receive;

•	the drop-out or discontinuation rates of patients; and

•	the duration of patient follow-up.

     Our expenses related to clinical studies are based on estimates of the services received and efforts expended pursuant to contracts with multiple research institutions and clinical research organizations that conduct and manage clinical studies on our behalf. The financial terms of these agreements are subject to negotiation and vary from contract to contract and may result in uneven payment flows. Generally, these agreements set forth the scope of work to be performed at a fixed fee or unit price. Payments under the contracts depend on factors such as the successful enrollment of patients or the completion of clinical study milestones. Expenses related to clinical studies generally are accrued based on contracted amounts and the achievement of milestones such as number of patients enrolled. If timelines or contracts are modified based upon changes to the clinical study design or scope of work to be performed, we modify our estimates of accrued expenses accordingly on a prospective basis.
     None of our product candidates has received U.S. Food and Drug Administration, or FDA, or foreign regulatory marketing approval. In order to grant marketing approval, the FDA or foreign regulatory agencies must conclude that clinical data establishes the safety and efficacy of our product candidates and that the manufacturing facilities, processes and controls are adequate. Despite our efforts, our product candidates may not offer therapeutic or other improvement over existing, comparable drugs, be proven safe and effective in clinical studies, or meet applicable regulatory standards.
     As a result of the uncertainties discussed above, we are unable to determine the duration and completion costs of our development projects or when and to what extent we will receive cash inflows from the commercialization and sale of an approved product candidate, if ever.
     General and Administrative Expenses
     General and administrative expenses consist primarily of compensation for employees in executive and operational functions, including clinical, chemical manufacturing, regulatory, finance and business development. Other significant costs include professional fees for legal services, including legal services associated with obtaining and maintaining patents. We anticipate incurring a significant increase in general and administrative expenses as we operate as a public company. These increases will likely include increased costs for insurance, costs related to the hiring of additional personnel and payment to outside consultants, lawyers and accountants. We also expect to incur significant costs to comply with the corporate governance, internal controls and similar requirements applicable to public companies.
Critical Accounting Policies and Estimates
     Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. On an ongoing basis, we evaluate these estimates and judgments, including those described below. We base our estimates on our historical experience and on various other assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results and experiences may differ materially from these estimates.
     While our significant accounting policies are more fully described in Note 2 to our financial statements included at the end of this prospectus, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating our reported financial results and affect the more significant judgments and estimates that we use in the preparation of our financial statements.
  Accrued Clinical Expenses
As part of the process of preparing our financial statements, we are required to estimate our accrued expenses. This process involves reviewing open contracts and purchase orders, communicating with our applicable personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of actual cost. The majority of our service providers invoice us monthly in arrears for services performed. We make estimates of our accrued expenses as of each balance sheet date in our financial statements based on facts and circumstances known to us at that time. We periodically confirm the accuracy of our estimates with the service providers and make adjustments if necessary. Examples of estimated accrued clinical expenses include:
•	fees paid to CROs in connection with clinical studies;

•	fees paid to investigative sites in connection with clinical studies;

•	fees paid to contract manufacturers in connection with the production of clinical study materials; and

•	fees paid to vendors in connection with the preclinical development activities.
     We base our expenses related to clinical studies on our estimates of the services received and efforts expended pursuant to contracts with multiple research institutions and CROs that conduct and manage clinical studies on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. Payments under some of these contracts depend on factors such as the successful enrollment of patients and the completion of clinical study milestones. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from our estimate, we adjust the accrual accordingly. If we do not identify costs that we have begun to incur or if we underestimate or overestimate the level of services performed or the costs of these services, our actual expenses could differ from our estimates.
  Stock-Based Compensation
     Effective January 1, 2006, we adopted the provisions of FASB ASC 718, Compensation — Stock Compensation, using the modified prospective method. Compensation costs related to all equity instruments granted after January 1, 2006 are recognized at the grant-date fair value of the awards. Additionally, we are required to include an estimate of the number of awards that will be forfeited in calculating compensation costs, which are recognized over the requisite service period of the awards on a straight-line basis. We estimate the fair value of our share-based payment awards on the date of grant using an option-pricing model. We recognized employee stock-based compensation expense of $74,861 in 2007, $143,406 in 2008, and $253,964 in 2009, respectively. As of March 31, 2010, we had $535,015 in total unrecognized compensation cost related to non-vested employee stock-based compensation arrangements, which we expect to recognize over a weighted-average period of approximately 2.16 years. The intrinsic value of all outstanding vested and non-vested stock-based compensation arrangements, based on the closing price of $6.99 per share, is $7.9 million, based on 1,318,272 shares of our common stock issuable upon exercise of stock-based compensation arrangements outstanding at March 31, 2010 at a weighted-average exercise price of $1.03 per share.
     We calculate the fair value of stock-based compensation awards using the Black-Scholes option-pricing model. For the three months ended March 31, 2010 and 2009, the weighted-average assumptions used in the Black-Scholes model were 6.25 years for the expected terms, 89% and 74% for the expected volatility, 3.02% and 2.09% for the risk free rate and 0.0% for dividend yield, respectively. Expense amounts for future awards for any particular quarterly or annual period could be affected by changes in our assumptions. The weighted-average expected option terms for 2010 and 2009 reflect the application of the simplified method set out in FASB ASC 718-10. The simplified method defines the life as the average of the contractual term of the stock-based compensation award and the weighted-average vesting period for all tranches. Estimated volatility for fiscal 2010 and 2009 also reflects the application of interpretive guidance provided in FASB ASC 718-10 and, accordingly, incorporates historical volatility of similar public entities.
Results of Operations
  Comparison of the Three Months Ended March 31, 2010 and 2009
     Research and Development Expenses. Research and development expenses were $5.2 million for the three months ended March 31, 2010, compared with $2.9 million for the three months ended March 31, 2009. The $2.3 million increase in our research and development expenses was primarily attributable to the recognition of a $3.5 million non-cash charge related to milestone payments recorded in connection with the initiation of our Phase 3 clinical study of A-002 — VISTA-16 (“Vascular Inflammation Suppression to Treat Acute Coronary Syndrome — 16 Weeks”), which were paid through the issuance of 531,914 shares of common stock; offset by a decrease of $1 million in clinical trial expense due to the completion of Anthera’s Phase 2b clinical study of A-002 — FRANCIS (Fewer Recurrent Acute Coronary Events with Near-term Cardiovascular Inflammation Suppression) in acute coronary syndrome patients with high levels of inflammation and dislipidemia.
     General and Administrative Expenses. General and administrative expenses were $1.2 million for the three months ended March 31, 2010, compared with $0.8 million for the three months ended March 31, 2009. The $0.4 million increase was primarily attributable to professional services incurred in connection with our financial audit and other costs associated with operating as a public company.

     Interest and Other Income. Interest and other income was $3,301 for the three months ended March 31, 2010, compared with $13,046 for the three months ended March 31, 2009. The decrease in interest and other income was due to lower average cash balances.
     Interest and Other Expense. Interest and other expense was $4.7 million for the three months ended March 31, 2010, compared with $37,397 for the three months ended March 31, 2009. Interest and other expense recorded during the three months ended March 31, 2010 included a $4.5 million non-cash charge recorded as part of interest and other expense related to the amortization of discounts on the Company’s convertible promissory notes and the mark-to-market adjustment relating to warrants and embedded derivative connected to the Company’s convertible promissory notes. Interest and other expense recorded during the comparable period in 2009 consisted of interest accrued on past due license fee obligations.
Liquidity and Capital Resources
     To date, we have funded our operations primarily through private placements of preferred stock, convertible debt and public financing. As of March 31, 2010, we had received net proceeds of approximately $88.3 million from the sale of equity securities, and net proceeds of approximately $26.4 million from the issuance of the 2009 Notes. As of March 31, 2010, we had cash and cash equivalents of approximately $56.7 million.
  Cash Flows
  Three Months Ended March 31, 2010
     For the three months ended March 31, 2010, we incurred a net loss of approximately $11.1 million.
     Net cash used in operating activities was approximately $3.5 million. The net loss is higher than cash used in operating activities by $7.6 million. The primary drivers for the difference are adjustments for non-cash charges such as stock-based compensation of approximately $52,616, amortization of note discount and debt issuance cost of approximately $0.8 million, issuance of $3.5 million worth of common stock in lieu of cash milestone payments due to Eli Lilly and Shionogi & Co., Ltd., the conversion of $0.3 million of accrued interest into shares of common stock upon conversion of the 2009 Notes, mark to market adjustments relating to warrant and derivative liability of $3.8 million, and a decrease in operating assets and liabilities of approximately 0.9 million.
     Net cash used by investing activities was $5,746 and consisted of computer equipment purchased during the quarter.
     Net cash provided by financing activities was approximately $56.3 million and consisted of proceeds of $57.2 million received from the issuance of common stock at our IPO and the release of funds held in an escrow account concurrent with the closing of our IPO, offset by approximately $0.9 million of issuance cost paid during the quarter.
  Three Months Ended March 31, 2009
     For the three months ended March 31, 2009, we incurred a net loss of approximately $3.8 million.
     Net cash used in operating activities was approximately $3.7 million. The net loss is higher than cash used in operating activities by $0.1 million. The primary drivers for the difference are adjustments for non-cash charges such as stock-based compensation of $44,631, an increase in current operating assets and liabilities of $0.5 million, offset by a decrease in license fee payable of $0.5 million due to payment made during the quarter.
     There were no investing and financing activities during the quarter ended March 31, 2009.
Contractual Obligations and Commitments
     The following table summarizes our long-term contractual obligations and commitments as of March 31, 2010:

	Payments Due by Period
		Less than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years
Operating lease obligations (1)	$63,324	$56,304	$7,020	$—	$—

(1)	Operating lease obligations reflect our obligation to make payments in connection with a sublease that commenced in October 2008 and will expire on September 30, 2010 for approximately 7,800 square feet of office space and office equipment leases that commenced in October 2007 and will expire in June 2013.

     The above amounts exclude potential payments to be made under our license agreements to our licensors that are based on the progress of our product candidates in development, as these payments are not determinable. Under our license agreement with Eli Lilly and Shionogi & Co., Ltd. to develop and commercialize certain sPLA2 inhibitors, we are obligated to make additional milestone payments upon the achievement of certain development, regulatory, and commercial objectives. We are also obligated to pay royalties on future net sales of products that are developed and approved as defined by this collaboration. Our obligation to pay royalties with respect to each licensed product in each country will expire upon the later of (a) 10 years following the date of the first commercial sale of such licensed product in such country and (b) the first date on which generic version(s) of the applicable licensed product achieve a total market share, in the aggregate, of 25% or more of the total unit sales of wholesalers to pharmacies of licensed product and all generic versions combined in the applicable country.
     Also excluded from the table above are potential milestone payments on the development of A-623. Under our license agreement with Amgen to develop and commercialize A-623, we are obligated to make additional milestone payments upon the achievement of certain development, regulatory, and commercial objectives. We are also obligated to pay royalties on future net sales of products that are developed and approved as defined by this collaboration. Our royalty obligations as to a particular licensed product will be payable, on a country-by-country and licensed product-by-licensed product basis, for the longer of (a) the date of expiration of the last to expire valid claim within the licensed patents that covers the manufacture, use or sale, offer to sell, or import of such licensed product by us or a sublicensee in such country or (b) 10 years after the first commercial sale of the applicable licensed product in the applicable country.
  Funding Requirements
     We expect to incur substantial expenses and generate significant operating losses as we continue to advance our product candidates into preclinical studies and clinical studies and as we:
•	initiate the Phase 3 VISTA-16 study for A-002;

•	continue clinical development of A-623;

•	hire additional clinical, scientific and management personnel; and

•	implement new operational, financial and management information systems.
     Our future capital uses and requirements depend on numerous forward-looking factors. These factors include the following:
•	the progress of preclinical development and clinical studies of our product candidates;

•	the time and costs involved in obtaining regulatory approvals;

•	delays that may be caused by evolving requirements of regulatory agencies;

•	the costs involved in filing and prosecuting patent applications and enforcing or defending patent claims;

•	our ability to establish, enforce and maintain selected strategic alliances; and

•	the acquisition of technologies, product candidates and other business opportunities that require financial commitments.
     To date, we have not generated any revenue. We do not expect to generate revenue unless or until we obtain regulatory approval of, and commercialize, our product candidates. We expect our continuing operating losses to result in increases in cash used in operations over the next several years. Our future capital requirements will depend on a number of factors including the progress and results of our clinical studies; the costs, timing and outcome of regulatory review of our product candidates; our revenue, if any, from successful development and commercialization of our product candidates; the costs of commercialization activities; the scope, progress, results and costs of preclinical development, laboratory testing and clinical studies for other product candidates; the emergence of competing therapies and other market developments; the costs of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending intellectual property rights, the extent to which we acquire or invest in other product candidates and technologies; and our ability to establish collaborations and obtain milestone, royalty or other payments from any collaborators.

     We expect the proceeds from our IPO, recent private placement and exercise of the over-allotment option by the underwriters of our IPO, together with our existing resources, to be sufficient to fund our planned operations, including our continued product candidate development, for at least the next 12 months. However, we may require significant additional funds earlier than we currently expect to conduct additional clinical studies and seek regulatory approval of our product candidates. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical studies.
     Additional funding may not be available to us on acceptable terms or at all. In addition, the terms of any financing may adversely affect the holdings or the rights of our stockholders. For example, if we raise additional funds by issuing equity securities or by selling convertible debt securities further dilution to our existing stockholders may result. To the extent our capital resources are insufficient to meet our future capital requirements, we will need to finance our future cash needs through public or private equity offerings, collaboration agreements, debt financings or licensing arrangements.
     If adequate funds are not available, we may be required to terminate, significantly modify or delay our development programs, reduce our planned commercialization efforts, or obtain funds through collaborators that may require us to relinquish rights to our technologies or product candidates that we might otherwise seek to develop or commercialize independently. We may elect to raise additional funds even before we need them if the conditions for raising capital are favorable.
Off-Balance Sheet Arrangements
     We do not currently have, nor have we ever had, any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
     As of March 31, 2010, our investment portfolio consists of U.S. Treasury bills and money market funds. The primary objectives of our investment are to preserve capital and maintain liquidity. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, since all of our investments are in U.S. Treasury bills and money market funds, we do not believe we are subject to any material market risk exposure. We do not have any foreign currency or any other material derivative financial instruments.
ITEM 4T. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     Our management, with the participation of our chief executive and financial officers, evaluated the effectiveness of our disclosures controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2010, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting during the quarter ended March 31, 2010 identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     From time to time, we may be involved in routine legal proceedings, as well as demands, claims and threatened litigation, which arise in the normal course of our business.
     We believe there is no litigation pending that could, individually or in the aggregate, have a material adverse effect on our results of operations or financial condition.
ITEM 1A. RISK FACTORS
     Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below and the other information in this Quarterly Report on Form 10-Q. If any of such risks actually occur, our business, operating results or financial condition could be adversely affected. In those cases, the trading price of our common stock could decline and you may lose all or part of your investment.
Risks Related to Our Financial Condition and Capital Requirements
We have incurred significant losses since our inception and anticipate that we will incur continued significant losses for the foreseeable future.
     We are a development stage company with only five years of operating history. We have focused primarily on developing our three product candidates, varespladib methyl (A-002), A-623 and varespladib sodium (A-001). We have financed our operations exclusively through private placements of preferred stock and convertible debt and we have incurred losses in each year since our inception in September 2004. Our net losses were approximately $15,000 in 2004, $540,000 in 2005, $8.7 million in 2006, $25.7 million in 2007, $18.1 million in 2008, $12.2 million in 2009 and $11.2 million for the three months ended March 31, 2010. As of March 31, 2010, we had an accumulated deficit of approximately $76.3 million. Substantially all of our losses resulted from costs incurred in connection with our product development programs and from general and administrative costs associated with our operations.
     We expect to incur additional losses over the next several years, and these losses may increase if we cannot generate revenues. These losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect our development expenses, as well as our clinical product manufacturing expenses, to increase in connection with our planned pivotal Phase 3 clinical study named VISTA-16 for A-002 and our planned Phase 2b clinical study for A-623. In addition, we will incur additional costs of operating as a public company and, if we obtain regulatory approval for any of our product candidates, we may incur significant sales, marketing, in-licensing and outsourced manufacturing expenses as well as continued product development expenses. As a result, we expect to continue to incur significant and increasing losses for the foreseeable future.
  We have never generated any revenue and may never be profitable.
     Our ability to generate revenue and achieve profitability depends on our ability, alone or with collaborators, to successfully complete the development of our product candidates, conduct preclinical tests in animals and clinical studies in human beings, obtain the necessary regulatory approvals for our product candidates and commercialize any approved products. We have not generated any revenue from our development-stage product candidates, and we do not know when, or if, we will generate any revenue. The commercial success of our development-stage product candidates will depend on a number of factors, including, but not limited to, our ability to:

•	obtain favorable results for and advance the development of our lead product candidate, A-002, for the treatment of acute coronary syndrome, including successfully launching and completing the VISTA-16 study;

•	obtain favorable results for and advance the development of our product candidate A-623, for the treatment of B-cell mediated autoimmune diseases, including successfully launching and completing a Phase 2b clinical study in patients with systemic lupus erythematosus (“lupus”);

•	obtain favorable results for and advance the development of our product candidate A-001, for the prevention of acute chest syndrome associated with sickle cell disease, including completing a multi-center Phase 2 clinical study;

•	successfully execute our planned preclinical studies in animals and clinical studies in human beings for our other product candidates;

•	obtain regulatory approval for A-002, A-623, A-001 and our other product candidates;

•	if regulatory approvals are obtained, begin the commercial manufacturing of our product candidates with our third-party manufacturers;

•	launch commercial sales and effectively market our product candidates, either independently or in strategic collaborations with third parties; and

•	achieve broad market acceptance of our product candidates in the medical community and with third-party payors.
     All of our product candidates are subject to the risks of failure inherent in the development of therapeutics based on new technologies. Currently, we have three product candidates in clinical development: A-002, A-623 and A-001. These product candidates could fail in clinical studies if we are unable to demonstrate that they are effective or if they cause unacceptable adverse effects in the patients we treat. Failure of our product candidates in clinical studies would have a material adverse effect on our ability to generate revenue or become profitable. If we are not successful in achieving regulatory approval for our product candidates or are significantly delayed in doing so, our business will be materially harmed.
     Additionally, all of our other product candidates are in preclinical development. Our drug discovery efforts may not produce any other viable or marketable product candidates. We do not expect any of our potential product candidates to be commercially available until at least 2013.
     Even if our product candidates are approved for commercial sale, the approved product candidate may not gain market acceptance or achieve commercial success. Physicians, patients, payors or the medical community in general may be unwilling to accept, utilize or recommend any of our products. We would anticipate incurring significant costs associated with commercializing any approved product. Even if we are able to generate product sales, which we cannot guarantee, we may not achieve profitability soon thereafter, if ever. If we are unable to generate product revenues, we will not become profitable and may be unable to continue operations without additional funding.
Because we will need substantial additional capital in the future to fund our operations, our independent registered public accounting firm included a paragraph regarding concerns about our ability to continue as a going concern in their report on our financial statements. If additional capital is not available, we will have to delay, reduce or cease operations.
     We will need to raise substantial additional capital to fund our operations and to develop our product candidates. Our future capital requirements could be substantial and will depend on many factors including:
•	the rate of progress of our planned VISTA-16 study for A-002 and our planned Phase 2b clinical study for A-623;

•	the scope, size, rate of progress, results and costs of our preclinical studies, clinical studies and other development activities for one or more of our other product candidates;

•	the cost, timing and outcomes of regulatory proceedings;

•	payments received under any strategic collaborations;

•	the filing, prosecution and enforcement of patent claims;

•	the costs associated with commercializing our product candidates if they receive regulatory approval, including the cost and timing of developing sales and marketing capabilities, or entering into strategic collaboration with others relating to the commercialization of our product candidates; and

•	revenues received from approved products, if any, in the future.
     As of the date of this report, we anticipate that the net proceeds from our IPO, recent private placement and exercise of the over-allotment option by the underwriters of our IPO, and interest earned thereon, together with our existing cash and cash equivalents, will enable us to maintain our currently planned operations through at least the next 12 months. Changing circumstances may cause us to consume capital significantly faster than we currently anticipate. Additional financing may not be available when we need it or may not be available on terms that are favorable to us. If adequate funds are not available to us on a timely basis, or at all, we may be required to:
•	terminate, reduce or delay preclinical studies, clinical studies or other development activities for one or more of our product candidates; or

•	terminate, reduce or delay our (i) establishment of sales and marketing capabilities, (ii) pursuit of strategic collaborations with others relating to the sales, marketing and commercialization of our product candidates or (iii) other activities that may be necessary to commercialize our product candidates, if approved for sale.
The timing of the milestone and royalty payments we are required to make to each of Eli Lilly and Company, Shionogi & Co., Ltd. and Amgen Inc. is uncertain and could adversely affect our cash flows and results of operations.
     In July 2006, we entered into a license agreement with Eli Lilly and Company, or Eli Lilly, and Shionogi & Co., Ltd. to develop and commercialize certain secretory phospholipase A2, or sPLA2, inhibitors for the treatment of cardiovascular disease and other diseases. Pursuant to our license agreement with them, we have an obligation to pay to each of Eli Lilly and Shionogi & Co., Ltd. significant milestone and royalty payments based upon how we develop and commercialize certain sPLA2 inhibitors, including A-002 and A-001, and our achievement of certain significant corporate, clinical and financial events. For A-002, we are required to pay up to $32.0 million upon achievement of certain approval and post-approval sales milestones. For A-001, we are required to pay up to $3.0 million upon achievement of certain clinical development milestones and up to $25.0 million upon achievement of certain approval and post-approval sales milestones. For other product formulations that we are not currently developing, we would be required to pay up to $2.0 million upon achievement of certain clinical development milestones and up to $35.5 million upon achievement of certain approval and post-approval sales milestones. In addition, in December 2007, we entered into a license agreement with Amgen Inc.(“Amgen”), pursuant to which we obtained an exclusive worldwide license to certain technology and compounds relating to A-623. Pursuant to our license agreement with Amgen, we are required to make various milestone payments upon our achievement of certain development, regulatory and commercial objectives for any A-623 formulation. We are required to pay up to $10.0 million upon achievement of certain pre-approval clinical development milestones and up to $23.0 million upon achievement of certain post-approval milestones. We are also required to make tiered quarterly royalty payments on net sales, which increase as a percentage from the high single digits to the low double digits as net sales increase. The timing of our achievement of these events and corresponding milestone payments becoming due to Eli Lilly, Shionogi & Co., Ltd. and Amgen is subject to factors relating to the clinical and regulatory development and commercialization of certain sPLA2 inhibitors or A-623, as applicable, many of which are beyond our control. We may become obligated to make a milestone payment during a period in which we do not have the cash on hand to make such payment, which could require us to delay our clinical studies, curtail our operations, scale back our commercialization and marketing efforts or seek funds to meet these obligations at terms unfavorable to us.
  Our limited operating history makes it difficult to evaluate our business and prospects.
     We were incorporated in September 2004. Our operations to date have been limited to organizing and staffing our company, acquiring product and technology rights, conducting product development activities for our primary product candidates, A-002, A-623 and A-001, and performing research and development. We have not yet demonstrated an ability to obtain regulatory approval for or commercialize a product candidate. Consequently, any predictions about our future performance may not be as accurate as they could be if we had a history of successfully developing and commercializing pharmaceutical products.
Risks Associated with Development and Commercialization of Our Product Candidates

We depend substantially on the success of our three primary product candidates, A-002, A-623 and A-001, which are still under clinical development. We cannot assure you that these product candidates or any of our other product candidates will receive regulatory approval or be successfully commercialized.
     To date, we have not marketed, distributed or sold any product candidates. The success of our business depends primarily upon our ability to develop and commercialize our three primary product candidates successfully. Our lead product candidate is A-002, which has completed its Phase 2 clinical studies and for which we have received (i) an agreement from the U.S. Food and Drug Administration, or FDA, on a Special Protocol Assessment, or SPA, for the VISTA-16 Phase 3 study protocol, and (ii) scientific advice from the European Medicines Agency on our European development strategy for A-002. We anticipate enrolling the first patient in the VISTA-16 study for A-002 in the second quarter of 2010.
     Our next product candidate is A-623, which has completed Phase 1 clinical studies and for which we expect to commence a Phase 2b clinical study in the second half of 2010 after we reactivate the IND that was transferred from Amgen. We have submitted a protocol amendment and additional information necessary to support our proposed Phase 2 clinical study to the FDA and have received an IND advice letter from the FDA in the first quarter of 2010. As of March 31, 2010, we remain on track for beginning enrollment of patients for the clinical study in the second half of 2010.
     Our third product candidate is A-001. Our product candidates are prone to the risks of failure inherent in drug development. Before obtaining regulatory approvals for the commercial sale of any product candidate for a target indication, we must demonstrate with substantial evidence gathered in preclinical and well-controlled clinical studies, and, with respect to approval in the United States, to the satisfaction of the FDA and, with respect to approval in other countries, similar regulatory authorities in those countries, that the product candidate is safe and effective for use for that target indication and that the manufacturing facilities, processes and controls are adequate. Despite our efforts, our product candidates may not:
•	offer therapeutic or other improvement over existing, comparable therapeutics;

•	be proven safe and effective in clinical studies;

•	meet applicable regulatory standards;

•	be capable of being produced in sufficient quantities at acceptable costs;

•	be successfully commercialized; or

•	obtain favorable reimbursement.
     We are not permitted to market our A-002 and A-001 product candidates in the United States until we receive approval of a new drug application, or NDA, or with respect to our A-623 product candidate, approval of a biologics license application, or BLA, from the FDA, or in any foreign countries until we receive the requisite approval from such countries. We have not submitted an NDA or BLA or received marketing approval for any of our product candidates.
     Preclinical testing and clinical studies are long, expensive and uncertain processes. We may spend several years completing our testing for any particular product candidate, and failure can occur at any stage. Negative or inconclusive results or adverse medical events during a clinical study could also cause the FDA or us to terminate a clinical study or require that we repeat it or conduct additional clinical studies. Additionally, data obtained from a clinical study are susceptible to varying interpretations and the FDA or other regulatory authorities may interpret the results of our clinical studies less favorably than we do. The FDA and equivalent foreign regulatory agencies have substantial discretion in the approval process and may decide that our data are insufficient to support a marketing application and require additional preclinical, clinical or other studies.

Any termination or suspension of, or delays in the commencement or completion of, clinical testing of our product candidates could result in increased costs to us, delay or limit our ability to generate revenue and adversely affect our commercial prospects.
     Delays in the commencement or completion of clinical testing could significantly affect our product development costs. We do not know whether planned clinical studies will begin on time or be completed on schedule, if at all. The commencement and completion of clinical studies can be delayed for a number of reasons, including delays related to:
•	obtaining regulatory approval to commence a clinical study or complying with conditions imposed by a regulatory authority regarding the scope or design of a clinical study;

•	reaching agreement on acceptable terms with prospective clinical research organizations, or CROs, and study sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and study sites;

•	manufacturing, including manufacturing sufficient quantities of a product candidate or other materials for use in clinical studies;

•	obtaining institutional review board (“IRB”), approval or the approval of other reviewing entities to conduct a clinical study at a prospective site;

•	recruiting and enrolling patients to participate in clinical studies for a variety of reasons, including size of patient population, nature of clinical study protocol, the availability of approved effective treatments for the relevant disease and competition from other clinical study programs for similar indications;

•	severe or unexpected drug-related adverse effects experienced by patients in a clinical study; and

•	retaining patients who have initiated a clinical study, but may withdraw due to treatment protocol, adverse effects from the therapy, lack of efficacy from the treatment, personal issues or who are lost to further follow-up.
     Clinical studies may also be delayed, suspended or terminated as a result of ambiguous or negative interim results, or results that are inconsistent with earlier results. For example, the Data Safety Monitoring Board (“DSMB”) may recommend that we stop our planned VISTA-16 study for A-002 if certain biomarkers of inflammation and lipid profiles fail to meet pre-specified reductions in the first 1,000 or more patients. In addition, a clinical study may be suspended or terminated by us, the FDA, the IRB or other reviewing entity overseeing the clinical study at issue, any of our clinical study sites with respect to that site, or other regulatory authorities due to a number of factors, including:
•	failure to conduct the clinical study in accordance with regulatory requirements or our clinical protocols;

•	inspection of the clinical study operations or study sites by the FDA or other regulatory authorities resulting in the imposition of a clinical hold;

•	unforeseen safety issues or any determination that a clinical study presents unacceptable health risks; and

•	lack of adequate funding to continue the clinical study, including the incurrence of unforeseen costs due to enrollment delays, requirements to conduct additional clinical studies and increased expenses associated with the services of our CROs and other third parties.
     Product development costs to us and our collaborators will increase if we have delays in testing or approval of our product candidates or if we need to perform more or larger clinical studies than planned. For example, we may need to increase our sample size for our planned VISTA-16 study for A-002 if the overall major adverse cardiovascular event (“MACE”), rate is lower than expected. We typically rely on third-party clinical investigators at medical institutions and health care facilities to conduct our clinical studies and, as a result, we may face additional delaying factors outside our control.
     Additionally, changes in regulatory requirements and policies may occur and we may need to amend clinical study protocols to reflect these changes. Amendments may require us to resubmit our clinical study protocols to IRBs for reexamination, which may impact the costs, timing or successful completion of a clinical study. If we experience delays in completion of, or if we, the FDA or other regulatory authorities, the IRB or other reviewing entities, or any of our clinical study sites suspend or terminate any of our clinical studies, the commercial prospects for our product candidates may be harmed and our ability to generate product revenues will be delayed. In addition, many of the factors that cause, or lead to, termination or suspension of, or a delay in the commencement or completion of, clinical studies may also ultimately lead to the denial of regulatory approval of a product candidate. Also, if one or more clinical studies are delayed, our competitors may be able to bring products to market before we do, and the commercial viability of our product candidates could be significantly reduced.

The results of biomarker assays in earlier clinical studies in A-002 are not necessarily predictive of future results, and therefore the results of biomarker assays in the VISTA-16 study may not be similar to those observed previously.
     Success in our Phase 2 clinical studies in lowering low-density lipoprotein cholesterol, or LDL-C, C-reactive protein, or CRP, sPLA2 and interleukin-6, or IL-6, during treatment with A-002 does not ensure that later clinical studies, such as our planned VISTA-16 study, will demonstrate similar reductions in these biomarkers. Each of these biomarkers has been associated with an increased risk for secondary MACE following an acute coronary syndrome. Our inability to demonstrate similar biomarker effects in our VISTA-16 study may reduce our ability to achieve our primary endpoint to reduce MACE and to achieve regulatory approval of A-002.
Because the results of preclinical testing or earlier clinical studies are not necessarily predictive of future results, A-002, A-623, A-001 or any other product candidate we advance into clinical studies may not have favorable results in later clinical studies or receive regulatory approval.
     Success in preclinical testing and early clinical studies does not ensure that later clinical studies will generate adequate data to demonstrate the efficacy and safety of an investigational drug or biologic. A number of companies in the pharmaceutical and biotechnology industries, including those with greater resources and experience, have suffered significant setbacks in Phase 3 clinical studies, even after seeing promising results in earlier clinical studies. Despite the results reported in earlier clinical studies for our product candidates, including A-002, A-623 and A-001, we do not know whether any Phase 3 or other clinical studies we may conduct will demonstrate adequate efficacy and safety to result in regulatory approval to market any of our product candidates. If later stage clinical studies do not produce favorable results, our ability to achieve regulatory approval for any of our product candidates may be adversely impacted.
If we breach the license agreements for our primary product candidates, we could lose the ability to continue the development and commercialization of our primary product candidates.
     We are party to an agreement with Eli Lilly and Shionogi & Co., Ltd. containing exclusive, worldwide licenses, except for Japan, of the composition of matter, methods of making and methods of use for certain sPLA2 inhibitors. We are also party to an agreement with Amgen containing exclusive, worldwide licenses of the composition of matter and methods of use for A-623. These agreements require us to make timely milestone and royalty payments, provide regular information, maintain the confidentiality of and indemnify Eli Lilly, Shionogi & Co., Ltd. and Amgen under the terms of the agreements.
     If we fail to meet these obligations, our licensors may terminate our exclusive licenses and may be able to re-obtain licensed technology and aspects of any intellectual property controlled by us that relate to the licensed technology that originated from the licensors. Our licensors could effectively take control of the development and commercialization of A-002, A-623 and A-001 after an uncured, material breach of our license agreements by us or if we voluntarily terminate the agreements. While we would expect to exercise all rights and remedies available to us, including seeking to cure any breach by us, and otherwise seek to preserve our rights under the patents licensed to us, we may not be able to do so in a timely manner, at an acceptable cost or at all. Any uncured, material breach under the licenses could result in our loss of exclusive rights and may lead to a complete termination of our product development and any commercialization efforts for A-002, A-623 or A-001.
Our industry is subject to intense competition. If we are unable to compete effectively, our product candidates may be rendered non-competitive or obsolete.
     The pharmaceutical industry is highly competitive and subject to rapid and significant technological change. Our potential competitors include large pharmaceutical and more established biotechnology companies, specialty pharmaceutical and generic drug companies, academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization. All of these competitors currently engage in, have engaged in or may engage in the future in the development, manufacturing, marketing and commercialization of pharmaceuticals and biotechnologies, some of which may compete with our present or future product candidates. It is possible that any of these competitors could develop technologies or products that would render our product candidates obsolete or non-competitive, which could adversely affect our revenue potential. Key competitive factors affecting the commercial success of our product candidates are likely to be efficacy, safety profile, reliability, convenience of dosing, price and reimbursement.

     The market for inflammatory disease therapeutics is especially large and competitive. All of the sPLA2 inhibitor compounds we are currently developing, if approved, will face intense competition, either as monotherapies or in combination therapies. We are aware of other companies with products in development that are being tested for anti-inflammatory benefits in patients with acute coronary syndrome, such as Via Pharmaceuticals, Inc. and its 5-lipoxygenase, or 5-LO, inhibitor, which has been evaluated in Phase 2 clinical studies; and GlaxoSmithKline plc and its product candidate, darapladib, which is a lipoprotein associated phospholipase A2, or Lp-PLA2, inhibitor currently being evaluated in Phase 3 clinical studies. Although there are no sPLA2 inhibitor compounds currently approved by the FDA for the treatment of acute chest syndrome associated with sickle cell disease, Droxia, or hydroxyurea, is approved for the prevention of vaso-occlusive crisis, or VOC, in sickle cell disease and thus could reduce the pool of patients with VOC at risk for acute chest syndrome. Further, we are aware of companies with other products in development that are being tested for potential treatment of lupus, including Human Genome Sciences, Inc. and GlaxoSmithKline plc, who have a BLyS antagonist monoclonal antibody product candidate, Benlysta, which recently reported favorable results from a Phase 3 clinical study in lupus; ZymoGenetics, Inc. and Merck Serono S.A., whose dual BLyS/APRIL antagonist fusion protein, Atacicept, is in a Phase 3 clinical study for lupus; and Immunomedics, Inc. and UCB S.A., who recently reported favorable results for their CD-22 antagonist humanized antibody, epratuzumab, which completed a Phase 2b clinical study in lupus.
     Many of our potential competitors have substantially greater financial, technical and human resources than we do and significantly greater experience in the discovery and development of drug candidates, obtaining FDA and other regulatory approvals of products and the commercialization of those products. Accordingly, our competitors may be more successful than we may be in obtaining FDA approval for drugs and achieving widespread market acceptance. Our competitors’ drugs may be more effective, have fewer adverse effects, be less expensive to develop and manufacture or be more effectively marketed and sold than any product candidate we may commercialize and may render our product candidates obsolete or non-competitive before we can recover the expenses of developing and commercializing any of our product candidates. We anticipate that we will face intense and increasing competition as new drugs enter the market and advanced technologies become available. These entities may also establish collaborative or licensing relationships with our competitors. Finally, the development of new treatment methods for the diseases we are targeting could render our drugs non-competitive or obsolete. All of these factors could adversely affect our business.
Our product candidates may cause undesirable adverse effects or have other properties that could delay or prevent their regulatory approval or limit the commercial profile of any approved label.
     Undesirable adverse effects caused by our product candidates could cause us, IRBs or other reviewing entities, clinical study sites, or regulatory authorities to interrupt, delay or halt clinical studies and could result in the denial of regulatory approval by the FDA or other regulatory authorities. Phase 2 clinical studies conducted by us with our product candidates have generated differences in adverse effects and serious adverse events. The most common adverse effects seen with any of our product candidates versus placebo include diarrhea, headache, nausea and increases in alanine aminotransferase, which is an enzyme that indicates liver cell injury. The most common serious adverse events seen with any of our product candidates include death, VOC and congestive heart failure. While none of these serious adverse events were considered related to the administration of our product candidates by the clinical investigators, if serious adverse events that are considered related to our product candidates are observed in any Phase 3 clinical studies, our ability to obtain regulatory approval for our product candidates may be adversely impacted. Further, if any of our product candidates receives marketing approval and we or others later discover, after approval and use in an increasing number of patients, that our products could have adverse effect profiles that limit their usefulness or require their withdrawal (whether or not the therapies showed the adverse effect profile in Phase 1 through Phase 3 clinical studies), a number of potentially significant negative consequences could result, including:
•	regulatory authorities may withdraw their approval of the product;

•	regulatory authorities may require the addition of labeling statements, such as warnings or contraindications;

•	we may be required to change the way the product is administered, conduct additional clinical studies or change the labeling of the product;

•	we could be sued and held liable for harm caused to patients; and

•	our reputation may suffer.
     Any of these events could prevent us from achieving or maintaining market acceptance of the affected product candidate and could substantially increase the costs of commercializing our product candidates.

After the completion of our clinical studies, we cannot predict whether or when we will obtain regulatory approval to commercialize our product candidates and we cannot, therefore, predict the timing of any future revenue from these product candidates.
     We cannot commercialize any of our product candidates until the appropriate regulatory authorities have reviewed and approved the applications for the product candidates. We cannot assure you that the regulatory agencies will complete their review processes in a timely manner or that we will obtain regulatory approval for any product candidate we develop. Satisfaction of regulatory requirements typically takes many years, is dependent upon the type, complexity and novelty of the product and requires the expenditure of substantial resources. In addition, we may experience delays or rejections based upon additional government regulation from future legislation or administrative action or changes in FDA policy during the period of product development, clinical studies and FDA regulatory review.
We have reached agreement with the FDA on an SPA for our planned VISTA-16 study of A-002 for the potential treatment of acute coronary syndrome, which does not guarantee any particular outcome from regulatory review of the study or the product candidate.
     The FDA’s SPA process creates a written agreement between the sponsoring company and the FDA regarding clinical study design and other clinical study issues that can be used to support approval of a product candidate. The SPA is intended to provide assurance that if the agreed upon clinical study protocols are followed and the clinical study endpoints are achieved, the data may serve as the primary basis for an efficacy claim in support of an NDA. However, the SPA agreement is not a guarantee of an approval of a product or any permissible claims about the product. In particular, the SPA is not binding on the FDA if public health concerns unrecognized at the time of the SPA agreement is entered into become evident, other new scientific concerns regarding product safety or efficacy arise or if the sponsor company fails to comply with the agreed upon clinical study protocols. We have reached agreement with the FDA on an SPA for our planned VISTA-16 clinical study of A-002 for the potential short-term (16-week) treatment of acute coronary syndrome. However, we do not know how the FDA will interpret the commitments under our agreed upon SPA, how it will interpret the data and results or whether it will approve our A-002 product candidate for the short-term (16-week) treatment of acute coronary syndrome. Regardless of our SPA agreement, we cannot guarantee any particular outcome from regulatory review of our planned VISTA-16 study.
Even if our product candidates receive regulatory approval, they may still face future development and regulatory difficulties.
     Even if U.S. regulatory approval is obtained, the FDA may still impose significant restrictions on a product’s indicated uses or marketing or impose ongoing requirements for potentially costly post-approval studies or post-market surveillance. For example, the label ultimately approved for A-002, if any, may include restrictions on use. Further, the FDA has indicated that long-term safety data on A-002 may need to be obtained as a post-market requirement. Our product candidates will also be subject to ongoing FDA requirements governing the labeling, packaging, storage, distribution, safety surveillance, advertising, promotion, recordkeeping and reporting of safety and other post-market information. In addition, manufacturers of drug products and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with current good manufacturing practices, or cGMP, regulations. If we or a regulatory agency discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions on that product, the manufacturing facility or us, including requiring recall or withdrawal of the product from the market or suspension of manufacturing. If we, our product candidates or the manufacturing facilities for our product candidates fail to comply with applicable regulatory requirements, a regulatory agency may:
•	issue warning letters or untitled letters;

•	seek an injunction or impose civil or criminal penalties or monetary fines;

•	suspend or withdraw regulatory approval;

•	suspend any ongoing clinical studies;

•	refuse to approve pending applications or supplements to applications filed by us;

•	suspend or impose restrictions on operations, including costly new manufacturing requirements; or

•	seize or detain products, refuse to permit the import or export of products, or require us to initiate a product recall.

     The occurrence of any event or penalty described above may inhibit our ability to commercialize our products and generate revenue.
New legal and regulatory requirements could make it more difficult for us to obtain approvals for our product candidates and could limit or make more burdensome our ability to commercialize any approved products.
     New federal legislation or regulatory requirements could affect the requirements for obtaining regulatory approvals of our product candidates or otherwise limit our ability to commercialize any approved products or subject our products to more rigorous post-approval requirements. For example, the FDA Amendments Act of 2007 granted the FDA new authority to impose post-approval clinical study requirements, require safety-related changes to product labeling and require the adoption of risk management plans, referred to in the legislation as risk evaluation and mitigation strategies, or REMS. The REMS may include requirements for special labeling or medication guides for patients, special communication plans to health care professionals, and restrictions on distribution and use. Pursuant to the FDA Amendments Act of 2007, if the FDA makes the requisite findings, it might require that a new product be used only by physicians with specified specialized training, only in specified designated health care settings, or only in conjunction with special patient testing and monitoring. The legislation also included the following: requirements for providing the public information on ongoing clinical studies through a clinical study registry and for disclosing clinical study results to the public through such registry; renewed requirements for conducting clinical studies to generate information on the use of products in pediatric patients; and substantial new penalties, for example, for false or misleading consumer advertisements. Other proposals have been made to impose additional requirements on drug approvals, further expand post-approval requirements, and restrict sales and promotional activities. The new legislation, and the additional proposals if enacted, may make it more difficult or burdensome for us to obtain approval of our product candidates, any approvals we receive may be more restrictive or be subject to onerous post-approval requirements, our ability to successfully commercialize approved products may be hindered and our business may be harmed as a result.
If any of our product candidates for which we receive regulatory approval does not achieve broad market acceptance, the revenue that we generate from its sales, if any, will be limited.
     The commercial success of our product candidates for which we obtain marketing approval from the FDA or other regulatory authorities will depend upon the acceptance of these products by the medical community, including physicians, patients and health care payors. The degree of market acceptance of any of our approved products will depend on a number of factors, including:
•	demonstration of clinical safety and efficacy compared to other products;

•	the relative convenience, ease of administration and acceptance by physicians and payors of A-002 in the treatment of acute coronary syndrome, A-623 in the treatment of lupus and A-001 in the prevention of acute chest syndrome associated with sickle cell disease;

•	the prevalence and severity of any adverse effects;

•	limitations or warnings contained in a product’s FDA-approved labeling;

•	availability of alternative treatments, including, in the case of A-002, a number of competitive products being studied for anti-inflammatory benefits in patients with acute coronary syndrome or expected to be commercially launched in the near future;

•	pricing and cost-effectiveness;

•	the effectiveness of our or any future collaborators’ sales and marketing strategies;

•	our ability to obtain and maintain sufficient third-party coverage or reimbursement from government health care programs, including Medicare and Medicaid; and

•	the willingness of patients to pay out-of-pocket in the absence of third-party coverage.
     If our product candidates are approved but do not achieve an adequate level of acceptance by physicians, health care payors and patients, we may not generate sufficient revenue from these products, and we may not become or remain profitable. In addition, our efforts to educate the medical community and third-party payors on the benefits of our product candidates may require significant resources and may never be successful.

Our future success depends on our ability to retain our chief executive officer and other key executives and to attract, retain and motivate qualified personnel.
     We are highly dependent on Mr. Paul F. Truex, our President and Chief Executive Officer, Dr. James E. Pennington, our Executive Vice President and Chief Medical Officer, Dr. Colin Hislop, our Senior Vice President of Cardiovascular Products and the other principal members of our executive team. The loss of the services of any of these persons might impede the achievement of our research, development and commercialization objectives. Recruiting and retaining qualified scientific personnel and possibly sales and marketing personnel will also be critical to our success. We may not be able to attract and retain these personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific personnel from universities and research institutions. Failure to succeed in clinical studies may make it more challenging to recruit and retain qualified scientific personnel. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us.
Legislative or regulatory reform of the health care system in the United States and foreign jurisdictions may affect our ability to sell our products profitably.
     Our ability to commercialize our future products successfully, alone or with collaborators, will depend in part on the extent to which reimbursement for the products will be available from government and health administration authorities, private health insurers and other third-party payors. The continuing efforts of the U.S. and foreign governments, insurance companies, managed care organizations and other payors of health care services to contain or reduce health care costs may adversely affect our ability to set prices for our products which we believe are fair, and our ability to generate revenues and achieve and maintain profitability.
     Specifically, in both the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposals to change the health care system in ways that could affect our ability to sell our products profitably. Congress has considered and is considering a number of proposals that are intended to reduce or limit the growth of health care costs and which could significantly transform the market for pharmaceuticals and biological products. We expect further federal and state proposals and health care reforms to continue to be proposed by legislators, which could limit the prices that can be charged for the products we develop and may limit our commercial opportunity. In the United States, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, also called the Medicare Modernization Act, or MMA, changed the way Medicare covers and pays for pharmaceutical products. The legislation expanded Medicare coverage for drug purchases by the elderly and introduced a new reimbursement methodology based on average sales prices for drugs. In addition, this legislation provided authority for limiting the number of drugs that will be covered in any therapeutic class. As a result of this legislation and the expansion of federal coverage of drug products, we expect that there will be additional pressure to contain and reduce costs. These cost reduction initiatives and other provisions of this legislation could decrease the coverage and price that we receive for any approved products and could seriously harm our business. While the MMA applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own reimbursement rates, and any reduction in reimbursement that results from the MMA may result in a similar reduction in payments from private payors.
     The continuing efforts of government and other third-party payors to contain or reduce the costs of health care through various means may limit our commercial opportunity. It will be time-consuming and expensive for us to go through the process of seeking reimbursement from Medicare and private payors. Our products may not be considered cost-effective, and government and third-party private health insurance coverage and reimbursement may not be available to patients for any of our future products or sufficient to allow us to sell our products on a competitive and profitable basis. Our results of operations could be adversely affected by the MMA and additional prescription drug coverage legislation, by the possible effect of this legislation on amounts that private insurers will pay and by other health care reforms that may be enacted or adopted in the future. In addition, increasing emphasis on managed care in the United States will continue to put pressure on the pricing of pharmaceutical products. Cost control initiatives could decrease the price that we or any potential collaborators could receive for any of our future products and could adversely affect our profitability.
     In some foreign countries, including major markets in the European Union and Japan, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take six to 12 months or longer after the receipt of regulatory marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical study that compares the cost-effectiveness of our product candidates to other available therapies. Such pharmacoeconomic studies can be costly and the results uncertain. Our business could be harmed if reimbursement of our products is unavailable or limited in scope or amount or if pricing is set at unsatisfactory levels.

  We face potential product liability exposure, and, if successful claims are brought against us, we may incur substantial liability.
     The use of our product candidates in clinical studies and the sale of any products for which we obtain marketing approval expose us to the risk of product liability claims. Product liability claims might be brought against us by consumers, health care providers, pharmaceutical companies or others selling or otherwise coming into contact with our products. If we cannot successfully defend ourselves against product liability claims, we could incur substantial liabilities. In addition, regardless of merit or eventual outcome, product liability claims may result in:
•	impairment of our business reputation;

•	withdrawal of clinical study participants;

•	costs of related litigation;

•	distraction of management’s attention from our primary business;

•	substantial monetary awards to patients or other claimants;

•	the inability to commercialize our product candidates; and

•	decreased demand for our product candidates, if approved for commercial sale.
     Our product liability insurance coverage, with a $5.0 million annual aggregate coverage limit, for our clinical studies may not be sufficient to reimburse us for any expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive, and, in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. If and when we obtain marketing approval for any of our product candidates, we intend to expand our insurance coverage to include the sale of commercial products; however, we may be unable to obtain this product liability insurance on commercially reasonable terms. On occasion, large judgments have been awarded in class action lawsuits based on drugs that had unanticipated adverse effects. A successful product liability claim or series of claims brought against us could cause our stock price to decline and, if judgments exceed our insurance coverage, could decrease our cash and adversely affect our business.
  If we use hazardous and biological materials in a manner that causes injury or violates applicable law, we may be liable for damages.
     Our research and development activities involve the controlled use of potentially hazardous substances, including toxic chemical and biological materials. We could be held liable for any contamination, injury or other damages resulting from these hazardous substances. In addition, our operations produce hazardous waste products. While third parties are responsible for disposal of our hazardous waste, we could be liable under environmental laws for any required cleanup of sites at which our waste is disposed. Federal, state, foreign and local laws and regulations govern the use, manufacture, storage, handling and disposal of these hazardous materials. If we fail to comply with these laws and regulations at any time, or if they change, we may be subject to criminal sanctions and substantial civil liabilities, which may harm our business. Even if we continue to comply with all applicable laws and regulations regarding hazardous materials, we cannot eliminate the risk of accidental contamination or discharge and our resultant liability for any injuries or other damages caused by these accidents.
We rely on third parties to conduct, supervise and monitor our clinical studies, and those third parties may perform in an unsatisfactory manner, such as by failing to meet established deadlines for the completion of these clinical studies, or may harm our business if they suffer a catastrophic event.
     We rely on third parties such as CROs, medical institutions and clinical investigators to enroll qualified patients and conduct, supervise and monitor our clinical studies. Our reliance on these third parties for clinical development activities reduces our control over these activities. Our reliance on these third parties, however, does not relieve us of our regulatory responsibilities, including ensuring that our clinical studies are conducted in accordance with good clinical practices, or GCP, and the investigational plan and protocols contained in the relevant regulatory application, such as the investigational new drug application, or IND. In addition, the CROs with which we contract may not complete activities on schedule, or may not conduct our preclinical studies or clinical studies in accordance with regulatory requirements or our clinical study design. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, our efforts to obtain regulatory approvals for, and to commercialize, our product candidates may be delayed or prevented. In addition, if a catastrophe such as an earthquake, fire, flood or power loss should affect one of the third parties on which we rely, our business prospects could be harmed. For example, if a central laboratory holding all of our clinical study samples were to suffer a catastrophic loss of their facility, we would lose all of our samples and would have to repeat our studies.
Any failure by our third-party manufacturers on which we rely to produce our preclinical and clinical drug supplies and on which we intend to rely to produce commercial supplies of any approved product candidates may delay or impair our ability to commercialize our product candidates.
     We have relied upon a small number of third-party manufacturers and active pharmaceutical ingredient formulators for the manufacture of our material for preclinical and clinical testing purposes and intend to continue to do so in the future. We also expect to rely upon third parties to produce materials required for the commercial production of our product candidates if we succeed in obtaining necessary regulatory approvals. If we are unable to arrange for third-party manufacturing sources, or to do so on commercially reasonable terms, we may not be able to complete development of our product candidates or market them.
     Reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured product candidates ourselves, including reliance on the third party for regulatory compliance and quality assurance, the possibility of breach of the manufacturing agreement by the third party because of factors beyond our control (including a failure to synthesize and manufacture our product candidates in accordance with our product specifications) and the possibility of termination or nonrenewal of the agreement by the third party, based on its own business priorities, at a time that is costly or damaging to us. In addition, the FDA and other regulatory authorities require that our product candidates be manufactured according to cGMP and similar foreign standards. Any failure by our third-party manufacturers to comply with cGMP or failure to scale up manufacturing processes, including any failure to deliver sufficient quantities of product candidates in a timely manner, could lead to a delay in, or failure to obtain, regulatory approval of any of our product candidates. In addition, such failure could be the basis for action by the FDA to withdraw approvals for product candidates previously granted to us and for other regulatory action, including recall or seizure, total or partial suspension of production or injunction.
     We rely on our manufacturers to purchase from third-party suppliers the materials necessary to produce our product candidates for our clinical studies. There are a small number of suppliers for certain capital equipment and raw materials that we use to manufacture our drugs. Such suppliers may not sell these raw materials to our manufacturers at the times we need them or on commercially reasonable terms. We do not have any control over the process or timing of the acquisition of these raw materials by our manufacturers. Moreover, we currently do not have any agreements for the commercial production of these raw materials. Although we generally do not begin a clinical study unless we believe we have a sufficient supply of a product candidate to complete the clinical study, any significant delay in the supply of a product candidate or the raw material components thereof for an ongoing clinical study due to the need to replace a third-party manufacturer could considerably delay completion of our clinical studies, product testing and potential regulatory approval of our product candidates. If our manufacturers or we are unable to purchase these raw materials after regulatory approval has been obtained for our product candidates, the commercial launch of our product candidates would be delayed or there would be a shortage in supply, which would impair our ability to generate revenues from the sale of our product candidates.
     Because of the complex nature of our compounds, our manufacturers may not be able to manufacture our compounds at a cost or in quantities or in a timely manner necessary to make commercially successful products. If we successfully commercialize any of our drugs, we may be required to establish large-scale commercial manufacturing capabilities. In addition, as our drug development pipeline increases and matures, we will have a greater need for clinical study and commercial manufacturing capacity. We have no experience manufacturing pharmaceutical products on a commercial scale and some of these suppliers will need to increase their scale of production to meet our projected needs for commercial manufacturing, the satisfaction of which on a timely basis may not be met.
If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to market and sell our product candidates, we may be unable to generate any revenue.
     We do not currently have an organization for the sales, marketing and distribution of pharmaceutical products and the cost of establishing and maintaining such an organization may exceed the cost-effectiveness of doing so. In order to market any products that may be approved by the FDA, we must build our sales, marketing, managerial and other non-technical capabilities or make arrangements with third parties to perform these services. If we are unable to establish adequate sales, marketing and distribution capabilities, whether independently or with third parties, we may not be able to generate product revenue and may not become profitable. We will be competing with many companies that currently have extensive and well-funded marketing and sales operations. Without an internal team or the support of a third party to perform marketing and sales functions, we may be unable to compete successfully against these more established companies.

Guidelines and recommendations published by various organizations may adversely affect the use of any products for which we may receive regulatory approval.
     Government agencies issue regulations and guidelines directly applicable to us and to our product candidates. In addition, professional societies, practice management groups, private health or science foundations and organizations involved in various diseases from time to time publish guidelines or recommendations to the medical and patient communities. These various sorts of recommendations may relate to such matters as product usage and use of related or competing therapies. For example, organizations like the American Heart Association have made recommendations about therapies in the cardiovascular therapeutics market. Changes to these recommendations or other guidelines advocating alternative therapies could result in decreased use of any products for which we may receive regulatory approval, which may adversely affect our results of operations.
Risks Related to Our Intellectual Property
If our or our licensors’ patent positions do not adequately protect our product candidates or any future products, others could compete with us more directly, which would harm our business.
     We hold a total of four pending U.S. non-provisional patent applications, two pending U.S. provisional patent applications and two pending Patent Cooperation Treaty, or PCT, patent applications. Another PCT application has entered the national phase in the European Patent Office, the Eurasian Patent Organization and 16 other countries. We have also entered into license agreements for certain composition of matter, method of use and method of making patents and patent applications for certain of our development compounds. These license agreements encompass (i) 13 U.S. patents, one pending U.S. non-provisional patent application, five European, or EP, patents, one pending EP patent application, 17 non-EP foreign patents and five pending non-EP foreign patent applications relating to A-002 and A-001; (ii) more than 30 U.S. patents, one pending U.S. non-provisional patent application, six EP patents, one pending EP patent application, twelve issued non-EP foreign patents and two pending non-EP foreign patent applications relating to new sPLA2 compounds including A-003; and (iii) one U.S. patent, one pending U.S. non-provisional patent application, one EP patent, one pending EP patent application, eight non-EP foreign patents and 16 non-EP foreign patent applications relating to A-623. Our commercial success will depend in part on our and our licensors’ ability to obtain additional patents and protect our existing patent positions, particularly those patents for which we have secured exclusive rights, as well as our ability to maintain adequate protection of other intellectual property for our technologies, product candidates and any future products in the United States and other countries. If we or our licensors do not adequately protect our intellectual property, competitors may be able to use our technologies and erode or negate any competitive advantage we may have, which could materially harm our business, negatively affect our position in the marketplace, limit our ability to commercialize our product candidates and delay or render impossible our achievement of profitability. The laws of some foreign countries do not protect our proprietary rights to the same extent as the laws of the United States, and we may encounter significant problems in protecting our proprietary rights in these countries.
     The patent positions of biotechnology and pharmaceutical companies, including our patent position, involve complex legal and factual questions, and, therefore, validity and enforceability cannot be predicted with certainty. Patents may be challenged, deemed unenforceable, invalidated or circumvented. We and our licensors will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary technologies, product candidates and any future products are covered by valid and enforceable patents or are effectively maintained as trade secrets.
     The degree of future protection for our proprietary rights is uncertain, and we cannot ensure that:
•	we or our licensors were the first to make the inventions covered by each of our pending patent applications;

•	we or our licensors were the first to file patent applications for these inventions;

•	others will not independently develop similar or alternative technologies or duplicate any of our technologies;

•	any of our or our licensors’ pending patent applications will result in issued patents;

•	any of our or our licensors’ patents will be valid or enforceable;

•	any patents issued to us or our licensors and collaborators will provide a basis for commercially viable products, will provide us with any competitive advantages or will not be challenged by third parties;

•	we will develop additional proprietary technologies or product candidates that are patentable; or

•	the patents of others will not have an adverse effect on our business.
We may be unable to adequately prevent disclosure of trade secrets and other proprietary information.
     We rely on trade secrets to protect our proprietary know-how and technological advances, especially where we do not believe patent protection is appropriate or obtainable. However, trade secrets are difficult to protect. We rely in part on confidentiality agreements with our employees, consultants, outside scientific collaborators, sponsored researchers and other advisors to protect our trade secrets and other proprietary information. These agreements may not effectively prevent disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. In addition, others may independently discover our trade secrets and proprietary information. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights. Failure to obtain or maintain trade secret protection could enable competitors to use our proprietary information to develop products that compete with our products or cause additional, material adverse effects upon our competitive business position.
We license patent rights from third-party owners. If we, or such owners, do not properly maintain or enforce the patents underlying such licenses, our competitive position and business prospects will be harmed.
     We have obtained exclusive, worldwide licenses, except for Japan, of the composition of matter, methods of making and methods of use for certain sPLA2 compounds from Eli Lilly and Shionogi & Co., Ltd. In addition, we are party to a license agreement with Amgen for the exclusive and worldwide rights to develop and commercialize A-623, a novel BLyS inhibitor. We may enter into additional licenses to third-party intellectual property in the future.
     We depend in part on our licensors to protect the proprietary rights covering our in-licensed sPLA2 compounds and A-623, respectively. Our licensors are responsible for maintaining certain issued patents and prosecuting certain patent applications. We have limited, if any, control over the amount or timing of resources that our licensors devote on our behalf or the priority they place on maintaining these patent rights and prosecuting these patent applications to our advantage. Our licensors may also be notified of alleged infringement and be sued for infringement of third-party patents or other proprietary rights. We may have limited, if any, control or involvement over the defense of these claims, and our licensors could be subject to injunctions and temporary or permanent exclusionary orders in the United States or other countries. Our licensors are not obligated to defend or assist in our defense against third-party claims of infringement. We have limited, if any, control over the amount or timing of resources, if any, that our licensors devote on our behalf or the priority they place on defense of such third-party claims of infringement.
     Our success will depend in part on the ability of us or our licensors to obtain, maintain and enforce patent protection for their intellectual property, in particular, those patents to which we have secured exclusive rights. We or our licensors may not successfully prosecute the patent applications which we have licensed. Even if patents issue in respect of these patent applications, we or our licensors may fail to maintain these patents, may determine not to pursue litigation against other companies that are infringing these patents or may pursue such litigation less aggressively than we would. Without protection for the intellectual property we license, other companies might be able to offer substantially identical products for sale, which could adversely affect our competitive business position and harm our business prospects.
If we do not obtain protection under the Hatch-Waxman Act and similar foreign legislation to extend our licensed patent terms and to obtain market exclusivity for our product candidates, our business will be materially harmed.
     The United States Drug Price Competition and Patent Term Restoration Act of 1984, more commonly known as the “Hatch-Waxman Act,” provides for an extension of patent terms for drug compounds for a period of up to five years to compensate for time spent in development. Assuming we gain a five-year patent term extension for each of our current product candidates in clinical development, and that we continue to have rights under our license agreements with respect to these product candidates, we would have exclusive rights to A-002’s U.S. “new chemical entity” patent (the primary patent covering the compound as a new composition of matter) until 2019 and to A-623’s U.S. new chemical entity patent until 2027. In Europe, similar legislative enactments allow patent terms in the European Union to be extended for up to five years through the grant of a Supplementary Protection Certificate. Assuming we gain such a five-year extension for each of our current product candidates in clinical development, and that we continue to have rights under our license agreements with respect to these product candidates, we would have exclusive rights to A-002’s European new chemical entity patents until 2020 and to A-623’s European new chemical entity patents until 2027. In addition, since A-002 has not been previously approved in the United States, A-002 could be eligible for up to five years of New Chemical Entity, or

NCE, exclusivity from the FDA. NCE exclusivity would prevent the FDA from accepting any generic competition following NDA approval independent of the patent status of A-002. Similarly, a recent directive in the European Union provides that companies who receive regulatory approval for a new compound will have a 10-year period of market exclusivity for that compound (with the possibility of a further one-year extension) in most EU countries, beginning on the date of such European regulatory approval, regardless of when the European new chemical entity patent covering such compound expires. A generic version of the approved drug may not be marketed or sold during such market exclusivity period. However, there is no assurance that we will receive the extensions of our patents or other exclusive rights available under the Hatch-Waxman Act or similar foreign legislation. If we fail to receive such Hatch-Waxman extensions or marketing exclusivity rights or if we receive extensions that are materially shorter than expected, our ability to prevent competitors from manufacturing, marketing and selling generic versions of our products will be materially harmed.
Our current patent positions and license portfolio may not include all patent rights needed for the full development and commercialization of our product candidates. We cannot be sure that patent rights we may need in the future will be available for license to us on commercially reasonable terms, or at all.
     We typically develop our product candidates using compounds for which we have in-licensed and original composition of matter patents and patents that claim the activities and methods for such compounds’ production and use to the extent known at that time. As we learn more about the mechanisms of action and new methods of manufacture and use of these product candidates, we may file additional patent applications for these new inventions or we may need to ask our licensors to file them. We may also need to license additional patent rights or other rights on compounds, treatment methods or manufacturing processes because we learn that we need such rights during the continuing development of our product candidates.
     Although our in-licensed and original patents may prevent others from making, using or selling similar products, they do not ensure that we will not infringe the patent rights of third parties. We may not be aware of all patents or patent applications that may impact our ability to make, use or sell any of our product candidates or proposed product candidates. For example, because we sometimes identify the mechanism of action or molecular target of a given product candidate after identifying its composition of matter and therapeutic use, we may not be aware until the mechanism or target is further elucidated that a third party has an issued or pending patent claiming biological activities or targets that may cover our product candidate. U.S. patent applications filed after November 29, 2000 are confidential in the U.S. Patent and Trademark Office for the first 18 months after such applications’ earliest priority date, and patent offices in non-U.S. countries often publish patent applications for the first time six months or more after filing. Furthermore, we may not be aware of published or granted conflicting patent rights. Any conflicts resulting from patent applications and patents of others could significantly reduce the coverage of our patents and limit our ability to obtain meaningful patent protection. If others obtain patents with conflicting claims, we may need to obtain licenses to these patents or to develop or obtain alternative technology.
     We may not be able to obtain any licenses or other rights to patents, technology or know-how from third parties necessary to conduct our business as described in this report and such licenses, if available at all, may not be available on commercially reasonable terms. Any failure to obtain such licenses could delay or prevent us from developing or commercializing our drug candidates or proposed product candidates, which would harm our business. Litigation or patent interference proceedings may be necessarily brought against third parties, as discussed below, to enforce any of our patents or other proprietary rights or to determine the scope and validity or enforceability of the proprietary rights of such third parties.
Litigation regarding patents, patent applications and other proprietary rights may be expensive and time consuming. If we are involved in such litigation, it could cause delays in bringing product candidates to market and harm our ability to operate.
     Our commercial success will depend in part on our ability to manufacture, use, sell and offer to sell our product candidates and proposed product candidates without infringing patents or other proprietary rights of third parties. Although we are not currently aware of any litigation or other proceedings or third-party claims of intellectual property infringement related to our product candidates, the pharmaceutical industry is characterized by extensive litigation regarding patents and other intellectual property rights. Other parties may obtain patents in the future and allege that the use of our technologies infringes these patent claims or that we are employing their proprietary technology without authorization. Likewise, third parties may challenge or infringe upon our or our licensors’ existing or future patents.
     Proceedings involving our patents or patent applications or those of others could result in adverse decisions regarding the patentability of our inventions relating to our product candidates or the enforceability, validity or scope of protection offered by our patents relating to our product candidates.

     Even if we are successful in these proceedings, we may incur substantial costs and divert management time and attention in pursuing these proceedings. If we are unable to avoid infringing the patent rights of others, we may be required to seek a license, defend an infringement action or challenge the validity of the patents in court. Patent litigation is costly and time-consuming. We may not have sufficient resources to bring these actions to a successful conclusion. In addition, if we do not obtain a license, develop or obtain non-infringing technology, fail to defend an infringement action successfully or have infringed patents declared invalid, we may incur substantial monetary damages; encounter significant delays in bringing our product candidates to market; or be precluded from participating in the manufacture, use or sale of our product candidates or methods of treatment requiring licenses.
Risks Related to the Securities Markets and Investment in Our Common Stock
Market volatility may affect our stock price and the value of your investment.
     The market price for our common stock is likely to be volatile and fluctuate significantly in response to a number of factors, most of which we cannot predict or control, including:
•	plans for, progress in and results from clinical studies for A-002, A-623, A-001 and our other product candidates;

•	announcements of new products, services or technologies, commercial relationships, acquisitions or other events by us or our competitors;

•	developments concerning proprietary rights, including those pertaining to patents held by Eli Lilly and Shionogi & Co., Ltd. concerning our sPLA2 inhibitors and Amgen concerning A-623;

•	failure of any of our product candidates, if approved, to achieve commercial success;

•	fluctuations in stock market prices and trading volumes of securities of similar companies;

•	general market conditions and overall fluctuations in U.S. equity markets;

•	variations in our operating results, or the operating results of our competitors;

•	changes in our financial guidance or securities analysts’ estimates of our financial performance;

•	changes in accounting principles;

•	sales of large blocks of our common stock, including sales by our executive officers, directors and significant stockholders;

•	additions or departures of any of our key personnel;

•	announcements related to litigation;

•	changing legal or regulatory developments in the United States and other countries; and

•	discussion of us or our stock price by the financial press and in online investor communities.
     In addition, the stock market in general, and The NASDAQ Global Market in particular, have experienced substantial price and volume volatility that is often seemingly unrelated to the operating performance of particular companies. These broad market fluctuations may cause the trading price of our common stock to decline. In the past, securities class action litigation has often been brought against a company after a period of volatility in the market price of its common stock. We may become involved in this type of litigation in the future. Any securities litigation claims brought against us could result in substantial expenses and the diversion of our management’s attention from our business.
Management has discretion in allocating the net proceeds from our initial public offering and may do so in ways that you and other stockholders may not approve.
     We expect to use the net proceeds from our public offering to fund further clinical development of our current product candidates and for general corporate purposes, such as general and administrative expenses, capital expenditures, working capital, prosecution and maintenance of our intellectual property and the potential investment in technologies or products that complement our business.

Because of the number and variability of factors that will determine our use of the proceeds from our offering, their ultimate use may vary substantially from their currently intended use. As such, our management has broad discretion in the application of the net proceeds from our public offering and could spend the proceeds in ways that do not necessarily improve our operating results or enhance the value of our common stock.
Because a small number of our existing stockholders own a majority of our voting stock, your ability to influence corporate matters will be limited.
     As of March 31, 2010, our executive officers, directors and greater than 5% stockholders, in the aggregate, own approximately 70.3% of our outstanding common stock. As a result, such persons, acting together, will have the ability to control our management and affairs and substantially all matters submitted to our stockholders for approval, including the election and removal of directors and approval of any significant transaction. These persons will also have the ability to control our management and business affairs. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.
Future sales of shares by existing shareholders could cause our stock price to decline.
     Approximately 15,587,023 shares of our common stock will become available for sale by our shareholders upon the expiration of lock-up agreements in September 2010. If these shareholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after the lock-up period lapses, the trading price of our common stock could decline. In addition, 1,919,722 shares of common stock that are either subject to outstanding warrants or subject to outstanding options or reserved for future issuance under our employee benefit plans will become eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements, the lock-up agreements and Rules 144 and 701 under the Securities Act, as applicable. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.
We may need to raise additional capital to fund our operations, which may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights.
     We may seek additional capital through a combination of private and public equity offerings, debt financings and collaboration, strategic and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a stockholder. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions such as incurring debt, making capital expenditures or declaring dividends. If we raise additional funds through collaboration, strategic alliance and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or product candidates or grant licenses on terms that are not favorable to us.
We will continue to incur significant increased costs as a result of operating as a public company, and our management will be required to divert attention from product development to devote substantial time to compliance initiatives.
     As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, as well as rules subsequently implemented by the SEC and The NASDAQ Global Market, have imposed various requirements on public companies, increasing our legal and financial compliance costs and making some activities more time-consuming and costly. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified people to serve on our board of directors, our board committees or as executive officers.
     The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure. In particular, commencing in fiscal year 2011, we must perform system and process evaluation and testing of our internal controls over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. We expect to incur significant expenses and devote substantial management effort toward ensuring compliance with Section 404. We do not have an internal audit function, and we may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal controls that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by The NASDAQ Global Market, the SEC or other regulatory authorities, which would entail expenditure of additional financial and management resources.

We do not intend to pay dividends on our common stock so any returns will be limited to the value of our stock.
     We have never declared or paid any cash dividend on our common stock. We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. Any return to stockholders will therefore be limited to the value of their stock.
Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of us, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current management.
     Provisions in our amended and restated certificate of incorporation and amended and restated bylaws may delay or prevent an acquisition of us or a change in our management. These provisions include:
•	a classified and staggered board of directors whose members can only be dismissed for cause;

•	the prohibition on actions by written consent of our stockholders;

•	the limitation on who may call a special meeting of stockholders;

•	the establishment of advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon at stockholder meetings;

•	the ability of our board of directors to issue preferred stock without stockholder approval, which would increase the number of outstanding shares and could thwart a takeover attempt; and

•	the requirement of at least 75% of the outstanding common stock to amend any of the foregoing provisions.
     In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which limits the ability of stockholders owning in excess of 15% of our outstanding voting stock to merge or combine with us. Although we believe these provisions collectively provide for an opportunity to obtain greater value for stockholders by requiring potential acquirors to negotiate with our board of directors, they would apply even if an offer rejected by our board were considered beneficial by some stockholders. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management.
Our ability to use our net operating loss carryforwards may be subject to limitation and may result in increased future tax liability to us.
     Generally, a change of more than 50% in the ownership of a corporation’s stock, by value, over a three-year period constitutes an ownership change for U.S. federal income tax purposes. An ownership change may limit a company’s ability to use its net operating loss carryforwards attributable to the period prior to such change. We have not performed a detailed analysis to determine whether an ownership change under Section 382 of the Internal Revenue Code has occurred after each of our previous private placements of preferred stock and convertible debt. In addition, the number of shares of common stock that we issued in connection with our IPO may be sufficient, taking into account prior or future shifts in our ownership over a three-year period, to cause us to undergo an ownership change. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards to offset U.S. federal taxable income may become subject to limitations, which could potentially result in increased future tax liability to us.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
     On March 4, 2010, concurrent with the closing of our initial public offering, we issued the following shares of common stock to certain of our existing investors:
(i)	1,985,575 shares of common stock upon the conversion of convertible promissory notes issued in July and September 2009 and associated accrued interest, at a price of $5.25, or 75% of our initial public offering price of $7.00 per share;

(ii)	2,598,780 shares of common stock to certain of our investors pursuant to a common stock purchase agreement, at a price of $7.00 per share, minus any per-share underwriting discounts, commissions or fees;

(iii)	525,660 shares of common stock upon the conversion of convertible promissory notes issued in December 2009 and associated accrued interest, at a price equal to our initial public offering price of $7.00 per share, minus any per-share underwriting discounts, commissions or fees;

(iv)	265,957 shares of common stock to Eli Lilly and Company, one of our licensors, in satisfaction of a $1.75 million milestone payment, at a price equal to our initial public offering price of $7.00 per share, minus any per-share underwriting discounts, commissions or fees; and

(v)	265,957 shares of common stock to Shionogi & Co., Ltd., one of our licensors, in satisfaction of a $1.75 million milestone payment, at a price equal to our initial public offering price of $7.00 per share, minus any per-share underwriting discounts, commissions or fees.
     No underwriters were used in the foregoing transactions. Unless otherwise stated, the sales of securities described above were offered to accredited investors and were deemed to be exempt from registration pursuant to Section 4(2) of the Securities Act as transactions by an issuer not involving a public offering. All of the foregoing securities are deemed restricted securities for the purposes of the Securities Act.
Use of Proceeds
     On February 26, 2010, the Securities and Exchange Commission declared effective the registration statement on Form S-1 (File No. 333-161930) for the initial public offering of our common stock. Pursuant to the registration statement, we registered the offer and sale of 6,000,000 shares of our common stock at $7.00 per share as well as an additional 900,000 shares at the same price pursuant to the underwriters’ over-allotment option. On March 4, 2010, we sold 6,000,000 shares of our common stock and on April 6, 2010, we sold 604,492 shares of our common stock pursuant to the underwriters’ over-allotment option, for an aggregate offering price of approximately $46.2 million. The offering has terminated. The managing underwriters of the offering were Deutsche Bank Securities, Piper Jaffray, Cowan and Company, and Merriman Curhan Ford. After deducting underwriting discounts, commissions and offering expenses paid or payable by us of approximately $3.0 million, the net proceeds from the offering were approximately $41.1 million. No offering expenses were paid or are payable directly or indirectly, to our directors or officers, to persons owning 10% or more of any class of our equity securities or to any of our affiliates.
     The net proceeds from the offering have been invested in highly-liquid money market funds and U.S. Treasury bills. There has been no material change in the expected use of the net proceeds from our initial public offering as described in the final prospectus filed with the Securities and Exchange Commission pursuant to Rule 424(b).
Purchase of Equity Securities by the Issuer and Affiliated Purchasers
     From January 1, 2010 to March 31, 2010, we repurchased the following shares of our common stock:

			Total Number of Shares	Maximum Number of
	Total Number of		Purchased as Part of	Shares that May Yet
	Shares Number	Average Price	Publicly Announced Plans	Be Purchased Under
Period	Purchased	Paid Per Share	or Programs	the Plans or Programs
1/1/2010 – 1/31/2010	0	0	N/A	N/A
2/1/2010 – 2/28/2010	0	0	N/A	N/A
3/1/2010 – 3/31/2010	6,267 (1)	$0.26	N/A	N/A

Total	6,267	N/A	N/A	N/A

(1)	Represents unvested shares of common stock that we repurchased from former employees at their original issuance price pursuant to restricted stock purchase agreements.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. (REMOVED AND RESERVED)
ITEM 5. OTHER INFORMATION
     None.
ITEM 6. EXHIBITS
The following exhibits are filed as part of this report:
3.1	Fifth Amended and Restated Certificate of Incorporation (filed as Exhibit 3.6 to the registrant’s Registration Statement on Form S-1/A (File No. 333-161930) filed with the SEC on February 3, 2010, and incorporated herein by reference).

3.2	Amended and Restated Bylaws (filed as Exhibit 3.7 to the registrant’s Registration Statement on Form S-1/A (File No. 333-161930) filed with the SEC on February 3, 2010, and incorporated herein by reference).

10.1	Forms of Restricted Stock Unit Agreements under the 2010 Stock Option and Incentive Plan.

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer and Vice President of Administration pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer and Vice President of Administration pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANTHERA PHARMACEUTICALS, INC.
May 14, 2010	By:	/s/ Paul F. Truex
Paul F. Truex
President and Chief Executive Officer

May 14, 2010	By:	/s/ Christopher P. Lowe
Christopher P. Lowe
Chief Financial Officer and Vice President of Administration