Form 10-Q
period 2010-06-30
Anthera Pharmaceuticals Inc
filed 2010-08-12
CIK 1316175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 001-34637
Anthera Pharmaceuticals, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-1852016
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

25801 Industrial Boulevard, Suite B Hayward, California	94545
(Address of Principal Executive Offices)	(Zip Code)
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of August 10, 2010, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 22,316,374.

ANTHERA PHARMACEUTICALS, INC.
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2010
INDEX

Page
Part I — Financial Information	3
Item 1. Financial Statements (unaudited)	3
Condensed Balance Sheets as of June 30, 2010 and December 31, 2009	3
Condensed Statements of Operations for the Three and Six Months Ended June 30, 2010 and 2009 and for the period from September 9, 2004 (Date of Inception) to June 30, 2010	4
Condensed Statement of Stockholders’ Equity (Deficit) and Comprehensive Loss for the period from December 31, 2009 to June 30, 2010	5
Condensed Statements of Cash Flows for the Six Months Ended June 30, 2010 and 2009 and cumulative period from September 9, 2004 (Date of Inception) to June 30, 2010	6
Notes to Condensed Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3. Quantitative and Qualitative Disclosures About Market Risk	28
Item 4T. Controls and Procedures	28
Part II — Other Information	29
Item 1. Legal Proceedings	29
Item 1A. Risk Factors	30
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	48
Item 3. Defaults Upon Senior Securities	48
Item 4. (Removed and Reserved)	48
Item 5. Other Information	48
Item 6. Exhibits	49
Signatures	50
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
ANTHERA PHARMACEUTICALS, INC
(A Development Stage Company)
CONDENSED BALANCE SHEETS
(unaudited)

	June 30,	December 31,
	2010	2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$35,787,481	$3,803,384
Short term investments	15,250,803	—
Prepaid expenses and other current assets	993,139	19,825

Total current assets	52,031,423	3,823,209
Property and equipment—net	27,358	12,994
Deferred financing cost	—	1,922,183
Other assets	—	130,403

TOTAL	$52,058,781	$5,888,789

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$1,694,931	$3,145,706
Accrued clinical study	931,394	565,034
Accrued liabilities	299,228	767,663
Accrued payroll and related costs	305,308	153,235
Warrant and derivative liabilities	—	406,130
Convertible promissory notes	—	13,129,877

Total current liabilities	3,230,861	18,167,645

Total liabilities	3,230,861	18,167,645

Commitments and Contingencies (Note 9)
Stockholders’ equity (deficit)
Preferred stock, $0.001 par value, 5,000,000 and 11,948,557 shares authorized, 0 and 8,146,308 shares issued and outstanding as of June 30, 2010 and December 31, 2009, respectively; (aggregate liquidation value of $0 and $52,597,692 as of June 30, 2010 and December 31, 2009, respectively)	—	8,146
Common stock, $0.001 par value, 95,000,000 and 18,443,341 shares authorized; 22,266,055 and 1,566,199 shares issued and outstanding as of June 30, 2010 and December 31, 2009, respectively	22,266	1,566
Additional paid-in capital	133,107,495	52,941,384
Accumulated comprehensive income (loss)	(31,734)	—
Deficit accumulated the during the development stage	(84,270,107)	(65,229,952)

Total stockholders’ equity (deficit)	48,827,920	(12,278,856)

TOTAL	$52,058,781	$5,888,789

See accompanying notes to condensed financial statements.

ANTHERA PHARMACEUTICALS, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

					Cumulative
					Period
					from
					September 9,
					2004
					(Date of
					Inception)
	Three months ended		Six months ended		to
	June 30,		June 30,		June 30,
	2010	2009	2010	2009	2010
OPERATING EXPENSES:
Research and development	$6,438,149	$2,286,415	$11,679,963	$5,201,181	$63,003,944
General and administrative	1,509,869	999,331	2,733,979	1,845,574	12,651,546

Total operating expenses	7,948,018	3,285,746	14,413,942	7,046,755	75,655,490

LOSS FROM OPERATIONS	(7,948,018)	(3,285,746)	(14,413,942)	(7,046,755)	(75,655,490)

OTHER EXPENSE:
Interest and other income	11,655	8,591	14,956	21,637	1,034,716
Interest and other expense	—	(58,901)	(4,641,169)	(96,298)	(5,340,789)

Beneficial conversion features	—	—	—	—	(4,308,544)

Total other expense	11,655	(50,310)	(4,626,213)	(74,661)	(8,614,617)

NET LOSS	$(7,936,363)	$(3,336,056)	$(19,040,155)	$(7,121,416)	$(84,270,107)

Net loss per share—basic and diluted	$(0.36)	$(2.23)	$(1.07)	$(4.80)

Weighted-average number of shares used in per share calculation—basic and diluted	22,223,941	1,496,011	17,843,335	1,483,524

See accompanying notes to condensed financial statements.

Anthera Pharmaceuticals, Inc.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) AND COMPREHENSIVE LOSS
(unaudited)

							Deficit
						Accumulated	Accumulated	Total
	Convertible				Additional	Other	During	Stockholders’
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Development	Equity
	Shares	Amount	Shares	Amount	Capital	Loss	Stage	(Deficit)
BALANCE—December 31, 2009	8,146,308	$8,146	1,566,199	$1,566	$52,941,384	$—	$(65,229,952)	$(12,278,856)
Conversion of convertible preferred stock to common stock at a ratio of 1:1	(8,146,308)	(8,146)	8,146,308	8,146	—	—	—	—
Issuance of common stock for cash at $7.00 per share—net of issuance cost of $3,021,966	—	—	6,000,000	6,000	37,075,034	—	—	37,081,034
Issuance of common stock upon conversion of convertible promissory notes and accrued interest at $5.25 and $6.28 per share	—	—	2,511,235	2,511	13,880,601	—	—	13,883,112
Issuance of common stock upon release of escrow funds	—	—	2,598,780	2,599	17,097,373	—	—	17,099,972
Issuance of common stock upon cashless exercise of warrants	—	—	194,474	194	(194)	—	—	—
Issuance of common stock to collaborator in lieu of milestone payment	—	—	531,914	532	3,499,468	—	—	3,500,000
Issuance of common stock upon exercise of overallotment by underwriters net of issuance cost of $17,291	—	—	604,492	605	3,959,661	—	—	3,960,266
Issuance of common stock upon exercise of stock options	—	—	99,815	100	78,654	—	—	78,754
Net change of early exercise of stock options and liability	—	—	12,838	13	(12,203)	—	—	(12,190)
Reclass of warrant and derivative liability to equity in conjunction with conversion of convertible promissory notes into common stock	—	—	—	—	4,473,491	—	—	4,473,491
Stock-based compensation expense related to consultant options	—	—	—	—	8,399	—	—	8,399
Stock-based compensation expense related to employee options	—	—	—	—	105,827	—	—	105,827
Change in other comprehensive loss—unrealized gain on investments	—	—	—	—	—	(31,734)	—	(31,734)
Net loss	—	—	—	—	—	—	(19,040,155)	(19,040,155)

Comprehensive loss	—	—	—	—	—	—	—	(19,071,889)

			—
BALANCE—June 30, 2010	—	—	22,266,055	$22,266	$133,107,495	$(31,734)	$(84,270,107)	$48,827,920
See accompanying notes to financial statements.

ANTHERA PHARMACEUTICALS, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

			September 9, 2004
			(Date of Inception)
	Six Months Ended June 30,		to June 30,
	2010	2009	2010
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(19,040,155)	$(7,121,416)	$(84,270,107)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	7,209	9,545	79,536
Amortization of discount on short-term investments	—	—	(130,248)
Realized loss on short-term investments	—	1,160	8,682
Realized gain from disposal of property and equipment	—	—	(214)
Stock-based compensation expense—employees	105,827	133,524	582,706
Stock-based compensation expense—consultants	8,399	1,153	166,344
Issuance of common stock for consulting service	—	—	41,366
Issuance of common and preferred stock for service and license fee	3,500,000	—	5,750,000
Issuance of common and preferred stock in lieu of interest payment	173,194	—	640,493
Beneficial conversion feature	—	—	4,308,544
Amortization of debt issuance cost and discount on convertible promissory notes	768,948	—	985,314
Mark to market adjustment on warrant and derivative liability	3,796,491	—	3,795,776
Changes in assets and liabilities:
Prepaid expenses and other assets	(973,315)	30,614	(993,141)
Accounts payable	156,157	1,487,765	1,540,833
Accrued clinical study	366,360	(659,591)	931,394
Accrued liabilities	(169,078)	(16,792)	253,196
Accrued payroll and related costs	152,073	29,655	305,308
License fee payable	—	(500,000)	—

Net cash used in operating activities	(11,147,890)	(6,604,383)	(66,004,218)

INVESTING ACTIVITIES:
Property and equipment purchases	(21,572)	—	(107,079)
Proceeds from disposal of property and equipment	—	—	400
Purchase of short-term investments	(15,282,537)	—	(30,083,101)
Proceeds from sale of short-term investments	—	—	14,922,132

Net cash provided by (used in) investing activities	(15,304,109)	—	(15,267,648)

FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes	—	—	26,560,000
Payment of debt issuance cost	(210,282)	—	(307,599)
Net proceeds from issuance of preferred stock	—	—	32,210,278
Payment of financing cost for initial public offering	(2,611,276)	—	(2,885,160)
Proceeds from issuance of common stock	61,178,900	—	61,179,015
Proceeds from exercise of stock options	78,754	—	302,813

Net cash provided by financing activities	58,436,096	—	117,059,347

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	31,984,097	(6,604,383)	35,787,481
CASH AND CASH EQUIVALENTS—Beginning of period	3,803,384	7,895,113	—

CASH AND CASH EQUIVALENTS—End of period	$35,787,481	$1,290,730	$35,787,481

SUPPLEMENTAL CASH DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$—	$—	$15,229

Taxes paid	$14,745	$—	$44,332

NONCASH INVESTMENT AND FINANCING ACTIVITIES:
Conversion of convertible promissory notes and accrued interest into common stock, Series A-2 convertible preferred stock and Series B-2 convertible preferred stock	$13,709,918	$—	$27,200,493

Beneficial conversion feature	$—	$—	$4,308,544

Unamortized debt discount charged to equity in conjunction with conversion of promissory notes into common stock	$185,833	$—	$185,833

Reclassification of warrant and derivative liabilities to additional paid-in capital	$406,130	$—	$406,130

IPO issuance costs charged to equity	$3,039,257	$—	$3,039,257

Accrued and deferred financing costs	$—	$—	$154,097

See accompanying notes to condensed financial statements.

ANTHERA PHARMACEUTICALS, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
1. ORGANIZATION AND DESCRIPTION OF BUSINESS
     Anthera Pharmaceuticals, Inc. (the “Company” or “Anthera”), was incorporated on September 9, 2004 in the state of Delaware. During 2006, the Company opened its headquarters in San Mateo, California, and subsequently moved to Hayward, California. Anthera is a biopharmaceutical company focused on developing and commercializing therapeutics to treat serious diseases associated with inflammation, including cardiovascular and autoimmune diseases. Two of the Company’s primary product candidates, varespladib and A-001, are inhibitors of the family of human enzymes known as secretory phospholipase A2, or sPLA2. The Company’s other primary product candidate, A-623, targets elevated levels of B-Cell activating factor, or BAFF. The Company’s activities since inception have consisted principally of acquiring product and technology rights, raising capital, and performing research and development. Accordingly, the Company is considered to be in the development stage as of June 30, 2010, as defined by the Financial Accounting Standard Board (“FASB”) Accounting Standard Codification (“ASC”) 915. Successful completion of the Company’s development programs and, ultimately, the attainment of profitable operations are dependent on future events, including, among other things, its ability to access potential markets; secure financing; develop a customer base; attract, retain and motivate qualified personnel; and develop strategic alliances. Although management believes that the Company will be able to successfully fund its operations, there can be no assurance that the Company will be able to do so or that the Company will ever operate profitably.
     From September 9, 2004 (Date of Inception) through June 30, 2010, the Company accumulated a deficit of $84.3 million. The Company expects to continue to incur substantial losses over the next several years during its development phase. To fully execute its business plan, the Company will need to complete certain research and development activities and clinical studies. Further, the Company’s product candidates will require regulatory approval prior to commercialization. These activities may span many years and require substantial expenditures to complete and may ultimately be unsuccessful. Any delays in completing these activities could adversely impact the Company. The Company plans to meet its capital requirements primarily through issuances of equity securities and, in the longer term, revenue from product sales.
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
     On April 6, 2010, the Company sold 604,492 shares of common stock pursuant to the exercise of the underwriters’ over-allotment option in connection with the Company’s IPO and received net proceeds of approximately $4.0 million.
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

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     Unaudited Interim Financial Information
     The accompanying interim balance sheet as of June 30, 2010, the statement of operations and cash flows for the six months ended June 30, 2009 and 2010, and for the cumulative period from September 9, 2004 (date of inception) to June 30, 2010 and the statements of stockholders’ equity (deficit) and comprehensive loss for the six months ended June 30, 2010 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the audited financial statements. In the opinion of management, the unaudited interim financial statements include all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position at June 30, 2010 and the Company’s results of operations, cash flows and stockholders’ equity (deficit) for the six months ended June 30, 2009 and 2010 and for the cumulative period from September 9, 2004 (date of inception) to June 30, 2010. The results for the six months ended June 30, 2010 are not necessarily indicative of the results to be expected for the year ending December 31, 2010 or for any future period.
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
     Short-Term Investments
     The Company has designated its investments as available for sale and the investments are carried at fair value. The Company determines the appropriate classification of securities at the time of purchase and reevaluates such classification as of each balance sheet date. Securities with maturity exceeding three months but less than one year are classified as short-term investments. Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and are reported in the statements of operations. The Company includes any unrealized gains and losses on short-term investments in stockholders’ equity as a component of other comprehensive income (loss).
     Concentration of Credit Risk
     Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and short-term investments. The Company’s cash equivalents consist of certificates of deposits with maturities of less than three month and treasury money market funds. The Company’s short-term investments consist of certificates of deposits and corporate bonds with maturities exceeding three months but less than one year. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to significant credit risk related to its cash, cash equivalents and short-term investments.
     Property and Equipment—Net
     Property and equipment are stated at cost, less accumulated depreciation. Depreciation is computed over the estimated useful lives of the respective assets, which range from three to five years, using the straight-line method. Repairs and maintenance costs are expensed as incurred. Leasehold improvements are stated at cost and amortized using the straight-line method over the term of the lease or five years, whichever is shorter.

     Deferred Financing Cost
     Deferred financing costs included costs directly attributable to the Company’s offering of its equity securities. In accordance with FASB ASC 340-10, Other Assets and Deferred Costs, these costs are deferred and capitalized as part of other assets. Costs attributable to the equity offerings are charged against the proceeds of the offering once completed.
     Long-Lived Assets
     The Company’s long-lived assets and other assets are reviewed for impairment in accordance with the guidance of the FASB ASC 360-10, Property, Plant, and Equipment, whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Through June 30, 2010, the Company had not experienced impairment losses on its long-lived assets.
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
     Adoption of Accounting Standards
     In June 2008, the FASB issued ASC 815-40, Derivatives and Hedging, which provides guidance on how to determine if certain instruments (or embedded features) are considered indexed to a company’s own stock, including instruments similar to warrants to purchase the company’s stock. FASB ASC 815-40 requires companies to use a two-step approach to evaluate an instrument’s contingent exercise provisions and settlement provisions in determining whether the instrument is considered to be indexed to its own stock and therefore exempt from the application of FASB ASC 815. FASB ASC 815-40 became effective January 1, 2009. Any outstanding instrument at the date of adoption requires a retrospective application of the accounting through a cumulative effect adjustment to retained earnings upon adoption. The Company’s adoption of this guidance did not have a material impact on either its financial position or results of operations.
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
4. NET LOSS PER SHARE
     The Company computes net loss per share in accordance with FASB ASC 260, Earnings Per Share, under which basic net loss attributable to common stockholders per share is computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period. Shares issued during the period and shares reacquired during the period are weighted for the portion of the period that they were outstanding. The computation of diluted net loss per share is similar to the computation of basic net loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued. In addition, in computing the dilutive effect of convertible securities, the numerator is adjusted to add back any convertible preferred dividends and the after-tax amount of interest recognized in the period associated with any convertible debt. The numerator is also adjusted for any other changes in income or loss that would result from the assumed conversion of those common shares. Diluted net loss per share is identical to basic net loss per share since common equivalent shares are excluded from the calculation, as their effect is anti-dilutive.
     The following table summarizes the Company’s calculation of net loss per common share (unaudited):

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
Net loss per share
Numerator
Net loss	$(7,936,363)	$(3,336,056)	$(19,040,155)	$(7,121,416)
Denominator
Weighted-average common shares outstanding	22,280,192	1,616,534	17,896,770	1,616,534
Less: Weighted-average shares subject to repurchase	(56,251)	(120,523)	(53,435)	(133,010)

Denominator for basic and diluted net loss per share	22,223,941	1,496,011	17,843,335	1,483,524

Basic and diluted net loss per share	$(0.36)	$(2.23)	$(1.07)	$(4.80)

     The following table shows weighted-average historical dilutive common share equivalents outstanding, which are not included in the above historical calculation, as the effect of their inclusion is anti-dilutive during each period (unaudited).

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
Options to purchase common stock	1,026,259	527,960	1,064,288	525,896
Common stock subject to repurchase	56,251	120,523	53,435	133,010
Warrants to purchase common stock	357,136	194,474	357,136	194,474
Convertible preferred stock	—	8,146,308	—	8,146,308

Total	1,439,646	8,989,265	1,474,859	8,999,688

5. CASH EQUIVALENTS AND INVESTMENTS
     The Company’s cash equivalents and short-term investments as of June 30, 2010 are as follows (unaudited):

		Gross
	Amortized	Unrealized
	Cost	Gain/(Losses)	Fair Value
Cash	$2,166,311	$—	$2,166,311
Money market funds	32,875,345	—	32,875,345
Certificates of deposit	11,989,000	(27,322)	11,961,678
Corporate bonds	4,039,362	(4,412)	4,034,950

Total	$51,070,018	$(31,734)	$51,038,284

Less amounts classified as cash and cash equivalents	(35,787,481)	—	(35,787,481)

Total investments	$15,282,537	$(31,734)	$15,250,803

     The contractual maturities of investments are less than one year at June 30, 2010. . There were no realized gains or losses recorded for the three months ended June 30, 2009 and immaterial realized losses recorded for the six months ended June 30, 2009.
6. FAIR VALUE
     As of June 30, 2010, the Company held $15.3 million in short-term investments, which consisted of certificates of deposit and FDIC insured corporate bonds. These securities were classified as short-term based on their maturity terms being less than one year. Individual securities with a fair value below the cost basis at June 30, 2010 were evaluated to determine if they were other-than-temporarily impaired.

     The following table presents the Company’s fair value hierarchy for its financial assets measured at fair value on a recurring basis as of June 30, 2010 (unaudited):

	Estimated
	Fair Value	Level 1	Level 2	Level 3
Cash	$2,166,311	$2,166,311	$—	$—
Money market funds	32,875,345	32,875,345	—	—
Certificates of deposits	11,961,678	11,961,678	—	—
Corporate bonds	4,034,950	4,034,950	—	—

Total Investments	$51,038,284	$51,038,284	$—	$—

     The Company did not have any financial liabilities, non-financial assets or non-financial liabilities that were required to be measured at fair value as of June 30, 2010.
7. PROPERTY AND EQUIPMENT
     At June 30, 2010, property and equipment consist of the following (unaudited):

Computers and software	$77,319
Office equipment and furniture	16,730
Leasehold Improvements	10,802

Total property and equipment	104,851
Less accumulated depreciation	(77,493)

Property and equipment, net	$27,358

     Depreciation expense for the three and six months ended June 30, 2010 and 2009, and for the period from September 9, 2004 (Date of Inception) to June 30, 2010 were $3,939, $9,545, $4,677, $7,209 and $79,536, respectively.
8. DEFERRED FINANCING COST
     At December 31, 2009, the Company capitalized and deferred $1,922,183 of financing cost attributable to the Company’s anticipated initial public offering, which were charged against the proceeds upon the closing of the Company’s initial public offering in March 2010.
9. COMMITMENTS AND CONTINGENCIES
     In July 2006, the Company entered into a license agreement with Shionogi & Co., Ltd. and Eli Lilly and Company, or Eli Lilly, to develop and commercialize certain sPLA2 inhibitors for the treatment of inflammatory diseases. The agreement granted the Company commercialization rights to Shionogi & Co., Ltd.’s and Eli Lilly’s sPLA2 inhibitors, including varespladib and A-001. Under the terms of the agreement, the Company’s license is worldwide, with the exception of Japan where Shionogi & Co., Ltd. has retained rights. Pursuant to this license agreement, the Company paid Shionogi & Co., Ltd. and Eli Lilly a one-time license initiation fee of $250,000 in the aggregate. Additionally, in consideration for the licensed technology, the Company issued an aggregate of 257,744 shares of Series A-2 convertible preferred stock at $5.14 per share and an aggregate of 127,297 shares of Series B-1 convertible preferred stock at $7.28 per share with a total aggregate value of $2.3 million to Shionogi & Co., Ltd. and Eli Lilly. As there is no future alternative use for the technology and in accordance with the guidance of the Research and Development topic of the FASB ASC, the Company recorded the initiation and license fees in research and development expenses during the year ended December 31, 2006. There was no outstanding obligation pursuant to the license agreement in the periods ended December 31, 2009 and June 30, 2010. The Company is obligated to make additional milestone payments upon the achievement of certain development, regulatory and commercial objectives, which includes a $1.5 million milestone payment to each party upon the start of a Phase 3 clinical study. The Company amended the milestone payment terms in 2009 with each of Eli Lilly and Shionogi & Co., Ltd. to no later than 12 months from the enrollment of the first patient in a Phase 3 clinical study for varespladib. In consideration for the extension, the milestone payments increased to $1.75 million to each party.

     On January 28, 2010 and February 24, 2010, the Company entered into separate agreements with Eli Lilly and Shionogi & Co., Ltd. in which the parties agreed that the $1.75 million milestone payment due to each of Eli Lilly and Shionogi & Co., Ltd. no later than 12 months from the enrollment of the first patient in a Phase 3 clinical study for varespladib would be paid in the form of shares of the Company’s common stock issued at the price per share at which shares are sold to the public in an IPO, minus any per-share underwriting discounts, commissions or fees. Concurrent with the completion of the Company’s IPO on March 4, 2010, the Company issued 265,957 shares of common stock to each of Eli Lilly and Shionogi & Co., Ltd.
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
     Under the terms of the Amgen Agreement, the Company is obligated to make additional milestone payments to Amgen of up to $33.0 million upon the achievement of certain development and regulatory milestones. The Company is also obligated to pay tiered royalties on future net sales of products, ranging from the high single digits to the low double digits, that are developed and approved as defined by this collaboration. The Company’s royalty obligations as to a particular licensed product will be payable, on a country-by-country and licensed product-by-licensed product basis, for the longer of (a) the date of expiration of the last to expire valid claim within the licensed patents that covers the manufacture, use or sale, offer to sell, or import of such licensed product by the Company or a sublicense in such country or (b) 10 years after the first commercial sale of the applicable licensed product in the applicable country. There were no outstanding obligations due to Amgen as of June 30, 2010 and December 31, 2009.
10. CONVERTIBLE PROMISSORY NOTES AND EQUITY FINANCING
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

11. STOCKHOLDERS’ EQUITY
Preferred Stock
     In connection with the completion of the Company’s IPO on March 4, 2010, all of the Company’s shares of preferred stock outstanding at the time of the offering were converted into 8,146,308 shares of common stock. As of June 30, 2010, no liquidation preference remained. Liquidation preference as of December 31, 2009 was $52.6 million.
     The Company’s Fifth Amended and Restated Certificate of Incorporation designated 5,000,000 shares of the Company’s capital stock as undesignated preferred stock.
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
     At June 30, 2010, the Company had reserved the following shares for future issuance (unaudited):

Warrants for purchase of common stock	357,136
Common stock options outstanding	1,239,129
Restricted stock units outstanding	273,000
Common stock options available for future grant under stock option plan	171,314

Total	2,040,579

Reverse Stock Split
     On November 8, 2009, the Company’s board of directors approved a 1 -for- 1.712 reverse split of the Company’s common stock that was effected on February 22, 2010. The financial statements give retroactive effect to the reverse split.
Warrants
     In August 2008, in connection with the issuance of Series B-2 convertible preferred stock, the Company issued 240,516 warrants for the purchase of common stock at $1.34 per share to two new investors. The warrants expired upon the earliest of (i) seven years from the issuance date, (ii) the closing date of the Company’s IPO or (iii) upon consummation by the Company of any consolidation or merger. The Company valued the warrants using the Black-Scholes valuation model with the following assumptions: expected volatility of 72%, risk-free interest rate of 3.46% and expected term of seven years. The fair value of the warrants was calculated to be $224,478 and recorded as issuance cost and an increase to additional paid-in capital. As of December 31, 2009, 240,516, warrants remain outstanding. Each of the warrants contained a net issuance feature, which allowed the warrant holder to pay the exercise price of the warrant by forfeiting a portion of the exercised warrant shares with a value equal to the aggregate exercise. The warrants were exercised upon the closing of the Company’s IPO on March 4, 2010.
     In connection with the issuance of the 2009 notes discussed in Note 10, the Company issued warrants to each note holder to purchase shares of its equity securities. Each 2009 warrant is exercisable for the security into which each 2009 note is converted, at the price at which that security is sold to other investors. Depending on when the 2009 notes are converted, each 2009 warrant may be exercisable for a number of shares equal to the quotient obtained by dividing (x) (i) 25% of the principal amount of the accompanying 2009 notes, in the event the conversion occurs prior to April 1, 2010, or (ii) 50% of the principal amount of the accompanying 2009 notes, in the event the conversion occurs on or after April 1, 2010, by (y) the purchase price of the securities into which the note is ultimately converted. The Company accounted for the 2009 warrants in accordance with FASB ASC 480, which requires that a financial instrument, other than outstanding shares, that, at inception, is indexed to an obligation to repurchase the issuer’s equity shares, regardless of the timing of the redemption feature, and may require the issuer to settle the obligation by transferring assets, be classified as liability through the completion of the Company’s IPO. The Company measured the fair value of the 2009 warrants using the Black-Scholes valuation model on issuance date and adjusted the fair value at the end of each reporting period based on the following assumptions:

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
Embedded Derivative
     The 2009 notes and the escrow notes discussed in Note 10 contained a contingent automatic redemption feature and a contingent put option that meet the definition of an embedded derivative as defined in the Derivatives and Hedging topic of FASB ASC 815 because these notes contain features with implicit or explicit terms that affect some or all of the cash flows or the value of other exchanges required by a contract in a manner similar to a derivative instrument. As a result, the Company evaluated these embedded derivative features under the guidance of FASB ASC 815 and determined that the embedded derivative features should be separated from the 2009 notes and escrow notes and recognized as derivative instruments. Pursuant to the guidance of FASB ASC 815, if a hybrid instrument contains more than one embedded derivative feature that would individually warrant separate accounting as a derivative instrument, those embedded derivative features shall be bundled together as a single, compound embedded derivative that shall then be bifurcated and accounted for separately from the host contract unless a fair value election is made. Since the Company may not make a fair value election, the contingent automatic redemption and the contingent put option should be bundled together as a single, compound embedded derivative and separated from the 2009 notes and escrow notes. The Company recognized the bundled embedded derivative as a derivative liability with initial and subsequent measurements at fair value and changes in fair value recorded in earnings. Upon conversion of the 2009 notes and escrow notes into shares of common stock at the completion of the Company’s IPO, the Company re-measured the fair value of the embedded derivative and recorded a charge of $2.5 million in non-operating expense during the six months ended June 30, 2010.
12. STOCK OPTIONS
     Option Plan
     On February 1, 2010, the Company’s board of directors adopted the 2010 Stock Option and Incentive Plan (the “2010 Plan”) effective upon consummation of the IPO, which was also approved by the Company’s stockholders. The Company initially reserved 233,644 shares of common stock for issuance under the 2010 Plan, plus additional shares returned under the Company’s 2005 Equity Incentive Plan (the “2005 Plan”) as a result of the cancellation of options or the repurchase of shares issued pursuant to the 2005 Plan. On July 9, 2010, the Company’s shareholders approved an increase to the aggregate number of shares initially available for grant under the 2010 Plan by 200,000 shares to 433,644 shares of common stock. In addition, the 2010 Plan provides for annual increases in the number of shares available for issuance thereunder on the first day of each fiscal year, beginning with the 2011 fiscal year, equal to four percent (4%) of the outstanding shares of the Company’s common stock on the last day of the immediately preceding fiscal year. The maximum aggregate number of shares of stock that may be issued in the form of incentive stock options shall not exceed the lesser of (i) the number of shares reserved and available for issuance under the Plan or (ii) 1,460,280 shares of stock, subject in all cases to adjustment including reorganization, recapitalization, reclassification, stock dividend, stock split, reverse stock split or other similar change in the Company’s capital stock. The 2010 Plan permits the granting of incentive and non-statutory stock options, restricted and unrestricted stock awards, restricted stock units, stock appreciation rights, performance share awards, cash-based awards and dividend equivalent rights to eligible employees, directors and consultants. The option exercise price of an option granted under the 2010 Plan may not be less than 100% of the fair market value of a share of the Company’s Common Stock on the date the stock option is granted. Options granted under the 2010 Equity Plan have a maximum term of 10 years and generally vest over four years. In addition, in the case of certain large stockholders, the minimum exercise price of incentive options must equal 110% of fair market value on the date of grant and the maximum term is limited to five years. The 2010 Plan does not allow the option holders to exercise their options prior to vesting.
     Early Exercise of Employee Options
     Stock options granted under the Company’s 2005 Plan provide employee option holders the right to elect to exercise unvested options in exchange for restricted common stock. Unvested shares, which amounted to 50,319 and 69,424 at June 30, 2010, and December 31, 2009, respectively, were subject to a repurchase right held by the Company at the original issuance price in the event the optionees’ employment is terminated either voluntarily or involuntarily. For exercises of employee options, this right lapses 25% on the first anniversary of the vesting start date and in 36 equal monthly amounts thereafter. These repurchase terms are considered to be a forfeiture provision and do not result in variable accounting. The shares purchased by the employees pursuant to the early exercise of stock options are not deemed to be outstanding until those shares vest. In addition, cash received from employees for exercise of unvested options is treated as a refundable deposit shown as a liability in the Company’s financial statements. For the six months ended June 30, 2010, and the year ended December 31, 2009, cash received for early exercise of options totaled to $24,714 and $6,615, respectively. As the shares vest, the shares and liability are released into common stock and additional paid-in capital.
The activity of unvested shares for the period ended June 30, 2010 as a result of early exercise of options granted to employees is as follows (unaudited):

		Weighted-
		Average
Unvested Shares	Shares	Grant Price
Balance as of December 31, 2009	69,424	$0.45
Early exercise of options	18,011	$1.37
Vested	(30,849)	$0.41
Repurchases	(6,267)	$0.26

Balance as of June 30, 2010	50,319	$0.83

The following table summarizes stock option activity for the six months ended June 30, 2010 (unaudited):

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Life in Years	Value
Balance as of December 31, 2009	1,323,776	$0.92	7.94	$17,312,745
Options granted	25,000	$6.99
Options exercised	(99,815)	$0.79
Options cancelled	(9,832)	$1.50

Balance as of June 30, 2010	1,239,129	$1.05	7.52	$5,408,406

Ending Vested Stock Options as of June 30, 2010	980,724	$0.83	7.32
Ending Vested and Expected to Vest Stock Options as of June 30, 2010	1,239,129	$1.05	7.52
     Information about stock options outstanding, vested and expected to vest as of June 30, 2010 (unaudited), is as follows:

Outstanding, Vested and Expected to Vest			Options Vested
		Weighted-
		Average	Weighted-
		Remaining	Average
	Number of	Contractual Life	Exercise	Number of
Range of Exercise Price	Shares	(in Years)	Price	Shares
$0.14 — $0.14	4,672	5.80	$0.14	4,672
$0.26 — $0.26	581,844	6.65	$0.26	565,417
$1.34 — $1.34	266,352	7.66	$1.34	167,490
$1.51 — $1.51	349,579	8.65	$1.51	231,463
$6.99 — $7.70	36,682	9.60	$7.70	11,682

	1,239,129	7.52	$0.83	980,724

Restricted Stock Units
     During 2010, the Company granted restricted stock unit awards under its 2010 Plan representing an aggregate of 273,000 shares of common stock. The restricted stock units granted represent a right to receive shares of common stock at a future date determined in accordance with the participant’s award agreement. An exercise price and monetary payment are not required for receipt of restricted stock units or the shares issued in settlement of the award. Instead, consideration is furnished in the form of the participant’s services to the Company. Substantially all of the restricted stock units vest over four years. Compensation cost for these awards is based on the closing price of the Company’s common stock on the date of grant and recognized as compensation expense on a straight-line basis over the requisite service period. No expense was recognized for the three and six months ended June 30, 2010 because none of the restricted stock units have vested as of June 30, 2010. At June 30, 2010, the unrecognized compensation cost related to these awards was $1.5 million, which is expected to be recognized on a straight-line basis over 3.06 years.

     Stock-Based Compensation Expense
     Total employee stock-based compensation expense recognized under FASB ASC 718 was as follows (unaudited):

					Period from
					September 9,
					2004
					(Date of
					Inception)
	Three Months Ended June 30,		Six Months Ended June 30,		to June 30,
	2010	2009	2010	2009	2010
Research and development	$16,835	$43,144	$32,862	$57,616	$226,863
General and administrative	40,580	46,902	72,965	75,908	355,842

Total stock-based compensation	$57,415	$90,046	$105,827	$133,524	$582,705

     The grant date total fair value of employee options vested during the three and six months ended June 30, 2010 and 2009, and for the period from September 9, 2004 (Date of Inception) to June 30, 2010, was $35,944, $73,244, $151,428, $268,624 and $657,577, respectively. Total intrinsic value of options exercised during the three and six months ended June 31, 2010 and for the period from September 9, 2004 (Date of Inception) to June 30, 2010 was $490,319, $617,817 and $746,020, respectively. There were no options exercised during the three and six months ended June 30, 2009.
     As of June 30, 2010 and December 31, 2009, total compensation cost related to unvested stock options not yet recognized was $464,519 and $456,288, respectively, which were expected to be allocated to expenses over a weighted-average period of 1.92 and 2.25 years, respectively.
     The assumptions used in the Black-Scholes option-pricing model for the three and six months ended June 30, 2010 and 2009, and for the period from September 9, 2004 (Date of Inception) to June 30, 2010, are as follows (unaudited):

					Period from
					September 9,
					2004 (Date of Inception) to
	Three Months Ended June 30,		Six Months Ended June 30,		June 30,
	2010	2009	2010	2009	2010
Expected Volatility	N/A	74%	89%	74%	80%
Dividend Yield	N/A	0%	0%	0%	0%
Risk-Free Interest Rate	N/A	2.17%	3.02%	2.10%	3.95%
Expected Term (years)	N/A	6.25	6.25	6.25	6.25
     There were no options granted during the three months ended June 30, 2010. The weighted-average grant date fair values of stock options granted during the three months ended June 30, 2009, six months ended June 30, 2010 and 2009, and for the period from September 9, 2004 (Date of Inception) to June 30, 2010 were $0.59, $5.30, $1.01, and $0.50 per share, respectively.
     Nonemployee Stock-Based Compensation
     The Company accounts for stock options granted to nonemployees as required by the Equity Topic of the FASB ASC. In connection with stock options granted to consultants, the Company recorded $4,195, $8,399, $0, $1,153 and $166,344 for nonemployee stock-based compensation during the three and six months ended June 30, 2010 and 2009, and for the period from September 9, 2004 (Date of Inception) to June 30, 2010, respectively. These amounts were based upon the fair value of the vested portion of the grants.
     The assumptions used in the Black-Scholes option-pricing model for the three and six months ended June 30, 2010, and for the period from September 9, 2004 (Date of Inception) to June 30, 2010, are as follows (unaudited):

					Period from
					September 9,
					2004 (Date of Inception) to
	Three Months Ended June 30,		Six Months Ended June 30,		June 30,
	2010	2009	2010	2009	2010
Expected Volatility	98%	N/A	98%	98%	98%
Dividend Yield	0%	N/A	0%	0%	0%
Risk-Free Interest Rate	3.16%	N/A	3.16%	2.85%	3.67%
Expected Term (years)	7.86	N/A	7.86	9.52	9.63
     Amounts expensed during the remaining vesting period will be determined based on the fair value at the time of vesting.
13. RELATED PARTY TRANSACTIONS
     For the three and six months ended June 30, 2010 and 2009, and the period from September 9, 2004 (Date of Inception) to June 30, 2010, the Company paid $82,489, $0, $82,489, $38,274 and $214,063, respectively, for clinical management services rendered by an outside organization where one of the founders is employed.
14. SUBSEQUENT EVENT
     On July 9, 2010, the Company’s stockholders approved the Anthera Pharmaceuticals, Inc. 2010 Employee Stock Purchase Plan (the “2010 ESPP”). The Company has reserved 100,000 shares of common stock for issuance thereunder plus on January 1, 2011 and each January 1 thereafter, the number of shares of stock reserved and available for issuance under the Plan shall be cumulatively increased by the lesser of (i) one percent (1%) of the number of shares of common stock issued and outstanding on the immediately preceding December 31 or (ii) 250,000 shares of common stock. Under the 2010 ESPP, eligible employees of the Company and certain designated subsidiaries of the Company may authorize the Company to deduct amounts from their compensation, which amounts are used to enable the employees to purchase shares of the Company’s common stock. The purchase price per share will be 85% of the fair market value of the common stock as of the first date or the ending date of the applicable semi-annual purchase period, whichever is less. The purpose of the 2010 ESPP is to attract and retain key personnel, and encourage stock ownership by the Company’s employees.

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
Overview
     Anthera Pharmaceuticals, Inc. (the “Company”, “we”, “our”, or “us”) is a biopharmaceutical company focused on developing and commercializing products to treat serious diseases associated with inflammation, including cardiovascular and autoimmune diseases. We currently have one Phase 3 clinical program, varespladib, and two Phase 2 clinical programs, A-623 and A-001. Two of our product candidates, varespladib and A-001, are designed to inhibit a novel enzyme target known as secretory phospholipase A2, or sPLA2. Elevated levels of sPLA2 have been implicated in a variety of acute inflammatory conditions, including acute coronary syndrome and acute chest syndrome associated with sickle cell disease, as well as in chronic diseases, including stable coronary artery disease. In addition, our Phase 2 product candidate, A-623, targets elevated levels of BAFF which has been associated with a variety of B-cell mediated autoimmune diseases, including systemic lupus erythematosus (“lupus”), lupus nephritis, rheumatoid arthritis, multiple sclerosis, Sjögren’s Syndrome, Graves’ Disease and others.
     We have generated significant losses since inception. As of June 30, 2010, we had an accumulated deficit of approximately $84.3 million. We recognized net losses of $7.9 million and $19.0 million for the three and six months ended June 30, 2010, compared to the same period in 2009 when we recognized net losses of $3.3 million and $7.1 million, respectively. These losses have resulted primarily from expense incurred in connection with research and development activities, consisting primarily of clinical trials, preclinical studies and manufacturing services associated with our current production candidates. We expect our net losses to increase as we continue to advance our clinical trials, expand our research and development efforts, and add personnel for our anticipated growth.
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

     Research and Development Expenses
     Since our inception, we have focused our activities on our product candidate development programs. We expense research and development costs as they are incurred. Research and development expenses consist of personnel costs, including salaries, benefits and stock-based compensation, clinical studies performed by contract research organizations, or CROs, materials and supplies, licenses and fees and overhead allocations consisting of various administrative and facilities-related costs. Research and development activities are also separated into three main categories: licensing, clinical development and pharmaceutical development. Licensing costs consist primarily of fees paid pursuant to license agreements. Historically, our clinical development costs have included costs for preclinical and clinical studies. We expect to incur substantial clinical development costs for our anticipated Phase 3 clinical study named VISTA-16 for varespladib, our Phase 2b clinical study named PEARL-SC for A-623, as well as for the development of our other product candidates. Pharmaceutical development costs consist of expenses incurred relating to clinical studies and product formulation and manufacturing.
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
     The following table shows our total research and development expenses for the three and six months ended June 30, 2010 and 2009, and for the period from September 9, 2004 (Date of Inception) through June 30, 2010:

						For the Period
						September 9,
						2004 (Date of
						Inception)
	Three Months Ended June 30,		Six Months Ended June 30,			to June 30,
	2010	2009	2010		2009	2010
Allocated costs:
A-001	$21,378	$39,351	$113,107		$121,460	$6,633,153
Varespladib	3,694,984	1,743,710	7,962,469	(1)	3,829,160	35,823,114
A-623	1,856,471	4,385	2,158,120		9,958	8,301,537	(2)
Unallocated costs	865,316	498,969	1,446,267		1,240,603	12,246,140

Total development	$6,438,149	$2,286,415	$11,679,963		$5,201,181	$63,003,944

(1)	Includes milestone payments of $3.5 million pursuant to amendments to the license agreements with each of Eli Lilly and Shionogi & Co. Ltd.

(2)	Includes a one-time license initiation fee of $6.0 million pursuant to a license agreement with Amgen.
     We expect our research and development expenses to increase significantly as we continue to develop our product candidates. We began enrollment of patients in the VISTA-16 study of varespladib in June 2010. Also in July 2010, we initiated the PEARL-SC study of A-623. PEARL-SC is a randomized, double-blind, placebo-controlled, Phase 2b clinical study that will enroll up to 600 patients in up to 60 centers worldwide. Patients will be randomized into three active treatment arms and one placebo treatment arm for a minimum of 24 weeks. The primary endpoint of the PEARL-SC study is clinical improvement at 24 weeks in the systemic lupus erythematosus (SLE) responder index, or SRI, a recently recognized FDA endpoint for demonstrating clinical efficacy. As previously announced, a blinded interim biomarker analysis will be conducted early in the study to establish the drug effect on B-Cells and potentially remove any arm that is not demonstrating a biologic effect. We intend to fund our clinical studies with current proceeds and future offerings.
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

     While our significant accounting policies are more fully described in Note 3 to our financial statements, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating our reported financial results and affect the more significant judgments and estimates that we use in the preparation of our financial statements.
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
     Stock-Based Compensation
     Effective January 1, 2006, we adopted the provisions of FASB ASC 718, Compensation — Stock Compensation, using the modified prospective method. Compensation costs related to all equity instruments granted after January 1, 2006 are recognized at the grant-date fair value of the awards. Additionally, we are required to include an estimate of the number of awards that will be forfeited in calculating compensation costs, which are recognized over the requisite service period of the awards on a straight-line basis. We estimate the fair value of our share-based payment awards on the date of grant using an option-pricing model. We recognized employee stock-based compensation expense of $74,861 in 2007, $143,406 in 2008, $253,964 in 2009 and $105,827 for the six months ended June 30, 2010, respectively. As of June 30, 2010, we had $1.9 million in total unrecognized compensation cost related to non-vested employee stock-based compensation arrangements. The intrinsic value of all outstanding vested and non-vested stock-based compensation arrangements, based on the closing price of $5.36 per share, is $5.4 million, based on 1,239,229 shares of outstanding options and 273,000 shares of unvested restricted stock units at June 30, 2010.
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

Results of Operations
     Comparison of the Three Months Ended June 30, 2010 and 2009
     Research and Development Expenses. Research and development expenses were $6.4 million for the three months ended June 30, 2010, compared with $2.3 million for the three months ended June 30, 2009. The $4.1 million increase in research and development expense was primarily attributable to CRO costs related to the launch of our Phase 3 clinical study of varespladib and Phase 2 clinical study of A-623 as well as increased headcount to support these clinical studies.
     General and Administrative Expenses. General and administrative expenses were $1.5 million for the three months ended June 30, 2010, compared with $1.0 million for the three months ended June 30, 2009. The $0.5 million increase was primarily attributable to increased headcount and professional services to support growth of the Company after its IPO.
     Interest and Other Income. Interest and other income was $11,655 for the three months ended June 30, 2010, compared with $8,591 for the three months ended June 30, 2009. The increase in interest and other income was due to higher average cash balances.
     Interest and Other Expense. Interest and other expense was $0 for the three months ended June 30, 2010, compared with $58,901 for the three months ended June 30, 2009. Interest and other expense recorded during the three months ended June 30, 2009 consisted of interest accrued on outstanding license fees.
     Comparison of the Six Months Ended June 30, 2010 and 2009
     Research and Development Expenses. Research and development expenses were $11.7 million for the six months ended June 30, 2010, compared with $5.2 million for the six months ended June 30, 2009. The $6.5 million increase in our research and development expenses was primarily attributable to the recognition of a $3.5 million non-cash charge related to milestone payments recorded in connection with the initiation of our Phase 3 clinical study of varespladib, which was paid through the issuance of 531,914 shares of common stock; and increased CRO and manufacturing cost related to the launch of our Phase 3 clinical study of varespladib and Phase 2 clinical study of A-623, as well as increased headcount to support these clinical studies.
     General and Administrative Expenses. General and administrative expenses were $2.7 million for the six months ended June 30, 2010, compared with $1.8 million for the six months ended June 30, 2009. The $0.9 million increase was primarily attributable to increased headcount and professional services incurred in connection with our financial audit and other costs associated with operating as a public company.
     Interest and Other Income. Interest and other income was $14,956 for the six months ended June 30, 2010, compared with $21,637 for the six months ended June 30, 2009. The decrease in interest and other income was due to a lower rate of return on cash equivalents and short-term investments as compared to the prior year.
     Interest and Other Expense. Interest and other expense was $4.6 million for the six months ended June 30, 2010, compared with $0.1 million for the six months ended June 30, 2009. Interest and other expense recorded during the six months ended June 30, 2010 included a $4.5 million non-cash charge recorded as part of interest and other expense related to the amortization of discounts on the Company’s convertible promissory notes and the mark-to-market adjustment relating to warrants and embedded derivative connected to the Company’s convertible promissory notes. Interest and other expense recorded during the comparable period in 2009 consisted of interest accrued on past due license fee obligations.
Liquidity and Capital Resources
     To date, we have funded our operations primarily through private placements of preferred stock, convertible debt and public financing. As of June 30, 2010, we had received net proceeds of approximately $90.5 million from the sale of equity securities, and net proceeds of approximately $26.3 million from the issuance of convertible promissory notes. As of June 30, 2010, we had cash, cash equivalents and short-term investments of approximately $51.0 million.

     Cash Flows
     Six Months Ended June 30, 2010
     For the six months ended June 30, 2010, we incurred a net loss of approximately $19.0 million.
     Net cash used in operating activities was approximately $11.1 million. The net loss is higher than cash used in operating activities by $7.9 million. The primary drivers for the difference are adjustments for non-cash charges such as stock-based compensation of approximately $114,000, amortization of note discount and debt issuance cost of approximately $769,000, issuance of $3.5 million worth of common stock in lieu of cash milestone payments due to Eli Lilly and Shionogi & Co., Ltd., the conversion of approximately $300,000 of accrued interest into shares of common stock upon conversion of certain convertible promissory notes, mark to market adjustments relating to warrant and derivative liability of $3.8 million, offset by a decrease in operating assets and liabilities of approximately $468,000.
     Net cash used by investing activities was $15.3 million and was primarily driven by the purchase of short-term investments during the period.
     Net cash provided by financing activities was approximately $58.4 million and consisted of proceeds of $61.1 million received from the issuance of common stock at our IPO, the exercise of the overallotment option by our underwriters in connection with our IPO, and the release of funds held in an escrow account concurrent with the closing of our IPO, offset by approximately $2.9 million of issuance cost paid during the period.
     Six Months Ended June 30, 2009
     For the six months ended June 30, 2009, we incurred a net loss of approximately $7.1 million.
     Net cash used in operating activities was approximately $6.6 million. The net loss is higher than cash used in operating activities by $500,000. The primary drivers for the difference are adjustments for non-cash charges such as depreciation and amortization of $9,500, stock-based compensation of $135,000 due to increased headcount and corresponding equity grants made to new and existing employees, an increase in current liabilities of $841,000 due to increased expense relating to our Phase 2 clinical study activity and a decrease in license fee payable by $500,000, offset by a decrease in current assets of $31,000.
     No cash was used or provided by investing or financing activities during the six months ended June 30, 2009.
Contractual Obligations and Commitments
     The following table summarizes our long-term contractual obligations and commitments as of June 30, 2010:

	Payments Due by Period
		Less than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years
Operating lease obligations (1)	$35,952	$29,712	$6,240	$—	$—

(1)	Operating lease obligations reflect our obligation to make payments in connection with a sublease that commenced in October 2008 and will expire on September 30, 2010 for approximately 7,800 square feet of office space and office equipment leases that commenced in October 2007 and will expire in June 2013.
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
     Funding Requirements
     We expect to incur substantial expenses and generate significant operating losses as we continue to advance our product candidates into preclinical studies and clinical studies and as we:
•	continue clinical development of the Phase 3 VISTA-16 study for varespladib;

•	continue clinical development of the Phase 2b PEARL-SC study for A-623;

•	hire additional clinical, scientific and management personnel; and

•	implement new operational, financial and management information systems.
     Our future capital uses and requirements depend on numerous forward-looking factors. These factors include the following:
•	the progress of preclinical development and clinical studies of our product candidates;

•	the time and costs involved in obtaining regulatory approvals;

•	delays that may be caused by evolving requirements of regulatory agencies;

•	the costs involved in filing and prosecuting patent applications and enforcing or defending patent claims;

•	our ability to establish, enforce and maintain selected strategic alliances; and

•	the acquisition of technologies, product candidates and other business opportunities that require financial commitments.
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
     We expect the proceeds from our IPO, recent private placement and exercise of the over-allotment option by the underwriters of our IPO, together with our existing resources, to be sufficient to fund our planned operations, including our continued product candidate development, for at least the next 12 months. However, we may require significant additional funds earlier than we currently expect to conduct additional or extended clinical studies and seek regulatory approval of our product candidates. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical studies.

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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
     As of June 30, 2010, our investment portfolio consists of certificate of deposits, money market funds and FDIC insured corporate bonds. The primary objectives of our investment are to preserve capital and maintain liquidity. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, since all of our investments are in U.S. Treasury bills and money market funds, we do not believe we are subject to any material market risk exposure. We do not have any foreign currency or any other material derivative financial instruments.
ITEM 4T. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     Our management, with the participation of our chief executive and financial officers, evaluated the effectiveness of our disclosures controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2010, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting during the quarter ended June 30, 2010 identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
     We are a development stage company with only six years of operating history. We have focused primarily on developing our three product candidates, varespladib methyl, A-623 and varespladib sodium (A-001). We have financed our operations exclusively through private placements of preferred stock and convertible debt and we have incurred losses in each year since our inception in September 2004. Our net losses were approximately $15,000 in 2004, $540,000 in 2005, $8.7 million in 2006, $25.7 million in 2007, $18.1 million in 2008, $12.2 million in 2009 and $19.0 million for the six months ended June 30, 2010. As of June 30, 2010, we had an accumulated deficit of approximately $84.3 million. Substantially all of our losses resulted from costs incurred in connection with our product development programs and from general and administrative costs associated with our operations.
     We expect to incur additional losses over the next several years, and these losses may increase if we cannot generate revenues. These losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect our development expenses, as well as our clinical product manufacturing expenses, to increase in connection with our pivotal Phase 3 clinical study named VISTA-16 for varespladib and our Phase 2b clinical study PEARL-SC for A-623. In addition, we will incur additional costs of operating as a public company and, if we obtain regulatory approval for any of our product candidates, we may incur significant sales, marketing, in-licensing and outsourced manufacturing expenses as well as continued product development expenses. As a result, we expect to continue to incur significant and increasing losses for the foreseeable future.
     We have never generated any revenue and may never be profitable.
     Our ability to generate revenue and achieve profitability depends on our ability, alone or with collaborators, to successfully complete the development of our product candidates, conduct preclinical tests in animals and clinical studies in human beings, obtain the necessary regulatory approvals for our product candidates and commercialize any approved products. We have not generated any revenue from our development-stage product candidates, and we do not know when, or if, we will generate any revenue. The commercial success of our development-stage product candidates will depend on a number of factors, including, but not limited to, our ability to:
•	obtain favorable results for and advance the development of our lead product candidate, varespladib, for the treatment of acute coronary syndrome, including successfully launching and completing the VISTA-16 study;

•	obtain favorable results for and advance the development of our product candidate A-623, for the treatment of B-cell mediated autoimmune diseases, including successfully launching and completing a Phase 2b clinical study in patients with systemic lupus erythematosus (“lupus”);

•	obtain favorable results for and advance the development of our product candidate A-001, for the prevention of acute chest syndrome associated with sickle cell disease, including completing a multi-center Phase 2 clinical study;

•	successfully execute our planned preclinical studies in animals and clinical studies in human beings for our other product candidates;

•	obtain regulatory approval for varespladib, A-623, A-001 and our other product candidates;

•	if regulatory approvals are obtained, begin the commercial manufacturing of our product candidates with our third-party manufacturers;

•	launch commercial sales and effectively market our product candidates, either independently or in strategic collaborations with third parties; and

•	achieve broad market acceptance of our product candidates in the medical community and with third-party payors.
     All of our product candidates are subject to the risks of failure inherent in the development of therapeutics based on new technologies. Currently, we have three product candidates in clinical development: varespladib, A-623 and A-001. These product candidates could fail in clinical studies if we are unable to demonstrate that they are effective or if they cause unacceptable adverse effects in the patients we treat. Failure of our product candidates in clinical studies would have a material adverse effect on our ability to generate revenue or become profitable. If we are not successful in achieving regulatory approval for our product candidates or are significantly delayed in doing so, our business will be materially harmed.
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
     We will need to raise substantial additional capital to fund our operations and to develop our product candidates. Our future capital requirements could be substantial and will depend on many factors including:
•	the rate of progress of our VISTA-16 study for varespladib and our Phase 2b clinical study for A-623;

•	the scope, size, rate of progress, results and costs of our preclinical studies, clinical studies and other development activities for one or more of our other product candidates;

•	the cost, timing and outcomes of regulatory proceedings;

•	payments received under any strategic collaborations;

•	the filing, prosecution and enforcement of patent claims;

•	the costs associated with commercializing our product candidates if they receive regulatory approval, including the cost and timing of developing sales and marketing capabilities, or entering into strategic collaboration with others relating to the commercialization of our product candidates; and

•	revenues received from approved products, if any, in the future.

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
     In July 2006, we entered into a license agreement with Eli Lilly and Company, or Eli Lilly, and Shionogi & Co., Ltd. to develop and commercialize certain secretory phospholipase A2, or sPLA2, inhibitors for the treatment of cardiovascular disease and other diseases. Pursuant to our license agreement with them, we have an obligation to pay to each of Eli Lilly and Shionogi & Co., Ltd. significant milestone and royalty payments based upon how we develop and commercialize certain sPLA2 inhibitors, including varespladib and A-001, and our achievement of certain significant corporate, clinical and financial events. For varespladib, we are required to pay up to $32.0 million upon achievement of certain approval and post-approval sales milestones. For A-001, we are required to pay up to $3.0 million upon achievement of certain clinical development milestones and up to $25.0 million upon achievement of certain approval and post-approval sales milestones. For other product formulations that we are not currently developing, we would be required to pay up to $2.0 million upon achievement of certain clinical development milestones and up to $35.5 million upon achievement of certain approval and post-approval sales milestones. In addition, in December 2007, we entered into a license agreement with Amgen Inc.(“Amgen”), pursuant to which we obtained an exclusive worldwide license to certain technology and compounds relating to A-623. Pursuant to our license agreement with Amgen, we are required to make various milestone payments upon our achievement of certain development, regulatory and commercial objectives for any A-623 formulation. We are required to pay up to $10.0 million upon achievement of certain pre-approval clinical development milestones and up to $23.0 million upon achievement of certain post-approval milestones. We are also required to make tiered quarterly royalty payments on net sales, which increase as a percentage from the high single digits to the low double digits as net sales increase. The timing of our achievement of these events and corresponding milestone payments becoming due to Eli Lilly, Shionogi & Co., Ltd. and Amgen is subject to factors relating to the clinical and regulatory development and commercialization of certain sPLA2 inhibitors or A-623, as applicable, many of which are beyond our control. We may become obligated to make a milestone payment during a period in which we do not have the cash on hand to make such payment, which could require us to delay our clinical studies, curtail our operations, scale back our commercialization and marketing efforts or seek funds to meet these obligations at terms unfavorable to us.
     Our limited operating history makes it difficult to evaluate our business and prospects.
     We were incorporated in September 2004. Our operations to date have been limited to organizing and staffing our company, acquiring product and technology rights, conducting product development activities for our primary product candidates, varespladib, A-623 and A-001, and performing research and development. We have not yet demonstrated an ability to obtain regulatory approval for or commercialize a product candidate. Consequently, any predictions about our future performance may not be as accurate as they could be if we had a history of successfully developing and commercializing pharmaceutical products.
Risks Associated with Development and Commercialization of Our Product Candidates
We depend substantially on the success of our three primary product candidates, varespladib, A-623 and A-001, which are still under clinical development. We cannot assure you that these product candidates or any of our other product candidates will receive regulatory approval or be successfully commercialized.
     To date, we have not marketed, distributed or sold any product candidates. The success of our business depends primarily upon our ability to develop and commercialize our three primary product candidates successfully. Our lead product candidate is varespladib, which has completed its Phase 2 clinical studies and for which we have received (i) an agreement from the U.S. Food and Drug Administration, or FDA, on a Special Protocol Assessment, or SPA, for the VISTA-16 Phase 3 study protocol, and (ii) scientific advice from the European Medicines Agency on our European development strategy for varespladib. We began enrollment in the VISTA-16 study for varespladib in June 2010.

     Our next product candidate is A-623, which has completed Phase 1 clinical studies and study initiation for a Phase 2b clinical study began in the third quarter of 2010. The PEARL-SC study protocol was approved by the FDA in connection with the successful reactivation of our IND for A-623.
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
     We are not permitted to market our varespladib and A-001 product candidates in the United States until we receive approval of a new drug application, or NDA, or with respect to our A-623 product candidate, approval of a biologics license application, or BLA, from the FDA, or in any foreign countries until we receive the requisite approval from such countries. We have not submitted an NDA or BLA or received marketing approval for any of our product candidates.
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
     Clinical studies may also be delayed, suspended or terminated as a result of ambiguous or negative interim results, or results that are inconsistent with earlier results. For example, the Data Safety Monitoring Board (“DSMB”) may recommend that we stop our VISTA-16 study for varespladib if certain biomarkers of inflammation and lipid profiles fail to meet pre-specified reductions in the first 1,000 or more patients. In addition, a clinical study may be suspended or terminated by us, the FDA, the IRB or other reviewing entity overseeing the clinical study at issue, any of our clinical study sites with respect to that site, or other regulatory authorities due to a number of factors, including:
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
     Product development costs to us and our collaborators will increase if we have delays in testing or approval of our product candidates or if we need to perform more or larger clinical studies than planned. For example, we may need to increase our sample size for our VISTA-16 study for varespladib if the overall major adverse cardiovascular event (“MACE”), rate is lower than expected. We typically rely on third-party clinical investigators at medical institutions and health care facilities to conduct our clinical studies and, as a result, we may face additional delaying factors outside our control.
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
The results of biomarker assays in earlier clinical studies in varespladib are not necessarily predictive of future results, and therefore the results of biomarker assays in the VISTA-16 study may not be similar to those observed previously.
     Success in our Phase 2 clinical studies in lowering low-density lipoprotein cholesterol, or LDL-C, C-reactive protein, or CRP, sPLA2 and interleukin-6, or IL-6, during treatment with varespladib does not ensure that later clinical studies, such as our VISTA-16 study, will demonstrate similar reductions in these biomarkers. Each of these biomarkers has been associated with an increased risk for secondary MACE following an acute coronary syndrome. Our inability to demonstrate similar biomarker effects in our VISTA-16 study may reduce our ability to achieve our primary endpoint to reduce MACE and to achieve regulatory approval of varespladib.
Because the results of preclinical testing or earlier clinical studies are not necessarily predictive of future results, varespladib, A-623, A-001 or any other product candidate we advance into clinical studies may not have favorable results in later clinical studies or receive regulatory approval.
     Success in preclinical testing and early clinical studies does not ensure that later clinical studies will generate adequate data to demonstrate the efficacy and safety of an investigational drug or biologic. A number of companies in the pharmaceutical and biotechnology industries, including those with greater resources and experience, have suffered significant setbacks in Phase 3 clinical studies, even after seeing promising results in earlier clinical studies. Despite the results reported in earlier clinical studies for our product candidates, including varespladib, A-623 and A-001, we do not know whether any Phase 3 or other clinical studies we may conduct will demonstrate adequate efficacy and safety to result in regulatory approval to market any of our product candidates. If later stage clinical studies do not produce favorable results, our ability to achieve regulatory approval for any of our product candidates may be adversely impacted.
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
     If we fail to meet these obligations, our licensors may terminate our exclusive licenses and may be able to re-obtain licensed technology and aspects of any intellectual property controlled by us that relate to the licensed technology that originated from the licensors. Our licensors could effectively take control of the development and commercialization of varespladib, A-623 and A-001 after an uncured, material breach of our license agreements by us or if we voluntarily terminate the agreements. While we would expect to exercise all rights and remedies available to us, including seeking to cure any breach by us, and otherwise seek to preserve our rights under the patents licensed to us, we may not be able to do so in a timely manner, at an acceptable cost or at all. Any uncured, material breach under the licenses could result in our loss of exclusive rights and may lead to a complete termination of our product development and any commercialization efforts for varespladib, A-623 or A-001.
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
     The market for inflammatory disease therapeutics is especially large and competitive. All of the sPLA2 inhibitor compounds we are currently developing, if approved, will face intense competition, either as monotherapies or in combination therapies. We are aware of other companies with products in development that are being tested for anti-inflammatory benefits in patients with acute coronary syndrome, such as Via Pharmaceuticals, Inc. and its 5-lipoxygenase, or 5-LO, inhibitor, which has been evaluated in Phase 2 clinical studies; and GlaxoSmithKline plc and its product candidate, darapladib, which is a lipoprotein associated phospholipase A2, or Lp-PLA2, inhibitor currently being evaluated in Phase 3 clinical studies. Although there are no sPLA2 inhibitor compounds currently approved by the FDA for the treatment of acute chest syndrome associated with sickle cell disease, Droxia, or hydroxyurea, is approved for the prevention of vaso-occlusive crisis, or VOC, in sickle cell disease and thus could reduce the pool of patients with VOC at risk for acute chest syndrome. Further, we are aware of companies with other products in development that are being tested for potential treatment of lupus, including Human Genome Sciences, Inc. and GlaxoSmithKline plc, who have a BAFF antagonist monoclonal antibody product candidate, Benlysta, which recently reported favorable results from a Phase 3 clinical study in lupus; ZymoGenetics, Inc. and Merck Serono S.A., whose dual BAFF/APRIL antagonist fusion protein, Atacicept, is in a Phase 3 clinical study for lupus; and Immunomedics, Inc. and UCB S.A., who recently reported favorable results for their CD-22 antagonist humanized antibody, epratuzumab, which completed a Phase 2b clinical study in lupus.
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
We have reached agreement with the FDA on an SPA for our VISTA-16 study of varespladib for the potential treatment of acute coronary syndrome, which does not guarantee any particular outcome from regulatory review of the study or the product candidate.
     The FDA’s SPA process creates a written agreement between the sponsoring company and the FDA regarding clinical study design and other clinical study issues that can be used to support approval of a product candidate. The SPA is intended to provide assurance that if the agreed upon clinical study protocols are followed and the clinical study endpoints are achieved, the data may serve as the primary basis for an efficacy claim in support of an NDA. However, the SPA agreement is not a guarantee of an approval of a product or any permissible claims about the product. In particular, the SPA is not binding on the FDA if public health concerns unrecognized at the time of the SPA agreement is entered into become evident, other new scientific concerns regarding product safety or efficacy arise or if the sponsor company fails to comply with the agreed upon clinical study protocols. We have reached agreement with the FDA on an SPA for our VISTA-16 clinical study of varespladib for the potential short-term (16-week) treatment of acute coronary syndrome. However, we do not know how the FDA will interpret the commitments under our agreed upon SPA, how it will interpret the data and results or whether it will approve our varespladib product candidate for the short-term (16-week) treatment of acute coronary syndrome. Regardless of our SPA agreement, we cannot guarantee any particular outcome from regulatory review of our VISTA-16 study.
Even if our product candidates receive regulatory approval, they may still face future development and regulatory difficulties.
     Even if U.S. regulatory approval is obtained, the FDA may still impose significant restrictions on a product’s indicated uses or marketing or impose ongoing requirements for potentially costly post-approval studies or post-market surveillance. For example, the label ultimately approved for varespladib, if any, may include restrictions on use. Further, the FDA has indicated that long-term safety data on varespladib may need to be obtained as a post-market requirement. Our product candidates will also be subject to ongoing FDA requirements governing the labeling, packaging, storage, distribution, safety surveillance, advertising, promotion, recordkeeping and reporting of safety and other post-market information. In addition, manufacturers of drug products and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with current good manufacturing practices, or cGMP, regulations. If we or a regulatory agency discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions on that product, the manufacturing facility or us, including requiring recall or withdrawal of the product from the market or suspension of manufacturing. If we, our product candidates or the manufacturing facilities for our product candidates fail to comply with applicable regulatory requirements, a regulatory agency may:
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
     The commercial success of our product candidates for which we obtain marketing approval from the FDA or other regulatory authorities will depend upon the acceptance of these products by the medical community, including physicians, patients and health care payors. The degree of market acceptance of any of our approved products will depend on a number of factors, including:
•	demonstration of clinical safety and efficacy compared to other products;

•	the relative convenience, ease of administration and acceptance by physicians and payors of varespladib in the treatment of acute coronary syndrome, A-623 in the treatment of lupus and A-001 in the prevention of acute chest syndrome associated with sickle cell disease;

•	the prevalence and severity of any adverse effects;

•	limitations or warnings contained in a product’s FDA-approved labeling;

•	availability of alternative treatments, including, in the case of varespladib, a number of competitive products being studied for anti-inflammatory benefits in patients with acute coronary syndrome or expected to be commercially launched in the near future;

•	pricing and cost-effectiveness;

•	the effectiveness of our or any future collaborators’ sales and marketing strategies;

•	our ability to obtain and maintain sufficient third-party coverage or reimbursement from government health care programs, including Medicare and Medicaid; and

•	the willingness of patients to pay out-of-pocket in the absence of third-party coverage.
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
     We are highly dependent on Mr. Paul F. Truex, our President and Chief Executive Officer, Dr. Colin Hislop, our Senior Vice President and Chief Medical Officer, and the other principal members of our executive team. The loss of the services of any of these persons might impede the achievement of our research, development and commercialization objectives. Recruiting and retaining qualified scientific personnel and possibly sales and marketing personnel will also be critical to our success. We may not be able to attract and retain these personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific personnel from universities and research institutions. Failure to succeed in clinical studies may make it more challenging to recruit and retain qualified scientific personnel. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us.
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
     We hold a total of four pending U.S. non-provisional patent applications, three pending U.S. provisional patent applications and two pending Patent Cooperation Treaty, or PCT, patent applications. Another PCT application has entered the national phase in the European Patent Office, the Eurasian Patent Organization and 17 other countries. We have also entered into license agreements for certain composition of matter, method of use and method of making patents and patent applications for certain of our development compounds. These license agreements encompass (i) 13 U.S. patents, one pending U.S. non-provisional patent application, five European, or EP, patents, one pending EP patent application, 18 non-EP foreign patents and four pending non-EP foreign patent applications relating to varespladib and A-001; (ii) more than 30 U.S. patents, one pending U.S. non-provisional patent application, six EP patents, one pending EP patent application, 13 issued non-EP foreign patents and one pending non-EP foreign patent applications relating to other sPLA2 inhibiting compounds including A-003; and (iii) two U.S. patent, one pending U.S. non-provisional patent application, one EP patent, one pending EP patent application, 10 non-EP foreign patents and 14 non-EP foreign patent applications relating to A-623. Our commercial success will depend in part on our and our licensors’ ability to obtain additional patents and protect our existing patent positions, particularly those patents for which we have secured exclusive rights, as well as our ability to maintain adequate protection of other intellectual property for our technologies, product candidates and any future products in the United States and other countries. If we or our licensors do not adequately protect our intellectual property, competitors may be able to use our technologies and erode or negate any competitive advantage we may have, which could materially harm our business, negatively affect our position in the marketplace, limit our ability to commercialize our product candidates and delay or render impossible our achievement of profitability. The laws of some foreign countries do not protect our proprietary rights to the same extent as the laws of the United States, and we may encounter significant problems in protecting our proprietary rights in these countries.
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
     We have obtained exclusive, worldwide licenses, except for Japan, of the composition of matter, methods of making and methods of use for certain sPLA2 compounds from Eli Lilly and Shionogi & Co., Ltd. In addition, we are party to a license agreement with Amgen for the exclusive and worldwide rights to develop and commercialize A-623, a novel BAFF inhibitor. We may enter into additional licenses to third-party intellectual property in the future.
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
     The United States Drug Price Competition and Patent Term Restoration Act of 1984, more commonly known as the “Hatch-Waxman Act,” provides for an extension of patent terms for drug compounds for a period of up to five years to compensate for time spent in development. Assuming we gain a five-year patent term extension for each of our current product candidates in clinical development, and that we continue to have rights under our license agreements with respect to these product candidates, we would have exclusive rights to varespladib’s U.S. “new chemical entity” patent (the primary patent covering the compound as a new composition of matter) until 2019 and to A-623’s U.S. new chemical entity patent until 2027. In Europe, similar legislative enactments allow patent terms in the European Union to be extended for up to five years through the grant of a Supplementary Protection Certificate. Assuming we gain such a five-year extension for each of our current product candidates in clinical development, and that we continue to have rights under our license agreements with respect to these product candidates, we would have exclusive rights to varespladib’s European new chemical entity patents until 2020 and to A-623’s European new chemical entity patents until 2027. In addition, since varespladib has not been previously approved in the United States, varespladib could be eligible for up to five years of New Chemical Entity, or NCE, exclusivity from the FDA. NCE exclusivity would prevent the FDA from accepting any generic competition following NDA approval independent of the patent status of varespladib. Similarly, a recent directive in the European Union provides that companies who receive regulatory approval for a new compound will have a 10-year period of market exclusivity for that compound (with the possibility of a further one-year extension) in most EU countries, beginning on the date of such European regulatory approval, regardless of when the European new chemical entity patent covering such compound expires. A generic version of the approved drug may not be marketed or sold during such market exclusivity period. However, there is no assurance that we will receive the extensions of our patents or other exclusive rights available under the Hatch-Waxman Act or similar foreign legislation. If we fail to receive such Hatch-Waxman extensions or marketing exclusivity rights or if we receive extensions that are materially shorter than expected, our ability to prevent competitors from manufacturing, marketing and selling generic versions of our products will be materially harmed.
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
     The market price for our common stock is likely to be volatile and fluctuate significantly in response to a number of factors, most of which we cannot predict or control, including:
•	plans for, progress in and results from clinical studies for varespladib, A-623, A-001 and our other product candidates;

•	announcements of new products, services or technologies, commercial relationships, acquisitions or other events by us or our competitors;

•	developments concerning proprietary rights, including those pertaining to patents held by Eli Lilly and Shionogi & Co., Ltd. concerning our sPLA2 inhibitors and Amgen concerning A-623;

•	failure of any of our product candidates, if approved, to achieve commercial success;

•	fluctuations in stock market prices and trading volumes of securities of similar companies;

•	general market conditions and overall fluctuations in U.S. equity markets;

•	variations in our operating results, or the operating results of our competitors;

•	changes in our financial guidance or securities analysts’ estimates of our financial performance;

•	changes in accounting principles;

•	sales of large blocks of our common stock, including sales by our executive officers, directors and significant stockholders;

•	additions or departures of any of our key personnel;

•	announcements related to litigation;

•	changing legal or regulatory developments in the United States and other countries; and

•	discussion of us or our stock price by the financial press and in online investor communities.
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
     As of June 30, 2010, our executive officers, directors and greater than 5% stockholders, in the aggregate, own approximately 70.83% of our outstanding common stock. As a result, such persons, acting together, will have the ability to control our management and affairs and substantially all matters submitted to our stockholders for approval, including the election and removal of directors and approval of any significant transaction. These persons will also have the ability to control our management and business affairs. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.
Future sales of shares by existing shareholders could cause our stock price to decline.
     Approximately 15,587,023 shares of our common stock will become available for sale by our shareholders upon the expiration of lock-up agreements in September 2010. If these shareholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after the lock-up period lapses, the trading price of our common stock could decline. In addition, 2,040,579 shares of common stock that are either subject to outstanding warrants, outstanding options, unvested restricted stock units or reserved for future issuance under our employee benefit plans will become eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements, the lock-up agreements and Rules 144 and 701 under the Securities Act, as applicable. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. (REMOVED AND RESERVED)
ITEM 5. OTHER INFORMATION
     None.

ITEM 6. EXHIBITS
The following exhibits are filed as part of this report:

3.1	Fifth Amended and Restated Certificate of Incorporation (filed as Exhibit 3.6 to the registrant’s Registration Statement on Form S-1/A (File No. 333-161930) filed with the SEC on February 3, 2010, and incorporated herein by reference).

3.2	Amended and Restated Bylaws (filed as Exhibit 3.7 to the registrant’s Registration Statement on Form S-1/A (File No. 333-161930) filed with the SEC on February 3, 2010, and incorporated herein by reference).

10.1	Employment Agreement by and between the Company and James Pennington, effective as of May 1, 2010 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 4, 2010, and incorporated herein by reference).

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer and Vice President of Administration pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer and Vice President of Administration pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANTHERA PHARMACEUTICALS, INC.
August 12, 2010	By:	/s/ Paul F. Truex
Paul F. Truex
President and Chief Executive Officer

August 12, 2010	By:	/s/ Christopher P. Lowe
Christopher P. Lowe
Chief Financial Officer and Vice President of Administration