Form 10-Q
period 2010-09-30
Anthera Pharmaceuticals Inc
filed 2010-11-12
CIK 1316175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 001-34637
Anthera Pharmaceuticals, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	20-1852016 (I.R.S. Employer Identification No.)

25801 Industrial Boulevard, Suite B Hayward, California (Address of Principal Executive Offices)	94545 (Zip Code)
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of November 10, 2010, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 32,835,437.

ANTHERA PHARMACEUTICALS, INC.
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2010
INDEX

Page
Part I — Financial Information
Item 1. Financial Statements (unaudited)
Condensed Balance Sheets as of September 30, 2010 and December 31, 2009	3
Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2010 and 2009 and for the period from September 9, 2004 (Date of Inception) to September 30, 2010	4
Condensed Statement of Stockholders’ Equity (Deficit) and Comprehensive Loss for the period from December 31, 2009 to September 30, 2010	5
Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2010 and 2009 and cumulative period from September 9, 2004 (Date of Inception) to September 30, 2010	6
Notes to Condensed Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3. Quantitative and Qualitative Disclosures About Market Risk	28
Item 4T. Controls and Procedures	28
Part II — Other Information
Item 1. Legal Proceedings	29
Item 1A. Risk Factors	29
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	47
Item 3. Defaults Upon Senior Securities	47
Item 4. (Removed and Reserved)	47
Item 5. Other Information	47
Item 6. Exhibits	48
Signatures	49
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ANTHERA PHARMACEUTICALS, INC
(A Development Stage Company)
CONDENSED BALANCE SHEETS
(unaudited)

	September 30,	December 31,
	2010	2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$51,208,720	$3,803,384
Short term investments	21,878,890	—
Prepaid expenses and other current assets	1,813,482	19,825

Total current assets	74,901,092	3,823,209
Property and equipment—net	22,113	12,994
Deferred financing cost	—	1,922,183
Other assets	—	130,403

TOTAL	$74,923,205	$5,888,789

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$2,798,085	$3,145,706
Accrued clinical study	967,917	565,034
Accrued liabilities	497,785	767,663
Accrued payroll and related costs	573,920	153,235
Warrant and derivative liabilities	—	406,130
Convertible promissory notes	—	13,129,877

Total current liabilities	4,837,707	18,167,645

Total liabilities	4,837,707	18,167,645

Commitments and Contingencies (Note 9)
Stockholders’ equity (deficit)
Preferred stock, $0.001 par value, 5,000,000 and 11,948,557 shares authorized, 0 and 8,146,308 shares issued and outstanding as of September 30, 2010 and December 31, 2009, respectively; (aggregate liquidation value of $0 and $52,597,692 as of September 30, 2010 and December 31, 2009, respectively)	—	8,146
Common stock, $0.001 par value, 95,000,000 and 18,443,341 shares authorized; 32,796,690 and 1,566,199 shares issued and outstanding as of September 30, 2010 and December 31, 2009, respectively	32,796	1,566
Additional paid-in capital	162,494,362	52,941,384
Accumulated comprehensive income	161,987	—
Deficit accumulated the during the development stage	(92,603,647)	(65,229,952)

Total stockholders’ equity (deficit)	70,085,498	(12,278,856)

TOTAL	$74,923,205	$5,888,789

See accompanying notes to condensed financial statements.

ANTHERA PHARMACEUTICALS, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

					Cumulative
					Period
					from
					September 9,
					2004
					(Date of
					Inception)
	Three months ended		Nine months ended		to
	September 30,		September 30,		September 30,
	2010	2009	2010	2009	2010
OPERATING EXPENSES:
Research and development	$6,885,125	$2,525,948	$18,565,088	$7,727,129	$69,889,069
General and administrative	1,510,021	884,908	4,244,000	2,730,482	14,161,567

Total operating expenses	8,395,146	3,410,856	22,809,088	10,457,611	84,050,636

LOSS FROM OPERATIONS	(8,395,146)	(3,410,856)	(22,809,088)	(10,457,611)	(84,050,636)

OTHER EXPENSE:
Interest and other income	61,606		76,562	21,559	1,096,322
Interest and other expense	—	(193,556)	(4,641,169)	(289,776)	(5,340,789)
Beneficial conversion features	—	—	—	—	(4,308,544)

Total other income (expense)	61,606	(193,556)	(4,564,607)	(268,217)	(8,553,011)

NET LOSS	$(8,333,540)	$(3,604,412)	$(27,373,695)	$(10,725,828)	$(92,603,647)

Net loss per share—basic and diluted	$(0.36)	$(2.37)	$(1.40)	$(7.16)

Weighted-average number of shares used in per share calculation—basic and diluted	22,964,279	1,520,875	19,567,058	1,498,108

See accompanying notes to condensed financial statements.

Anthera Pharmaceuticals, Inc.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) AND COMPREHENSIVE LOSS
(unaudited)

							Deficit
						Accumulated	Accumulated	Total
	Convertible				Additional	Other	During	Stockholders’
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Development	Equity
	Shares	Amount	Shares	Amount	Capital	Loss	Stage	(Deficit)
BALANCE—December 31, 2009	8,146,308	$8,146	1,566,199	$1,566	$52,941,384	$—	$(65,229,952)	$(12,278,856)
Conversion of convertible preferred stock to common stock at a ratio of 1:1	(8,146,308)	(8,146)	8,146,308	8,146	—	—	—	—
Issuance of common stock for cash at $7.00 per share—net of issuance cost of $3,021,966	—	—	6,000,000	6,000	37,075,034	—	—	37,081,034
Issuance of common stock upon conversion of convertible promissory notes and accrued interest at $5.25 and $6.28 per share	—	—	2,511,235	2,511	13,880,601	—	—	13,883,112
Issuance of common stock upon release of escrow funds	—	—	2,598,780	2,599	17,097,373	—	—	17,099,972
Issuance of common stock upon cashless exercise of warrants	—	—	194,474	194	218	—	—	412
Issuance of common stock to collaborator in lieu of milestone payment	—	—	531,914	532	3,499,468	—	—	3,500,000
Issuance of common stock upon exercise of overallotment by underwriters net of issuance cost of $17,291	—	—	604,492	605	3,959,662	—	—	3,960,267
Issuance of common stock upon exercise of stock options	—	—	118,878	119	89,066	—	—	89,185
Issuance of common stock upon private placement transaction, net of issuance cost of $468,964			10,500,000	10,500	23,806,591			23,817,091
Issuance of warrants in conjunction with private placement transaction					5,323,944			5,323,944
Net change of early exercise of stock options and liability	—	—	24,410	24	(5,336)	—	—	(5,312)
Reclass of warrant and derivative liability to equity in conjunction with conversion of convertible promissory notes into common stock	—	—	—	—	4,473,491	—	—	4,473,491
Stock-based compensation expense related to consultant options	—	—	—	—	8,399	—	—	8,399
Stock-based compensation expense related to employee options	—	—	—	—	344,467	—	—	344,467
Change in other comprehensive loss—unrealized gain on investments and foreign currency translation	—	—	—	—	—	161,987	—	161,987
Net loss	—	—	—	—	—	—	(27,373,695)	(27,373,695)

Comprehensive loss	—	—	—	—	—	—	—	(27,211,708)

BALANCE—September 30, 2010	—	—	32,796,690	$32,796	$162,494,362	$161,987	$(92,603,647)	$70,085,498
See accompanying notes to financial statements.

ANTHERA PHARMACEUTICALS, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

			September 9, 2004
			(Date of Inception)
	Nine Months Ended September 30,		to September 30,
	2010	2009	2010
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(27,373,695)	$(10,725,828)	$(92,603,647)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	12,453	14,599	84,780
Amortization of discount on short-term investments	—	—	(130,248)
Realized loss on short-term investments	—	1,160	8,682
Realized gain from disposal of property and equipment	—	—	(214)
Stock-based compensation expense—employees	344,467	203,215	821,346
Stock-based compensation expense—consultants	8,399	2,889	166,344
Issuance of common stock for consulting service	—	—	41,366
Issuance of common and preferred stock for service and license fee	3,500,000	—	5,750,000
Issuance of common and preferred stock in lieu of interest payment	173,194	—	640,493
Beneficial conversion feature	—	—	4,308,544
Amortization of debt issuance cost and discount on convertible promissory notes	768,948	39,266	985,314
Mark to market adjustment on warrant and derivative liability	3,796,491	—	3,795,776
Changes in assets and liabilities:
Prepaid expenses and other assets	(1,793,658)	29,812	(1,813,484)
Accounts payable	1,413,408	125,931	2,798,084
Accrued clinical study	402,883	109,007	967,917
Accrued liabilities	(248,095)	348,720	174,179
Accrued payroll and related costs	420,685	29,020	573,920
License fee payable	—	(500,000)	—

Net cash used in operating activities	(18,574,520)	(10,322,209)	(73,430,848)

INVESTING ACTIVITIES:
Property and equipment purchases	(21,572)	(3,853)	(107,079)
Proceeds from disposal of property and equipment	—	—	400
Purchase of short-term investments	(22,458,692)	—	(37,259,256)
Proceeds from sale of short-term investments	747,000	—	15,669,132

Net cash provided by (used in) investing activities	(21,733,264)	(3,853)	(21,696,803)

FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes	—	10,000,000	26,560,000
Payment of debt issuance cost	(210,282)	—	(307,599)
Net proceeds from issuance of preferred stock	—	—	32,210,278
Payment of financing cost for initial public offering and private offering	(2,949,473)	—	(3,223,357)
Proceeds from issuance of common stock	90,788,900	—	90,789,015
Proceeds from exercise of stock options	89,185	15,213	313,244

Net cash provided by financing activities	87,718,330	10,015,213	146,341,581

Effect of exchange rate changes on cash and cash equivalents	(5,210)	—	(5,210)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	47,405,336	(310,849)	51,208,720
CASH AND CASH EQUIVALENTS—Beginning of period	3,803,384	7,895,113	—

CASH AND CASH EQUIVALENTS—End of period	$51,208,720	$7,584,264	$51,208,720

SUPPLEMENTAL CASH DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$—	$—	$15,229

Taxes paid	$18,972	$2,299	$48,559

NONCASH INVESTMENT AND FINANCING ACTIVITIES:
Conversion of convertible promissory notes and accrued interest into common stock, Series A-2 convertible preferred stock and Series B-2 convertible preferred stock	$13,883,112	$—	$27,200,493

Beneficial conversion feature	$—	$—	$4,308,544

Unamortized debt discount charged to equity in conjunction with conversion of promissory notes into common stock	$185,883	$—	$185,833

Reclassification of warrant and derivative liabilities to additional paid-in capital	$406,130	$—	$406,130

Reclass of issuance costs charged to equity	$3,508,221	$—	$3,508,221

Accrued and deferred financing costs	$284,864	$837,536	$284,864

See accompanying notes to condensed financial statements.

ANTHERA PHARMACEUTICALS, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
1. ORGANIZATION AND DESCRIPTION OF BUSINESS
     Anthera Pharmaceuticals, Inc. (the “Company” or “Anthera”) was incorporated on September 9, 2004 in the state of Delaware. During 2006, the Company opened its headquarters in San Mateo, California, and subsequently moved to Hayward, California. Anthera is a biopharmaceutical company focused on developing and commercializing therapeutics to treat serious diseases associated with inflammation, including cardiovascular and autoimmune diseases. Two of the Company’s primary product candidates, varespladib and A-001, are inhibitors of the family of human enzymes known as secretory phospholipase A2, or sPLA2. The Company’s other primary product candidate, A-623, targets elevated levels of B-cell activating factor, or BAFF. The Company’s activities since inception have consisted principally of acquiring product and technology rights, raising capital, and performing research and development. Accordingly, the Company is considered to be in the development stage as of September 30, 2010, as defined by the Financial Accounting Standard Board (“FASB”) Accounting Standard Codification (“ASC”) 915. Successful completion of the Company’s development programs and, ultimately, the attainment of profitable operations are dependent on future events, including, among other things, its ability to access potential markets; secure financing; develop a customer base; attract, retain and motivate qualified personnel; and develop strategic alliances. Although management believes that the Company will be able to successfully fund its operations, there can be no assurance that the Company will be able to do so or that the Company will ever operate profitably.
     From September 9, 2004 (Date of Inception) through September 30, 2010, the Company accumulated a deficit of $92.6 million. The Company expects to continue to incur substantial losses over the next several years during its development phase. To fully execute its business plan, the Company will need to complete certain research and development activities and clinical studies. Further, the Company’s product candidates will require regulatory approval prior to commercialization. These activities may span many years and require substantial expenditures to complete and may ultimately be unsuccessful. Any delays in completing these activities could adversely impact the Company. The Company plans to meet its capital requirements primarily through issuances of equity securities and, in the longer term, revenue from product sales.
     On February 26, 2010, the Company’s Registration Statement on Form S-1 was declared effective for its initial public offering (“IPO”), pursuant to which the Company sold 6,000,000 shares of its common stock at a public offering price of $7.00 per share. The Company received net proceeds of approximately $37.1 million from this transaction. Concurrent with the closing of the IPO, the Company received an aggregate of $17.1 million from the issuance of 2,598,780 shares of its common stock to certain of its investors pursuant to a common stock purchase agreement.
     On April 6, 2010, the Company sold 604,492 shares of common stock pursuant to the exercise of the underwriters’ over-allotment option in connection with the Company’s IPO and received net proceeds of approximately $4.0 million.
     On September 24, 2010, the Company closed a private placement transaction with certain accredited investors pursuant to which the Company sold an aggregate of 10,500,000 units at a purchase price of $3.00 per unit, with each unit consisting of one share of common stock and a warrant to purchase an additional 0.40 shares of common stock. Each warrant is exercisable in whole or in part at any time until September 24, 2015 at a per share exercise price of $3.30, subject to certain adjustments as specified in the warrant. The Company received net proceeds of approximately $29.1 million.
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
3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     Unaudited Interim Financial Information
     The accompanying interim condensed balance sheet as of September 30, 2010, the condensed statement of operations and cash flows for the nine months ended September 30, 2009 and 2010, and for the cumulative period from September 9, 2004 (date of inception) to September 30, 2010 and the statements of stockholders’ equity (deficit) and comprehensive loss for the nine months ended September 30, 2010 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the audited financial statements. In the opinion of management, the unaudited interim financial statements include all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position at September 30, 2010 and the Company’s results of operations, cash flows and stockholders’ equity (deficit) for the nine months ended September 30, 2009 and 2010 and for the cumulative period from September 9, 2004 (date of inception) to September 30, 2010. The results for the nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for the year ending December 31, 2010 or for any future period.
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
     Cash and Cash Equivalents
     The Company considers all highly liquid instruments purchased at date of purchase with an original maturity or remaining maturities of three months or less from the date of purchase to be cash equivalents.
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

     Property and Equipment—Net
     Property and equipment are stated at cost, less accumulated depreciation. Depreciation is computed over the estimated useful lives of the respective assets, which range from three to four years, using the straight-line method. Repairs and maintenance costs are expensed as incurred. Leasehold improvements are stated at cost and amortized using the straight-line method over the term of the lease or five years, whichever is shorter.
     Deferred Financing Cost
     Deferred financing costs included costs directly attributable to the Company’s offering of its equity securities. In accordance with FASB ASC 340-10, Other Assets and Deferred Costs, these costs are deferred and capitalized as part of other assets. Costs attributable to the equity offerings are charged against the proceeds of the offering once completed.
     Long-Lived Assets
     The Company’s long-lived assets and other assets are reviewed for impairment in accordance with the guidance of the FASB ASC 360-10, Property, Plant, and Equipment, whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Through September 30, 2010, the Company had not experienced impairment losses on its long-lived assets.
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

     The following table summarizes the Company’s calculation of net loss per common share (unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net loss per share
Numerator
Net loss	$(8,333,540)	$(3,604,412)	$(27,373,695)	$(10,725,828)
Denominator Weighted-average common shares outstanding	23,009,288	1,625,884	19,619,670	1,619,650
Less: Weighted-average shares subject to repurchase	(45,009)	(105,009)	(52,612)	(121,542)

Denominator for basic and diluted net loss per share	22,964,279	1,520,875	19,567,058	1,498,108

Basic and diluted net loss per share	$(0.36)	$(2.37)	$(1.40)	$(7.16)

     The following table shows weighted-average historical dilutive common share equivalents outstanding, which are not included in the above historical calculation, as the effect of their inclusion is anti-dilutive during each period (unaudited).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Options to purchase common stock	965,977	526,797	749,613	526,102
Common stock subject to repurchase	45,009	105,009	52,612	121,542
Warrants to purchase common stock	676,701	194,474	464,828	194,474
Convertible preferred stock	—	8,146,308	—	8,146,308
Restricted stock units	273,652	—	93,220	—

Total	1,961,339	8,972,588	1,360,273	8,988,426

5. CASH EQUIVALENTS AND INVESTMENTS
     The Company’s cash equivalents and short-term investments as of September 30, 2010 are as follows (unaudited):

		Gross
	Amortized	Unrealized
	Cost	Gain/(Losses)	Fair Value
Cash	$625,961	$—	$625,961
Money market funds	50,582,760	—	50,582,760
Certificates of deposit	12,851,000	(11,276)	12,839,724
Corporate bonds	9,074,163	(34,998)	9,039,165

Total	$73,133,884	$(46,274)	$73,087,610

Less amounts classified as cash and cash equivalents	(51,208,720)	—	(51,208,720)

Total	$21,925,164	$(46,274)	$21,878,890

     The contractual maturities of investments are less than one year at September 30, 2010. There were no realized gains or losses recorded for the three and nine months ended September 30, 2010, and immaterial realized losses recorded for the nine months ended September 30, 2009.
6. FAIR VALUE
     As of September 30, 2010, the Company held $21.9 million in short-term investments, which consisted of certificates of deposit and FDIC insured corporate bonds. These securities were classified as short-term based on their maturity terms being less than one year. Individual securities with a fair value below the cost basis at September 30, 2010 were evaluated to determine if they were other-than-temporarily impaired.

     The following table presents the Company’s fair value hierarchy for its financial assets measured at fair value on a recurring basis as of September 30, 2010 (unaudited):

	Estimated
	Fair Value	Level 1	Level 2	Level 3
Cash	$625,961	$625,961	$—	$—
Money market funds	50,582,760	50,582,760	—	—
Certificates of deposit	12,839,724	12,839,724	—	—
Corporate bonds	9,039,165	9,039,165	—	—

Total Investments	$73,087,610	$73,087,610	$—	$—

     The Company did not have any financial liabilities, non-financial assets or non-financial liabilities that were required to be measured at fair value as of September 30, 2010.
7. PROPERTY AND EQUIPMENT
     At September, 2010, property and equipment consist of the following (unaudited):

Computers and software	$77,319
Office equipment and furniture	16,730
Leasehold Improvements	10,802

Total property and equipment	104,851
Less accumulated depreciation	(82,738)

Property and equipment, net	$22,113

     Depreciation expense for the three and nine months ended September 30, 2010 and 2009, and for the period from September 9, 2004 (Date of Inception) to September 30, 2010, were $5,244, $12,453, $5,054, $14,599 and $84,780, respectively.
8. DEFERRED FINANCING COST
     At December 31, 2009, the Company capitalized and deferred $1,922,183 of financing cost attributable to the Company’s anticipated initial public offering, which were charged against the proceeds upon the closing of the Company’s initial public offering in March 2010.
9. COMMITMENTS AND CONTINGENCIES
     In July 2006, the Company entered into a license agreement with Shionogi & Co., Ltd. and Eli Lilly and Company, or Eli Lilly, to develop and commercialize certain sPLA2 inhibitors for the treatment of inflammatory diseases. The agreement granted the Company commercialization rights to Shionogi & Co., Ltd.’s and Eli Lilly’s sPLA2 inhibitors, including varespladib and A-001. Under the terms of the agreement, the Company’s license is worldwide, with the exception of Japan where Shionogi & Co., Ltd. has retained rights. Pursuant to this license agreement, the Company paid Shionogi & Co., Ltd. and Eli Lilly a one-time license initiation fee of $250,000 in the aggregate. Additionally, in consideration for the licensed technology, the Company issued an aggregate of 257,744 shares of Series A-2 convertible preferred stock at $5.14 per share and an aggregate of 127,297 shares of Series B-1 convertible preferred stock at $7.28 per share with a total aggregate value of $2.3 million to Shionogi & Co., Ltd. and Eli Lilly. As there is no future alternative use for the technology and in accordance with the guidance of the Research and Development topic of the FASB ASC, the Company recorded the initiation and license fees in research and development expenses during the year ended December 31, 2006. There was no outstanding obligation pursuant to the license agreement in the periods ended December 31, 2009 and September 30, 2010. The Company is obligated to make additional milestone payments upon the achievement of certain development, regulatory and commercial objectives, which includes a $1.5 million milestone payment to each party upon the start of a Phase 3 clinical study. The Company amended the milestone payment terms in 2009 with each of Eli Lilly and Shionogi & Co., Ltd. to no later than 12 months from the enrollment of the first patient in a Phase 3 clinical study for varespladib. In consideration for the extension, the milestone payments increased to $1.75 million to each party.
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
     On December 18, 2007, the Company entered into with Amgen, Inc. (“Amgen”), a worldwide, exclusive license agreement, or the Amgen Agreement, to develop and commercialize A-623 for the treatment of systemic lupus erythematosus (“lupus”). Under the terms of the Amgen Agreement, the Company was required to pay a nonrefundable, upfront license fee of $6.0 million, payable in two installments with the first installment due within 90 days from the effective date of the Amgen Agreement and the second installment due on the earlier of (i) termination of the Amgen Agreement by the Company or (ii) February 1, 2009. As there is no future alternative use for the technology, the Company expensed the license fee in research and development expenses during the year ended December 31, 2007.
     Under the terms of the Amgen Agreement, the Company is obligated to make additional milestone payments to Amgen of up to $33.0 million upon the achievement of certain development and regulatory milestones. The Company is also obligated to pay tiered royalties on future net sales of products, ranging from the high single digits to the low double digits, that are developed and approved as defined by this collaboration. The Company’s royalty obligations as to a particular licensed product will be payable, on a country-by-country and licensed product-by-licensed product basis, for the longer of (a) the date of expiration of the last to expire valid claim within the licensed patents that covers the manufacture, use or sale, offer to sell, or import of such licensed product by the Company or a sublicense in such country or (b) 10 years after the first commercial sale of the applicable licensed product in the applicable country. There were no outstanding obligations due to Amgen as of September 30, 2010 and December 31, 2009.
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

11. STOCKHOLDERS’ EQUITY
Preferred Stock
     In connection with the completion of the Company’s IPO on March 4, 2010, all of the Company’s shares of preferred stock outstanding at the time of the offering were converted into 8,146,308 shares of common stock. As of September 30, 2010, no liquidation preference remained. Liquidation preference as of December 31, 2009 was $52.6 million.
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
     At September 30, 2010, the Company had reserved the following shares for future issuance (unaudited):

Warrants for purchase of common stock	4,557,136
Common stock options outstanding	1,307,066
Restricted stock units outstanding	333,000
Common stock options available for future grant under stock option plan	24,314

Total	6,221,516

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
     In connection with the issuance of the 2009 notes discussed in Note 10, the Company issued warrants to each note holder to purchase shares of its equity securities. Each 2009 warrant is exercisable for the security into which each 2009 note is converted, at the price at which that security is sold to other investors. Depending on when the 2009 notes are converted, each 2009 warrant may be exercisable for a number of shares equal to the quotient obtained by dividing (x) (i) 25% of the principal amount of the accompanying 2009 notes, in the event the conversion occurs prior to April 1, 2010, or (ii) 50% of the principal amount of the accompanying 2009 notes, in the event the conversion occurs on or after April 1, 2010, by (y) the purchase price of the securities into which the note is ultimately converted. The Company accounted for the 2009 warrants in accordance with FASB ASC 480, Distinguishing Liabilities from Equity, which requires that a financial instrument, other than outstanding shares, that, at inception, is indexed to an obligation to repurchase the issuer’s equity shares, regardless of the timing of the redemption feature, and may require the issuer to settle the obligation by transferring assets, be classified as liability through the completion of the Company’s IPO. The Company measured the fair value of the 2009 warrants using the Black-Scholes valuation model on issuance date and adjusted the fair value at the end of each reporting period based on the following assumptions:

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
     On September 24, 2010, the Company closed a private placement transaction with certain accredited investors pursuant to which the Company sold an aggregate of 10,500,000 units at a purchase price of $3.00 per unit, with each unit consisting of one share of common stock and a warrant to purchase an additional 0.40 shares of common stock. Each warrant is exercisable in whole or in part at any time until September 24, 2015 at a per share exercise price of $3.30, subject to certain adjustments as specified in the warrant. The Company valued the warrant using the Black-Scholes valuation model with the following assumptions: expected volatility of 64%, risk-free interest rate of 1.37% and expected term of five years. The fair value of the warrants was calculated to be $5,323,944 and recorded as issuance cost and an increase to additional paid-in capital. As of September 30, 2010, 4,200,000 warrants remain outstanding. Each of the warrants contains a net issuance feature, which allows the warrant holder to pay the exercise price of the warrant by forfeiting a portion of the exercised warrant shares with a value equal to the aggregate exercise.
Embedded Derivative
     The 2009 notes and the escrow notes discussed in Note 10 contained a contingent automatic redemption feature and a contingent put option that meet the definition of an embedded derivative as defined in the Derivatives and Hedging topic of FASB ASC 815 because these notes contain features with implicit or explicit terms that affect some or all of the cash flows or the value of other exchanges required by a contract in a manner similar to a derivative instrument. As a result, the Company evaluated these embedded derivative features under the guidance of FASB ASC 815 and determined that the embedded derivative features should be separated from the 2009 notes and escrow notes and recognized as derivative instruments. Pursuant to the guidance of FASB ASC 815, if a hybrid instrument contains more than one embedded derivative feature that would individually warrant separate accounting as a derivative instrument, those embedded derivative features shall be bundled together as a single, compound embedded derivative that shall then be bifurcated and accounted for separately from the host contract unless a fair value election is made. Since the Company may not make a fair value election, the contingent automatic redemption and the contingent put option should be bundled together as a single, compound embedded derivative and separated from the 2009 notes and escrow notes. The Company recognized the bundled embedded derivative as a derivative liability with initial and subsequent measurements at fair value and changes in fair value recorded in earnings. Upon conversion of the 2009 notes and escrow notes into shares of common stock at the completion of the Company’s IPO, the Company re-measured the fair value of the embedded derivative and recorded a charge of $2.5 million in non-operating expense during the nine months ended September 30, 2010.
12. STOCK OPTIONS
     Option Plan
     On February 1, 2010, the Company’s board of directors adopted the 2010 Stock Option and Incentive Plan (the “2010 Plan”) effective upon consummation of the IPO, which was also approved by the Company’s stockholders. The Company initially reserved 233,644 shares of common stock for issuance under the 2010 Plan, plus additional shares returned under the Company’s 2005 Equity Incentive Plan (the “2005 Plan”) as a result of the cancellation of options or the repurchase of shares issued pursuant to the 2005 Plan. On July 9, 2010, the Company’s shareholders approved an increase to the aggregate number of shares initially available for grant under the 2010 Plan by 200,000 shares to 433,644 shares of common stock. In addition, the 2010 Plan provides for annual increases in the number of shares available for issuance thereunder on the first day of each fiscal year, beginning with the 2011 fiscal year, equal to four percent (4%) of the outstanding shares of the Company’s common stock on the last day of the immediately preceding fiscal year. The maximum aggregate number of shares of stock that may be issued in the form of incentive stock options shall not exceed the lesser of (i) the number of shares reserved and available for issuance under the Plan or (ii) 1,460,280 shares of stock, subject in all cases to adjustment including reorganization, recapitalization, reclassification, stock dividend, stock split, reverse stock split or other similar changes in the Company’s capital stock. The 2010 Plan permits the granting of incentive and non-statutory stock options, restricted and unrestricted stock awards, restricted stock units, stock appreciation rights, performance share awards, cash-based awards and dividend equivalent rights to eligible employees, directors and consultants. The option exercise price of an option granted under the 2010 Plan may not be less than 100% of the fair market value of a share of the Company’s Common Stock on the date the stock option is granted. Options granted under the 2010 Equity Plan have a maximum term of 10 years and generally vest over four years. In addition, in the case of certain large stockholders, the minimum exercise price of incentive options must equal 110% of fair market value on the date of grant and the maximum term is limited to five years. The 2010 Plan does not allow the option holders to exercise their options prior to vesting.
     Early Exercise of Employee Options
     Stock options granted under the Company’s 2005 Plan provide employee option holders the right to elect to exercise unvested options in exchange for restricted common stock. Unvested shares, which amounted to 38,747 and 69,424 at September 30, 2010, and December 31, 2009, respectively, were subject to a repurchase right held by the Company at the original issuance price in the event the optionees’ employment is terminated either voluntarily or involuntarily. For exercises of employee options, this right lapses 25% on the first anniversary of the vesting start date and in 36 equal monthly amounts thereafter. These repurchase terms are considered to be a forfeiture provision and do not result in variable accounting. The shares purchased by the employees pursuant to the early exercise of stock options are not deemed to be outstanding until those shares vest. In addition, cash received from employees for exercise of unvested options is treated as a refundable deposit shown as a liability in the Company’s financial statements. For the nine months ended September 30, 2010, and the year ended December 31, 2009, cash received for early exercise of options totaled $24,714 and $6,615, respectively. As the shares vest, the shares and liability are released into common stock and additional paid-in capital.

The activity of unvested shares for the period ended September 30, 2010 as a result of early exercise of options granted to employees is as follows (unaudited):

		Weighted-
		Average
Unvested Shares	Shares	Grant Price
Balance as of December 31, 2009	69,424	$0.45
Early exercise of options	18,011	$1.37
Vested	(42,421)	$0.34
Repurchases	(6,267)	$0.26

Balance as of September 30, 2010	38,747	$1.11

The following table summarizes stock option activity for the nine months ended September 30, 2010 (unaudited):

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Life in Years	Value
Balance as of December 31, 2009	1,323,776	$0.92	7.94	$17,312,745
Options granted	112,000	$4.82
Options exercised	(118,878)	$0.75
Options cancelled	(9,832)	$1.50

Balance as of September 30, 2010	1,307,066	$1.27	6.85	$3,932,101

Ending Vested Stock Options as of September 30, 2010	1,012,144	$0.90	7.01	$3,374,209
Ending Vested and Expected to Vest Stock Options as of September 30, 2010	1,307,066	$1.27	6.85	$3,932,101
     Information about stock options outstanding, vested and expected to vest as of September 30, 2010 (unaudited), is as follows:

Outstanding, Vested and Expected to Vest			Options Vested
		Weighted-
		Average	Weighted-
		Remaining	Average
	Number of	Contractual Life	Exercise	Number of
Range of Exercise Price	Shares	(in Years)	Price	Shares
$0.14 — $0.14	4,672	5.55	$0.14	4,672
$0.26 — $0.26	567,161	6.40	$0.26	555,351
$1.34 — $1.34	266,352	7.41	$1.34	183,771
$1.51 — $1.51	345,199	8.40	$1.51	242,168
$4.19 — $7.70	123,682	3.48	$5.76	26,182

	1,307,066	6.85	$0.90	1,012,144

Restricted Stock Units
     During 2010, the Company granted restricted stock unit awards under its 2010 Plan representing an aggregate of 333,000 shares of common stock. The restricted stock units granted represent a right to receive shares of common stock at a future date determined in accordance with the participant’s award agreement. An exercise price and monetary payment are not required for receipt of restricted stock units or the shares issued in settlement of the award. Instead, consideration is furnished in the form of the participant’s services to the Company. Substantially all of the restricted stock units vest over four years. Compensation cost for these awards is based on the closing price of the Company’s common stock on the date of grant and recognized as compensation expense on a straight-line basis over the requisite service period. Compensation expense recognized was $176,933 for the three and nine months ended September 30, 2010. At September 30, 2010, the unrecognized compensation cost related to these awards was $1.54 million, which is expected to be recognized on a straight-line basis over 2.96 years.

2010 Employee Stock Purchase Plan
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
     Under the 2010 ESPP, eligible employees of the Company and certain designated subsidiaries of the Company may authorize the Company to deduct amounts from their compensation, which amounts are used to enable the employees to purchase shares of the Company’s common stock. The purchase price per share will be 85% of the fair market value of the common stock as of the first date or the ending date of the applicable semi-annual purchase period, whichever is less (the “Look-Back Provision”). The 15% discount and the Look-Back Provision make the 2010 ESPP compensatory under ASC 718-50-25-2, Compensation — Stock Compensation — Employee Share Purchase Plans — Recognition. The Black-Scholes option pricing model was used to value the employee stock purchase rights. For the nine months ended September 30, 2010 and the period from September 9, 2004 (Inception Date) through September 30, 2010, the following weighted-average assumptions were used in the valuation of the stock purchase rights:

			Period from
			September 9,
			2004 (Date of
	Three Months Ended	Nine Months Ended	Inception) to
	September 30,	September 30,	September 30,
	2010	2010	2010
Expected Volatility	67%	67%	67%
Dividend Yield	0%	0%	0%
Risk-Free Interest Rate	0.16%	0.16%	0.16%
Expected Term (years)	0.33	0.33	0.33
     The Company received $14,433 in contribution from participants during the three and nine months ended September 30, 2010. Compensation expense recognized for the three and nine months ended September 30, 2010 was $5,139. As of September 30, 2010, no shares have been issued and 100,000 shares were available for future purchase under the 2010 ESPP.
Stock-Based Compensation Expense
     Total employee stock-based compensation expense recognized under FASB ASC 718 was as follows (unaudited):

					Period from
					September 9,
					2004
					(Date of
	Three Months Ended				Inception)
	September 30,		Nine Months Ended September 30,		to September 30,
	2010	2009	2010	2009	2010
Research and development	$81,614	$26,096	$114,476	$83,712	$308,478
General and administrative	157,026	43,595	229,991	119,503	512,868

Total stock-based compensation	$238,640	$69,691	$344,467	$203,215	$821,346

     The grant date total fair value of employee options vested during the three and nine months ended September 30, 2010 and 2009, and for the period from September 9, 2004 (Date of Inception) to September 30, 2010, was $72,050, $145,294, $49,017, $316,453 and $729,628, respectively. Total intrinsic value of options exercised during the three and nine months ended September 30, 2010 and for the period from September 9, 2004 (Date of Inception) to September 30, 2010, was $50,380, $667,566 and $796,400, respectively. There were no options exercised during the three and nine months ended September 30, 2009.

     As of September 30, 2010 and December 31, 2009, total compensation cost related to unvested stock options not yet recognized was $629,035 and $456,288, respectively, which are expected to be allocated to expenses over a weighted-average period of 1.49 and 2.25 years, respectively.
     The assumptions used in the Black-Scholes option-pricing model for the three and nine months ended September 30, 2010 and 2009, and for the period from September 9, 2004 (Date of Inception) to September 30, 2010, are as follows (unaudited):

				Period from
				September 9,
				2004 (Date of
	Three Months Ended			Inception) to
	September 30,	Nine Months Ended September 30,		September 30,
	2010	2010	2009	2010
Expected Volatility	63%	69%	74%	79%
Dividend Yield	0%	0%	0%	0%
Risk-Free Interest Rate	1.59%	1.91%	2.10%	3.86%
Expected Term (years)	6.25	6.25	6.25	6.25
     The weighted-average grant date fair values of stock options granted during the three months ended September 30, 2010 and 2009, nine months ended September 30, 2010 and 2009, and for the period from September 9, 2004 (Date of Inception) to September 30, 2010, were $2.47, $0.59, $3.10, $1.01 and $0.57 per share, respectively.
     Nonemployee Stock-Based Compensation
     The Company accounts for stock options granted to nonemployees as required by the Equity Topic of the FASB ASC 718. In connection with stock options granted to consultants, the Company recorded $8,399, $2,899 and $166,344 for nonemployee stock-based compensation during the nine months ended September 30, 2010 and 2009, and for the period from September 9, 2004 (Date of Inception) to September 30, 2010, respectively. These amounts were based upon the fair value of the vested portion of the grants.
     The assumptions used in the Black-Scholes option-pricing model for the three and nine months ended September 30, 2010 and 2009, and for the period from September 9, 2004 (Date of Inception) to September 30, 2010, are as follows (unaudited):

					Period from
					September 9,
					2004 (Date of
					Inception) to
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30,
	2010	2009	2010	2009	2010
Expected Volatility	N/A	98%	98%	98%	98%
Dividend Yield	N/A	0%	0%	0%	0%
Risk-Free Interest Rate	N/A	3.32%	3.16%	3.13%	3.67%
Expected Term (years)	N/A	8.80	7.86	9.09	9.63
     Amounts expensed during the remaining vesting period will be determined based on the fair value at the time of vesting.
13. RELATED PARTY TRANSACTIONS
     For the three and nine months ended September 30, 2010, and the period from September 9, 2004 (Date of Inception) to September 30, 2010, the Company paid $330,428, $489,630 and $621,203, respectively, for clinical management services rendered by an outside organization where one of the founders is employed. There was no payment made to this organization for the three and nine months ended September 30, 2009.

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
     We have generated significant losses since inception. As of September 30, 2010, we had an accumulated deficit of approximately $92.6 million. We recognized net losses of $8.3 million and $27.4 million for the three and nine months ended September 30, 2010, compared to the same period in 2009 when we recognized net losses of $3.6 million and $10.7 million, respectively. These losses have resulted primarily from expense incurred in connection with research and development activities, consisting primarily of clinical trials, preclinical studies and manufacturing services associated with our current production candidates. We expect our net losses to increase as we continue to advance our clinical trials, expand our research and development efforts, and add personnel for our anticipated growth.
     On February 26, 2010, our Registration Statement on Form S-1 was declared effective by the SEC for our IPO, pursuant to which we sold 6,000,000 shares of our common stock at a public offering price of $7.00 per share. We received net proceeds of approximately $37.1 million from this transaction. Concurrent with the closing of the IPO, we received an aggregate of $17.1 million from the issuance of 2,598,780 shares of our common stock to certain of our investors pursuant to a common stock purchase agreement. On April 6, 2010, pursuant to the terms and conditions of the underwriting agreement, the underwriters of our IPO exercised their over-allotment option and purchased 604,492 shares of common stock at our public offering price of $7.00 per share, less the underwriting discount and commissions, resulting in gross proceeds of approximately $4.2 million.
     On September 24, 2010, the Company closed a private placement transaction with certain accredited investors pursuant to which the Company sold an aggregate of 10,500,000 units at a purchase price of $3.00 per unit, with each unit consisting of one share of common stock and a warrant to purchase an additional 0.40 shares of common stock. Each warrant is exercisable in whole or in part at any time until September 24, 2015 at a per share exercise price of $3.30, subject to certain adjustments as specified in the warrant. The Company received net proceeds of approximately $29.1 million.
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
     The following table shows our total research and development expenses for the three and nine months ended September 30, 2010 and 2009, and for the period from September 9, 2004 (Date of Inception) through September 30, 2010:

						For the Period
						September 9,
						2004 (Date of
						Inception)
	Three Months Ended September 30,		Nine Months Ended September 30,			to September 30,
	2010	2009	2010		2009	2010
Allocated costs:
A-001	$12,847	$26,760	$125,954		$148,220	$6,646,000
Varespladib	3,923,255	1,674,306	11,885,724	(1)	5,503,466	39,746,369
A-623	1,485,707	5,741	3,643,827		15,699	9,787,244	(2)
Unallocated costs	1,463,316	819,141	2,909,583		2,059,744	13,709,456

Total development	$6,885,125	$2,525,948	$18,565,088		$7,727,129	$69,889,069

(1)	Includes milestone payments of $3.5 million pursuant to amendments to the license agreements with each of Eli Lilly and Shionogi & Co. Ltd.

(2)	Includes a one-time license initiation fee of $6.0 million pursuant to a license agreement with Amgen.
     We expect our research and development expenses to increase significantly as we continue to develop our product candidates. We initiated the VISTA-16 study of varespladib in June 2010. Also in July 2010, we initiated the PEARL-SC study of A-623. PEARL-SC is a randomized, double-blind, placebo-controlled, Phase 2b clinical study that will enroll up to 600 patients in up to 70 centers worldwide. Patients will be randomized into three active treatment arms and one placebo treatment arm for a minimum of 24 weeks. The primary endpoint of the PEARL-SC study is clinical improvement at 24 weeks in the systemic lupus erythematosus (SLE) responder index, or SRI, a recently recognized FDA endpoint for demonstrating clinical efficacy. As previously announced, a blinded interim biomarker analysis will be conducted early in the study to establish the drug effect on B-cells and potentially remove any arm that is not demonstrating a biologic effect. We intend to fund our clinical studies with current proceeds and future offerings.
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
     While our significant accounting policies are more fully described in Note 3 of our financial statements, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating our reported financial results and affect the more significant judgments and estimates that we use in the preparation of our financial statements.
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
     Stock-Based Compensation
     Effective January 1, 2006, we adopted the provisions of FASB ASC 718, Compensation — Stock Compensation, using the modified prospective method. Compensation costs related to all equity instruments granted after January 1, 2006 are recognized at the grant-date fair value of the awards. Additionally, we are required to include an estimate of the number of awards that will be forfeited in calculating compensation costs, which are recognized over the requisite service period of the awards on a straight-line basis. We estimate the fair value of our share-based payment awards on the date of grant using an option-pricing model. We recognized employee stock-based compensation expense of $74,861 in 2007, $143,406 in 2008, $253,964 in 2009 and $344,467 for the nine months ended September 30, 2010, respectively. As of September 30, 2010, we had $2.2 million in total unrecognized compensation cost related to non-vested employee stock-based compensation arrangements. The intrinsic value of all outstanding vested and non-vested stock-based compensation arrangements, based on the closing price of $4.19 per share, is $3.9 million, based on 1,307,066 shares of outstanding options and 333,000 shares of unvested restricted stock units at September 30, 2010.
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

Results of Operations
     Comparison of the Three Months Ended September 30, 2010 and 2009
     Research and Development Expenses. Research and development expenses were $6.9 million for the three months ended September 30, 2010, compared with $2.5 million for the three months ended September 30, 2009. The $4.4 million increase in research and development expense was primarily attributable to CRO costs related to the launch of our Phase 3 clinical study of varespladib and Phase 2 clinical study of A-623 as well as increased headcount to support these clinical studies.
     General and Administrative Expenses. General and administrative expenses were $1.5 million for the three months ended September 30, 2010, compared with $0.9 million for the three months ended September 30, 2009. The $0.6 million increase was primarily attributable to increased headcount and professional services to support growth of the Company after its IPO.
     Interest and Other Income. Interest and other income was $61,606 for the three months ended September 30, 2010, compared with $0 for the three months ended September 30, 2009. The increase in interest and other income was due to higher cash and investment balances in the current year due to proceeds received from the IPO and the September private placement offering as compared to the prior year.
     Interest and Other Expense. Interest and other expense was $0 for the three months ended September 30, 2010, compared with $193,556 for the three months ended September 30, 2009. Interest and other expense recorded during the three months ended September 30, 2009 consisted of interest accrued on outstanding license fees.
     Comparison of the Nine Months Ended September 30, 2010 and 2009
     Research and Development Expenses. Research and development expenses were $18.6 million for the nine months ended September 30, 2010, compared with $7.7 million for the nine months ended September 30, 2009. The $10.9 million increase in our research and development expenses was primarily attributable to the recognition of a $3.5 million non-cash charge related to milestone payments recorded in connection with the initiation of our Phase 3 clinical study of varespladib, which was paid through the issuance of 531,914 shares of common stock; and increased CRO and manufacturing cost related to the launch of our Phase 3 clinical study of varespladib and Phase 2 clinical study of A-623, as well as increased headcount to support these clinical studies.
     General and Administrative Expenses. General and administrative expenses were $4.2 million for the nine months ended September 30, 2010, compared with $2.7 million for the nine months ended September 30, 2009. The $1.5 million increase was primarily attributable to increased headcount and professional services incurred in connection with our financial audit and other costs associated with operating as a public company.
     Interest and Other Income. Interest and other income was $76,562 for the nine months ended September 30, 2010, compared with $21,559 for the nine months ended September 30, 2009. The increase in interest and other income was due to higher cash and investment balances in the current year due to proceeds received from the IPO and the September private placement offering as compared to the prior year.
     Interest and Other Expense. Interest and other expense was $4.6 million for the nine months ended September 30, 2010, compared with $0.3 million for the nine months ended September 30, 2009. Interest and other expense recorded during the nine months ended September 30, 2010 included a $4.5 million non-cash charge recorded as part of interest and other expense related to the amortization of discounts on the Company’s convertible promissory notes and the mark-to-market adjustment relating to warrants and embedded derivative connected to the Company’s convertible promissory notes. Interest and other expense recorded during the comparable period in 2009 consisted of interest accrued on past due license fee obligations.
Liquidity and Capital Resources
     To date, we have funded our operations primarily through equity offerings, private placements of convertible debt and public financing. As of September 30, 2010, we had received net proceeds of approximately $119.7 million from the sale of equity securities, and net proceeds of approximately $26.3 million from the issuance of convertible promissory notes. As of September 30, 2010, we had cash, cash equivalents and short-term investments of approximately $73.1 million.

     Cash Flows
     Nine Months Ended September 30, 2010
     For the nine months ended September 30, 2010, we incurred a net loss of approximately $27.4 million.
     Net cash used in operating activities was approximately $18.6 million. The net loss is higher than cash used in operating activities by $8.8 million. The primary drivers for the difference are adjustments for non-cash charges such as stock-based compensation of approximately $352,866, amortization of note discount and debt issuance cost of approximately $769,000, issuance of $3.5 million worth of common stock in lieu of cash milestone payments due to Eli Lilly and Shionogi & Co., Ltd., the conversion of approximately $300,000 of accrued interest into shares of common stock upon conversion of certain convertible promissory notes, mark to market adjustments relating to warrant and derivative liability of $3.8 million, and increase in operating assets and liabilities of approximately $195,000.
     Net cash used by investing activities was $21.7 million and was primarily driven by the purchase of short-term investments during the period.
     Net cash provided by financing activities was approximately $87.7 million and consisted of proceeds of $61.2 million received from the issuance of common stock at our IPO, the exercise of the overallotment option by our underwriters in connection with our IPO, the release of funds held in an escrow account concurrent with the closing of our IPO, and proceeds of $29.6 million received from the issuance of common stock and warrants in connection with the private placement offering, offset by approximately $2.9 million of issuance cost paid during the period.
     Nine Months Ended September 30, 2009
     For the nine months ended September 30, 2009, we incurred a net loss of approximately $10.7 million.
     Net cash used in operating activities was approximately $10.3 million. The net loss is higher than cash used in operating activities by $0.4 million The primary drivers for the difference are adjustments for non-cash charges such as depreciation and amortization of approximately $15,000, stock-based compensation of $206,000 due to increased headcount and corresponding equity grants made to new and existing employees, and increase in current liabilities of approximately $613,000 due to increased expense relating to our Phase 2 clinical study activity and a decrease in license fee payable by $500,000, partially offset by decrease in current assets of approximately $30,000.
     Net cash provided by financing activities was approximately $10 million and consisted of proceeds received from the issuance of convertible promissory notes.
Contractual Obligations and Commitments
     The following table summarizes our long-term contractual obligations and commitments as of September 30, 2010:

	Payments Due by Period
		Less than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years
Operating lease obligations (1)	$40,536	$34,296	$6,240	$—	$—

(1)	Operating lease obligations reflect our obligation to make payments in connection with a sublease that commenced in October 2008 and will expire on January 31, 2011 for approximately 7,800 square feet of office space and office equipment leases that commenced in October 2007 and will expire in June 2013.
     The above amounts exclude potential payments to be made under our license agreements to our licensors that are based on the progress of our product candidates in development, as these payments are not determinable. Under our license agreement with Eli Lilly and Shionogi & Co., Ltd. to develop and commercialize certain sPLA2 inhibitors, we are obligated to make additional milestone payments upon the achievement of certain development, regulatory and commercial objectives. We are also obligated to pay royalties on future net sales of products that are developed and approved as defined by this collaboration. Our obligation to pay royalties with respect to each licensed product in each country will expire upon the later of (a) 10 years following the date of the first commercial sale of such licensed product in such country and (b) the first date on which generic version(s) of the applicable licensed product achieve a total market share, in the aggregate, of 25% or more of the total unit sales of wholesalers to pharmacies of licensed product and all generic versions combined in the applicable country.
     Also excluded from the table above are potential milestone payments on the development of A-623. Under our license agreement with Amgen to develop and commercialize A-623, we are obligated to make additional milestone payments upon the achievement of certain development, regulatory and commercial objectives. We are also obligated to pay royalties on future net sales of products that are developed and approved as defined by this collaboration. Our royalty obligations as to a particular licensed product will be payable, on a country-by-country and licensed product-by-licensed product basis, for the longer of (a) the date of expiration of the last to expire valid claim within the licensed patents that covers the manufacture, use or sale, offer to sell, or import of such licensed product by us or a sublicensee in such country or (b) 10 years after the first commercial sale of the applicable licensed product in the applicable country.
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
     We expect the proceeds from our IPO and recent private placement offering, together with our existing resources, to be sufficient to fund our planned operations, including our continued product candidate development, for at least the next 12 months. However, we may require significant additional funds earlier than we currently expect to conduct additional or extended clinical studies and seek regulatory approval of our product candidates. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical studies.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
     As of September 30, 2010, our investment portfolio consists of certificate of deposits, money market funds, FDIC insured corporate bonds, and fixed income securities. The primary objectives of our investment are to preserve capital and maintain liquidity. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, based on our investment portfolio we do not believe we are subject to any material market risk exposure. We do not have any other material derivative financial instruments.
ITEM 4T. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     Our management, with the participation of our chief executive and financial officers, evaluated the effectiveness of our disclosures controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2010, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting during the quarter ended September 30, 2010 identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
     We are a development stage company with only six years of operating history. We have focused primarily on developing our three product candidates, varespladib, A-623 and varespladib sodium (A-001). We have financed our operations exclusively through equity offerings and private placements of convertible debt and we have incurred losses in each year since our inception in September 2004. Our net losses were approximately $15,000 in 2004, $540,000 in 2005, $8.7 million in 2006, $25.7 million in 2007, $18.1 million in 2008, $12.2 million in 2009 and $27.4 million for the nine months ended September 30, 2010. As of September 30, 2010, we had an accumulated deficit of approximately $92.6 million. Substantially all of our losses resulted from costs incurred in connection with our product development programs and from general and administrative costs associated with our operations.
     We expect to incur additional losses over the next several years, and these losses may increase if we cannot generate revenues. These losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect our development expenses, as well as our clinical product manufacturing expenses, to increase in connection with our pivotal Phase 3 clinical study named VISTA-16 for varespladib, our Phase 2b clinical study named PEARL-SC for A-623, and other clinical studies related to the development of A-623. In addition, we will incur additional costs of operating as a public company and, if we obtain regulatory approval for any of our product candidates, we may incur significant sales, marketing, in-licensing and outsourced manufacturing expenses as well as continued product development expenses. As a result, we expect to continue to incur significant and increasing losses for the foreseeable future.
     We have never generated any revenue and may never be profitable.
     Our ability to generate revenue and achieve profitability depends on our ability, alone or with collaborators, to successfully complete the development of our product candidates, conduct preclinical tests in animals and clinical studies in human beings, obtain the necessary regulatory approvals for our product candidates and commercialize any approved products. We have not generated any revenue from our development-stage product candidates, and we do not know when, or if, we will generate any revenue. The commercial success of our development-stage product candidates will depend on a number of factors, including, but not limited to, our ability to:
•	obtain favorable results for and advance the development of our lead product candidate, varespladib, for the treatment of acute coronary syndrome, including successfully launching and completing the VISTA-16 study;

•	obtain favorable results for and advance the development of our product candidate A-623, for the treatment of B-cell mediated autoimmune diseases, including successfully launching and completing a Phase 2b clinical study in patients with systemic lupus erythematosus, or lupus, or other indications related to the development of A-623;

•	obtain favorable results for and advance the development of our product candidate A-001, for the prevention of acute chest syndrome associated with sickle cell disease, including completing a multi-center Phase 2 clinical study;

•	successfully execute our planned preclinical studies in animals and clinical studies in human beings for our other product candidates;

•	obtain regulatory approval for varespladib, A-623, A-001 and our other product candidates;

•	if regulatory approvals are obtained, begin the commercial manufacturing of our product candidates with our third-party manufacturers;

•	launch commercial sales and effectively market our product candidates, either independently or in strategic collaborations with third parties; and

•	achieve broad market acceptance of our product candidates in the medical community and with third-party payors.
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
     We will need to raise substantial additional capital to fund our operations and to develop our product candidates. Our future capital requirements could be substantial and will depend on many factors including:
•	the rate of progress of our Phase 3 clinical study named VISTA-16 study for varespladib and our Phase 2b clinical study named PEARL-SC for A-623;

•	the scope, size, rate of progress, results and costs of our preclinical studies, clinical studies and other development activities for one or more of our other product candidates;

•	manufacturing campaign of A-623 clinical matters, including formulation development and enhancement;

•	non-clinical activities that we may pursue parallel to clinical trials for each clinical compound;

•	the cost, timing and outcomes of regulatory proceedings;

•	payments received under any strategic collaborations;

•	the filing, prosecution and enforcement of patent claims;

•	the costs associated with commercializing our product candidates if they receive regulatory approval, including the cost and timing of developing sales and marketing capabilities, or entering into strategic collaboration with others relating to the commercialization of our product candidates; and

•	revenues received from approved products, if any, in the future.
     As of the date of this report, we anticipate that our existing cash, cash equivalents and short-term investments will enable us to maintain our currently planned operations through at least the next 12 months. Changing circumstances may cause us to consume capital significantly faster than we currently anticipate. Additional financing may not be available when we need it or may not be available on terms that are favorable to us. If adequate funds are not available to us on a timely basis, or at all, we may be required to:
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
The timing of the milestone and royalty payments we are required to make to each of Eli Lilly and Company, Shionogi & Co., Ltd. and Amgen, Inc. is uncertain and could adversely affect our cash flows and results of operations.
     In July 2006, we entered into a license agreement with Eli Lilly and Company, or Eli Lilly, and Shionogi & Co., Ltd. to develop and commercialize certain secretory phospholipase A2, or sPLA2, inhibitors for the treatment of cardiovascular disease and other diseases. Pursuant to our license agreement with them, we have an obligation to pay to each of Eli Lilly and Shionogi & Co., Ltd. significant milestone and royalty payments based upon how we develop and commercialize certain sPLA2 inhibitors, including varespladib and A-001, and our achievement of certain significant corporate, clinical and financial events. For varespladib, we are required to pay up to $32.0 million upon achievement of certain approval and post-approval sales milestones. For A-001, we are required to pay up to $3.0 million upon achievement of certain clinical development milestones and up to $25.0 million upon achievement of certain approval and post-approval sales milestones. For other product formulations that we are not currently developing, we would be required to pay up to $2.0 million upon achievement of certain clinical development milestones and up to $35.5 million upon achievement of certain approval and post-approval sales milestones. In addition, in December 2007, we entered into a license agreement with Amgen Inc., or Amgen, pursuant to which we obtained an exclusive worldwide license to certain technology and compounds relating to A-623. Pursuant to our license agreement with Amgen, we are required to make various milestone payments upon our achievement of certain development, regulatory and commercial objectives for any A-623 formulation. We are required to pay up to $10.0 million upon achievement of certain pre-approval clinical development milestones and up to $23.0 million upon achievement of certain post-approval milestones. We are also required to make tiered quarterly royalty payments on net sales, which increase as a percentage from the high single digits to the low double digits as net sales increase. The timing of our achievement of these events and corresponding milestone payments becoming due to Eli Lilly, Shionogi & Co., Ltd. and Amgen is subject to factors relating to the clinical and regulatory development and commercialization of certain sPLA2 inhibitors or A-623, as applicable, many of which are beyond our control. We may become obligated to make a milestone payment during a period in which we do not have the cash on hand to make such payment, which could require us to delay our clinical studies, curtail our operations, scale back our commercialization and marketing efforts or seek funds to meet these obligations at terms unfavorable to us.
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
     To date, we have not marketed, distributed or sold any product candidates. The success of our business depends primarily upon our ability to develop and commercialize our three primary product candidates successfully. Our lead product candidate is varespladib, which has completed its Phase 2 clinical studies and for which we have received (i) an agreement from the U.S. Food and Drug Administration, or FDA, on a Special Protocol Assessment, or SPA, for the VISTA-16 Phase 3 study protocol, and (ii) scientific advice from the European Medicines Agency on our European development strategy for varespladib. We initiated the VISTA-16 study for varespladib in June 2010.
     Our next product candidate is A-623, which has completed several Phase 1 clinical studies and recently began enrollment for our Phase 2b clinical study. In July 2010, we received clearance from the FDA to begin recruitment of lupus patients into the PEARL-SC Phase 2b clinical study.
     Our third product candidate, varespladib sodium (A-001), is an intravenously administered inhibitor of sPLA2. We have completed a Phase 2 clinical study for the prevention of acute chest syndrome associated with sickle cell disease. A pre-specified interim review of our Phase 2 clinical study results by a Data Safety Monitoring Board, or DSMB, indicate A-001, at a certain dose, reduced sPLA2 activity by more than 80% from baseline within 48 hours. Furthermore, the incidence of acute chest syndrome appeared to be related to the level of sPLA2 activity.
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
     Delays in the commencement or completion of clinical testing could significantly affect our product development costs. We do not know whether planned clinical studies will begin on time or be completed on schedule, if at all. The commencement and completion of clinical studies can be delayed for a number of reasons, including delays related to:
•	obtaining regulatory approval to commence a clinical study or complying with conditions imposed by a regulatory authority regarding the scope or design of a clinical study;

•	reaching agreement on acceptable terms with prospective clinical research organizations, or CROs, and study sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and study sites;

•	manufacturing, including manufacturing sufficient quantities of a product candidate or other materials for use in clinical studies;

•	obtaining institutional review board, or IRB, approval or the approval of other reviewing entities to conduct a clinical study at a prospective site;

•	recruiting and enrolling patients to participate in clinical studies for a variety of reasons, including size of patient population, nature of clinical study protocol, the availability of approved effective treatments for the relevant disease and competition from other clinical study programs for similar indications;

•	severe or unexpected drug-related adverse effects experienced by patients in a clinical study; and

•	retaining patients who have initiated a clinical study, but may withdraw due to treatment protocol, adverse effects from the therapy, lack of efficacy from the treatment, personal issues or who are lost to further follow-up.
     Clinical studies may also be delayed, suspended or terminated as a result of ambiguous or negative interim results, or results that are inconsistent with earlier results. For example, the independent committee that is conducting the data review may recommend that we stop our VISTA-16 study for varespladib if certain biomarkers of inflammation and lipid profiles fail to meet pre-specified reductions from a subset of the first 1,000 or more patients. In addition, a clinical study may be suspended or terminated by us, the FDA, the IRB or other reviewing entity overseeing the clinical study at issue, any of our clinical study sites with respect to that site, or other regulatory authorities due to a number of factors, including:
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
     Product development costs to us and our collaborators will increase if we have delays in testing or approval of our product candidates or if we need to perform more or larger clinical studies than planned. For example, we may need to increase our sample size for our VISTA-16 study for varespladib if the overall major adverse cardiovascular event, or MACE, rate is lower than expected. We typically rely on third-party clinical investigators at medical institutions and health care facilities to conduct our clinical studies and, as a result, we may face additional delaying factors outside our control.
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
Our agreement with the FDA on an SPA for our VISTA-16 study of varespladib for the potential treatment of acute coronary syndrome does not guarantee any particular outcome from regulatory review of the study or the product candidate.
     The FDA’s SPA process creates a written agreement between the sponsoring company and the FDA regarding clinical study design and other clinical study issues that can be used to support approval of a product candidate. The SPA is intended to provide assurance that if the agreed upon clinical study protocols are followed and the clinical study endpoints are achieved, the data may serve as the primary basis for an efficacy claim in support of an NDA. However, the SPA agreement is not a guarantee of an approval of a product or any permissible claims about the product. In particular, the SPA is not binding on the FDA if public health concerns unrecognized at the time of the SPA agreement is entered into become evident, other new scientific concerns regarding product safety or efficacy arise or if the sponsor company fails to comply with the agreed upon clinical study protocols. Although we have an agreement with the FDA on an SPA for our VISTA-16 clinical study of varespladib for the potential short-term (16-week) treatment of acute coronary syndrome, we do not know how the FDA will interpret the commitments under our agreed upon SPA, how it will interpret the data and results or whether it will approve our varespladib product candidate for the short-term (16-week) treatment of acute coronary syndrome. Regardless of our SPA agreement, we cannot guarantee any particular outcome from regulatory review of our VISTA-16 study.
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
     New federal legislation or regulatory requirements could affect the requirements for obtaining regulatory approvals of our product candidates or otherwise limit our ability to commercialize any approved products or subject our products to more rigorous post-approval requirements. For example, the FDA Amendments Act of 2007, or FDAAA, granted the FDA new authority to impose post-approval clinical study requirements, require safety-related changes to product labeling and require the adoption of risk management plans, referred to in the legislation as risk evaluation and mitigation strategies, or REMS. The REMS may include requirements for special labeling or medication guides for patients, special communication plans to health care professionals, and restrictions on distribution and use. Pursuant to the FDAAA, if the FDA makes the requisite findings, it might require that a new product be used only by physicians with specified specialized training, only in specified designated health care settings, or only in conjunction with special patient testing and monitoring. The legislation also included the following: requirements for providing the public information on ongoing clinical studies through a clinical study registry and for disclosing clinical study results to the public through such registry; renewed requirements for conducting clinical studies to generate information on the use of products in pediatric patients; and substantial new penalties, for example, for false or misleading consumer advertisements. Other proposals have been made to impose additional requirements on drug approvals, further expand post-approval requirements, and restrict sales and promotional activities. The new legislation, and the additional proposals if enacted, may make it more difficult or burdensome for us to obtain approval of our product candidates, any approvals we receive may be more restrictive or be subject to onerous post-approval requirements, our ability to successfully commercialize approved products may be hindered and our business may be harmed as a result.
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
Recently enacted and future legislation or regulatory reform of the health care system in the United States and foreign jurisdictions may affect our ability to sell our products profitably.
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
     Specifically, in both the United States and some foreign jurisdictions, there have been a number of legislative and regulatory proposals to change the health care system in ways that could affect our ability to sell our products profitably. In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively, the Health Care Reform Law, a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms.
     We will not know the full effects of the Health Care Reform Law until applicable federal and state agencies issue regulations or guidance under the new law. Although it is too early to determine the effect of the Health Care Reform Law, the new law appears likely to continue the pressure on pharmaceutical pricing, especially under the Medicare program, and also may increase our regulatory burdens and operating costs. We expect further federal and state proposals and health care reforms to continue to be proposed by legislators, which could limit the prices that can be charged for the products we develop and may limit our commercial opportunity.
     Also in the United States, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, also called the Medicare Modernization Act, or MMA, changed the way Medicare covers and pays for pharmaceutical products. The legislation expanded Medicare coverage for drug purchases by the elderly and introduced a new reimbursement methodology based on average sales prices for drugs. In addition, this legislation authorized Medicare Part D prescription drug plans to use formularies where they can limit the number of drugs that will be covered in any therapeutic class. As a result of this legislation and the expansion of federal coverage of drug products, we expect that there will be additional pressure to contain and reduce costs. These cost reduction initiatives and other provisions of this legislation could decrease the coverage and price that we receive for any approved products and could seriously harm our business. While the MMA applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own reimbursement rates, and any reduction in reimbursement that results from the MMA may result in a similar reduction in payments from private payors.
     The continuing efforts of government and other third-party payors to contain or reduce the costs of health care through various means may limit our commercial opportunity. It will be time-consuming and expensive for us to go through the process of seeking reimbursement from Medicare and private payors. Our products may not be considered cost-effective, and government and third-party private health insurance coverage and reimbursement may not be available to patients for any of our future products or sufficient to allow us to sell our products on a competitive and profitable basis. Our results of operations could be adversely affected by the MMA, the Health Care Reform Law, and additional prescription drug coverage legislation, by the possible effect of this legislation on amounts that private insurers will pay and by other health care reforms that may be enacted or adopted in the future. In addition, increasing emphasis on managed care in the United States will continue to put pressure on the pricing of pharmaceutical products. Cost control initiatives could decrease the price that we or any potential collaborators could receive for any of our future products and could adversely affect our profitability.
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
     Our product liability insurance coverage for our clinical studies may not be sufficient to reimburse us for all expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive, and, in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. If and when we obtain marketing approval for any of our product candidates, we intend to expand our insurance coverage to include the sale of commercial products; however, we may be unable to obtain this product liability insurance on commercially reasonable terms. On occasion, large judgments have been awarded in class action lawsuits based on drugs that had unanticipated adverse effects. A successful product liability claim or series of claims brought against us could cause our stock price to decline and, if judgments exceed our insurance coverage, could decrease our cash and adversely affect our business.

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
     We received a request from the FDA for additional information regarding the characterization and qualification of the manufactured vials of A-623 we intend to use in our PEARL-SC clinical study. In addition, the FDA has asked for a proposal to establish comparability of future manufactured A-623 to be included in clinical studies. Any inability to use A-623 in our inventory would require manufacture of additional A-623 for use in our clinical study and would result in additional expense and potential delay of our clinical development plans.
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
     We hold a total of four pending U.S. non-provisional patent applications, two pending U.S. provisional patent applications and two pending Patent Cooperation Treaty, or PCT, patent applications. Another PCT application has entered the national phase in the European Patent Office, the Eurasian Patent Organization and 17 other countries. We have also entered into exclusive license agreements for certain composition of matter, method of use and method of making patents and patent applications for certain of our development compounds. These license agreements encompass (i) 13 U.S. patents, one pending U.S. non-provisional patent application, five European, or EP, patents, one pending EP patent application, 20 non-EP foreign patents and four pending non-EP foreign patent applications relating to varespladib and A-001; (ii) more than 30 U.S. patents, one pending U.S. non-provisional patent application, six EP patents, one pending EP patent application, 13 issued non-EP foreign patents and one pending non-EP foreign patent application relating to other sPLA2 inhibiting compounds including A-003; and (iii) two U.S. patents, one pending U.S. non-provisional patent application, one EP patent, two pending EP patent applications, ten non-EP foreign patents and 14 non-EP foreign patent applications relating to A-623. Our commercial success will depend in part on our and our licensors’ ability to obtain additional patents and protect our existing patent positions, particularly those patents for which we have secured exclusive rights, as well as our ability to maintain adequate protection of other intellectual property for our technologies, product candidates and any future products in the United States and other countries. If we or our licensors do not adequately protect our intellectual property, competitors may be able to use our technologies and erode or negate any competitive advantage we may have, which could materially harm our business, negatively affect our position in the marketplace, limit our ability to commercialize our product candidates and delay or render impossible our achievement of profitability. The laws of some foreign countries do not protect our proprietary rights to the same extent as the laws of the United States, and we may encounter significant problems in protecting our proprietary rights in these countries.
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
     We have obtained exclusive, worldwide licenses, except for Japan, of the composition of matter, methods of making and methods of use for certain sPLA2 compounds from Eli Lilly and Shionogi & Co., Ltd. In addition, we are party to a license agreement with Amgen that provides for the exclusive and worldwide rights to develop and commercialize A-623, a novel BAFF inhibitor, as well as non-exclusive rights to certain technology relating to peptibody compositions and formulations. We may enter into additional licenses to third-party intellectual property in the future.
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
     The United States Drug Price Competition and Patent Term Restoration Act of 1984, more commonly known as the “Hatch-Waxman Act,” provides for an extension of patent term for drug compounds for a period of up to five years to compensate for time spent in the regulatory approval process. Assuming we gain a five-year patent term extension for each of our current product candidates in clinical development, and that we continue to have rights under our license agreements with respect to these product candidates, we would have exclusive rights to varespladib’s U.S. “new chemical entity” patent (the primary patent covering the compound as a new composition of matter) until 2019 and to A-623’s U.S. new chemical entity patent until 2027. In Europe, similar legislative enactments allow patent terms in the European Union to be extended for up to five years through the grant of a Supplementary Protection Certificate. Assuming we gain such a five-year extension for each of our current product candidates in clinical development, and that we continue to have rights under our license agreements with respect to these product candidates, we would have exclusive rights to varespladib’s European new chemical entity patents until 2020 and to A-623’s European new chemical entity patents until 2027. In addition, since varespladib has not been previously approved in the United States, varespladib could be eligible for up to five years of New Chemical Entity, or NCE, exclusivity from the FDA. NCE exclusivity would prevent the FDA from approving any generic competitor following NDA approval independent of the patent status of varespladib. Further, since A-623 has not been previously approved, A-623 could be eligible for 12 years of data exclusivity from the FDA. During the data exclusivity period, competitors are barred from relying on the innovator biologic’s safety and efficacy data to gain approval. Similarly, the European Union provides that companies who receive regulatory approval for a new small molecule compound or biologic will have a 10-year period of data exclusivity for that compound or biologic (with the possibility of a further one-year extension) in most EU countries, beginning on the date of such European regulatory approval, regardless of when the European new chemical entity patent covering such compound expires. A generic version of the approved drug may not be marketed or sold during such market exclusivity period. However, there is no assurance that we will receive the extensions of our patents or other exclusive rights available under the Hatch-Waxman Act or similar foreign legislation. If we fail to receive such Hatch-Waxman extensions or marketing exclusivity rights or if we receive extensions that are materially shorter than expected, our ability to prevent competitors from manufacturing, marketing and selling generic versions of our products will be materially harmed.

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
     The market price for our common stock has been, and is likely to continue to be, volatile. In addition, the market price of our common stock may fluctuate significantly in response to a number of factors, most of which we cannot predict or control, including:
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
     As of September 30, 2010, our executive officers, directors and greater than 5% stockholders, in the aggregate, own approximately 79% of our outstanding common stock. As a result, such persons, acting together, will have the ability to control our management and affairs and substantially all matters submitted to our stockholders for approval, including the election and removal of directors and approval of any significant transaction. These persons will also have the ability to control our management and business affairs. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.

Future sales of our common stock may cause our stock price to decline.
     As of September 30, 2010, there were 32,835,437 shares of our common stock outstanding. 1,897,728 of the 32,835,437 shares may be sold upon expiration of lock-up agreements on December 4, 2010 (subject in some cases to volume limitations). In addition, as of September 30, 2010, we had outstanding options to purchase 1,307,066 shares of common stock that, if exercised, will result in these additional shares becoming available for sale. A large portion of these shares and options are held by a small number of persons and investment funds. Sales by these stockholders or optionholders of a substantial number of shares could significantly reduce the market price of our common stock. Moreover, certain holders of shares of common stock will have rights, subject to some conditions, to require us to file registration statements covering the shares they currently hold, or to include these shares in registration statements that we may file for ourselves or other stockholders.
     We have registered all common stock that we may issue under our Amended and Restated 2010 Stock Option and Incentive Plan, or the 2010 Plan, and our Employee Stock Purchase Plan, or the ESPP. An aggregate of 433,644 shares of our common stock has been reserved for future issuance under the 2010 Plan, plus any shares reserved and unissued under our 2005 Equity Incentive Plan, and an aggregate of 100,000 shares has been reserved for future issuance under our ESPP. These shares can be freely sold in the public market upon issuance, subject to the lock-up agreements referred to above. If a large number of these shares are sold in the public market, the sales could reduce the trading price of our common stock.
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
     Being a public company increases our expenses and administrative burden.
     As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, our administrative staff will be required to perform additional tasks. For example, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, as well as rules subsequently implemented by the Securities and Exchange Commission, or SEC, and The NASDAQ Global Market, impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. We must also bear all of the internal and external costs of preparing and distributing periodic public reports in compliance with our obligations under the securities laws.
     In particular, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. Commencing in 2011, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our compliance with Section 404 will require that we incur substantial accounting expense and expend significant management time on compliance-related issues. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, our stock price could decline, and we could face sanctions, delisting or investigations by The NASDAQ Global Market, or other material adverse effects on our business, reputation, results of operations, financial condition or liquidity.
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
     Generally, a change of more than 50% in the ownership of a corporation’s stock, by value, over a three-year period constitutes an ownership change for U.S. federal income tax purposes. An ownership change may limit a company’s ability to use its net operating loss carryforwards attributable to the period prior to such change. We have not performed a detailed analysis to determine whether an ownership change under Section 382 of the Internal Revenue Code has occurred after each of our previous private placements of preferred stock and convertible debt, or our previous issuances of common stock, which if sufficient, taking into account prior or future shifts in our ownership over a three-year period, could cause us to undergo an ownership change. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards to offset U.S. federal taxable income may become subject to limitations, which could potentially result in increased future tax liability to us.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     Previously reported in a Current Report on Form 8-K.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. (REMOVED AND RESERVED)
ITEM 5. OTHER INFORMATION
     None.

ITEM 6. EXHIBITS
The following exhibits are filed as part of this report:

3.1	Fifth Amended and Restated Certificate of Incorporation (filed as Exhibit 3.6 to the registrant’s Registration Statement on Form S-1/A (File No. 333-161930) filed with the SEC on February 3, 2010, and incorporated herein by reference).

3.2	Amended and Restated Bylaws (filed as Exhibit 3.7 to the registrant’s Registration Statement on Form S-1/A (File No. 333-161930) filed with the SEC on February 3, 2010, and incorporated herein by reference).

10.1	Amended and Restated 2010 Stock Option and Incentive Plan (filed as Appendix A to the registrant’s Definitive Proxy Statement on Schedule 14A filed June 8, 2010 and incorporated herein by reference).

10.2	2010 Employee Stock Purchase Plan (filed as Appendix B to the registrant’s Definitive Proxy Statement on Schedule 14A filed June 8, 2010 and incorporated herein by reference).

10.3	Form of Securities Purchase Agreement, among the Company and the purchasers thereto, dated September 20, 2010 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 22, 2010, and incorporated herein by reference).

10.4	Form of Registration Rights Agreement, between the Company and the Holders thereto, dated September 20, 2010 (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 22, 2010, and incorporated herein by reference).

10.5	Form of Warrant sold pursuant to that Securities Purchase Agreement, among the Company and the purchasers thereto, dated September 20, 2010 (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 22, 2010, and incorporated herein by reference).

10.6	First Addendum to Sublease by and between the Company and Millipore Corporation, as successor in interest to Guara Technologies, dated as of September 24, 2010 (filed as Exhibit 10.40 to the registrant’s Registration Statement on Form S-1 (File No. 333-170099) filed with the SEC on October 22, 2010, and incorporated herein by reference).

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer and Vice President of Administration pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer and Vice President of Administration pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANTHERA PHARMACEUTICALS, INC.
November 12, 2010	By:	/s/ Paul F. Truex
Paul F. Truex
President and Chief Executive Officer

November 12, 2010	By:	/s/ Christopher P. Lowe
Christopher P. Lowe
Chief Financial Officer and Vice President of Administration