Form 10-Q
period 2011-03-31
Anthera Pharmaceuticals Inc
filed 2011-05-13
CIK 1316175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to _________
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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
     As of May 4, 2011, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 32,974,267.

ANTHERA PHARMACEUTICALS, INC.
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2011

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ANTHERA PHARMACEUTICALS, INC
(A Development Stage Company)
CONDENSED BALANCE SHEETS
(unaudited)

	March 31,	December 31,
	2011	2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$66,557,789	$40,029,972
Short term investments	11,982,185	23,350,922
Prepaid expenses and other current assets	1,231,693	1,864,883

Total current assets	79,771,667	65,245,777
Property and equipment — net	1,325,478	17,285
Debt issuance costs	348,230	—

TOTAL	$81,445,375	$65,263,062

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$7,664,486	$3,791,693
Accrued clinical studies	8,159,476	3,136,786
Accrued liabilities	475,473	467,817
Accrued payroll and related costs	471,276	609,086

Total current liabilities	16,770,711	8,005,382

Notes payable — net of discount	23,719,801	—

Total liabilities	40,490,512	8,005,382

Commitments and Contingencies
Stockholders’ equity (deficit)
Preferred stock, $0.001 par value, 5,000,000 shares authorized, 0 shares issued and outstanding as of March 31, 2011 and December 31, 2010	—	—
Common stock, $0.001 par value, 95,000,000 shares authorized; 32,909,914 and 32,853,032 shares issued and outstanding as of March 31, 2011 and December 31, 2010, respectively	32,909	32,853
Additional paid-in capital	164,839,927	162,919,216
Accumulated comprehensive income (loss)	291,499	(50,622)
Deficit accumulated the during the development stage	(124,209,472)	(105,643,767)

Total stockholders’ equity	40,954,863	57,257,680

TOTAL	$81,445,375	$65,263,062

See accompanying notes to condensed financial statements.

ANTHERA PHARMACEUTICALS, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

			Cumulative
			Period from
			September 9,
			2004
			(Date of
			Inception) to
	Three Months Ended March 31,		March 31,
	2011	2010	2011
OPERATING EXPENSES:
Research and development	$16,316,758	$5,241,814	$97,097,481
General and administrative	2,339,882	1,224,110	18,558,298

Total operating expenses	18,656,640	6,465,924	115,655,779

LOSS FROM OPERATIONS	(18,656,640)	(6,465,924)	(115,655,779)

OTHER INCOME (EXPENSE):
Other expense and interest income, net	90,935	(841,377)	(448,658)
Mark-to-market adjustment of warrant liability	—	(3,796,491)	(3,796,491)
Beneficial conversion features	—	—	(4,308,544)

Total other income (expense)	90,935	(4,637,868)	(8,553,693)

NET LOSS	$(18,565,705)	$(11,103,792)	$(124,209,472)

Net loss per share — basic and diluted	$(0.56)	$(0.83)

Weighted-average number of shares used in per share calculation — basic and diluted	32,895,152	13,344,231

See accompanying notes to condensed financial statements.

ANTHERA PHARMACEUTICALS, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

			September 9,
			2004
			(Date of
			Inception) to
	Three Months Ended March 31,		March 31,
	2011	2010	2011
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(18,565,705)	$(11,103,792)	$(124,209,472)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,556	3,270	94,164
Amortization of premium/(discount) on short-term investments	74,061	—	45,929
Realized loss on short-term investments	—	—	8,682
Realized gain from disposal of property and equipment	—	—	(214)
Stock-based compensation expense	587,698	52,616	1,924,852
Issuance of common stock for consulting service	—	—	41,366
Issuance of preferred and common stock for service and license fee	—	3,500,000	5,750,000
Issuance of preferred stock in lieu of interest payment	—	173,194	330,575
Beneficial conversion feature	—	—	4,308,544
Amortization of discount on convertible promissory notes	—	540,993	677,715
Amortization of discount on term loan	15,095	—	15,095
Amortization of debt issuance costs	2,788	227,955	310,387
Mark-to-market adjustment on warrant liability	—	3,796,491	3,795,776
Changes in assets and liabilities:
Prepaid expenses and other assets	633,190	(339,427)	(1,231,695)
Accounts payable	2,566,210	(103,890)	6,615,264
Accrued clinical studies	5,022,690	(242,336)	8,159,476
Accrued liabilities	(56,626)	(34,662)	404,343
Accrued payroll and related costs	(137,810)	25,922	471,276

Net cash used in operating activities	(9,853,853)	(3,503,666)	(92,487,937)

INVESTING ACTIVITIES:
Property and equipment purchases	—	(5,746)	(107,079)
Proceeds from disposal of property and equipment	—	—	400
Purchase of short-term investments	(1,996,000)	—	(41,745,256)
Proceeds from sale of short-term investments	13,318,014	—	29,850,146
Restricted cash	—	—	—

Net cash provided by (used in) investing activities	11,322,014	(5,746)	(12,001,789)

FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes	—	—	26,560,000
Proceeds from issuance of term loan	25,000,000	—	25,000,000
Payment of debt issuance costs	(291,500)	(2,572)	(599,099)
Net proceeds from issuance of preferred stock	—	—	32,210,278
Payment of financing costs for initial public and private offering	(13,818)	(850,416)	(3,533,957)
Proceeds from issuance of common stock	—	57,202,972	90,789,015
Proceeds from issuance of common stock pursuant to employee stock purchase plan	—	—	81,226
Proceeds from exercise of stock options	50,192	17,653	390,236

Net cash provided by financing activities	24,744,874	56,367,637	170,897,699

Effect of exchange rate changes on cash	314,782	—	149,816
NET INCREASE IN CASH AND CASH EQUIVALENTS	26,527,817	52,858,225	66,557,789
CASH AND CASH EQUIVALENTS — Beginning of period	40,029,972	3,803,384	—

CASH AND CASH EQUIVALENTS — End of period	$66,557,789	$56,661,609	$66,557,789

SUPPLEMENTAL CASH DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$—	$—	$15,229

Taxes paid	$—	$10,136	$52,746

NONCASH INVESTING AND FINANCING ACTIVITIES:
Conversion of convertible promissory notes and accrued interest into common stock, Series A-2 convertible preferred stock and Series B-2 convertible preferred stock	$—	$13,709,918	$27,200,493

Beneficial conversion feature	$—	$—	$4,308,544

Unamortized debt discount charged to equity in conjunction with conversion of promissory notes into common stock	$—	$185,833	$185,883

Reclassification of warrant and derivative liabilities to additional paid-in capital	$—	$406,130	$406,130

Issuance costs charged to equity	$—	$3,021,966	$3,564,932

Accrued and deferred financing and debt issuance costs	$78,700	$982,504	$78,700

Liability accrued for equipment purchases	$1,312,748	$—	$1,312,748

See accompanying notes to condensed financial statements.

ANTHERA PHARMACEUTICALS, INC.
(A Development Stage Company)
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
Organization
     Anthera Pharmaceuticals, Inc. (the “Company” or “Anthera”) was incorporated on September 9, 2004 in the state of Delaware. During 2006, the Company opened its headquarters in San Mateo, California, and subsequently moved to Hayward, California. Anthera is a biopharmaceutical company focused on developing and commercializing therapeutics to treat serious diseases associated with inflammation, including cardiovascular and autoimmune diseases. Two of the Company’s primary product candidates, varespladib and A-001, are inhibitors of the family of human enzymes known as secretory phospholipase A2, or sPLA2. The Company’s other primary product candidate, A-623, targets elevated levels of B-cell activating factor, or BAFF. The Company’s activities since inception have consisted principally of acquiring product and technology rights, raising capital, and performing research and development. Accordingly, the Company is considered to be in the development stage as of March 31, 2011. Successful completion of the Company’s development programs and, ultimately, the attainment of profitable operations are dependent on future events, including, among other things, its ability to access potential markets; secure financing; develop a customer base; attract, retain and motivate qualified personnel; generate revenues; and develop strategic alliances. Although management believes that the Company will be able to successfully fund its operations, there can be no assurance that the Company will be able to do so or that the Company will ever operate profitably.
     From September 9, 2004 (Date of Inception) through March 31, 2010, the Company had an accumulated a deficit of $124.2 million. During the three months ended March 31, 2011, the Company incurred a net loss of $18.6 million and had negative cash flows from operations of $9.9 million. The Company expects to continue to incur substantial losses and negative cash flows over the next several years during its clinical development phase. To fully execute its business plan, the Company will need to complete certain research and development activities and clinical studies. Further, the Company’s product candidates will require regulatory approval prior to commercialization. These activities may span many years and require substantial expenditures to complete and may ultimately be unsuccessful. Any delays in completing these activities could adversely impact the Company. The Company plans to meet its capital requirements primarily through issuances of equity securities, debt financing, and in the longer term, revenue from product sales. Failure to generate revenue or raise additional capital would adversely affect the Company’s ability to achieve its intended business objectives.
Basis of Presentation
     The accompanying unaudited condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“U. S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required for complete financial statements. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary to present fairly the Company’s interim consolidated financial information. The results for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for the year ending December 31, 2011 or for any other period. The condensed balance sheet as of December 31, 2010 has been derived from the audited financial statements as of that date but it does not include all of the information and notes required by U.S. GAAP. The accompanying unaudited condensed financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission (“SEC”) on March 7, 2011.
Significant Accounting Policies
     There have been no changes in our significant accounting policies for the three month period ended March 31, 2011, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.
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
2. NET LOSS PER SHARE
     Basic net loss attributable to common stockholders per share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. Shares issued during the period and shares reacquired during the period are weighted for the portion of the period that they were outstanding. The computation of diluted net loss per share is similar to the computation of basic net loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. In addition, in computing the dilutive effect of convertible securities, the numerator is adjusted to add back any convertible preferred dividends and the after-tax amount of interest recognized in the period associated with any convertible debt. The numerator also is adjusted for any other changes in income or loss that would result from the assumed conversion of those potential common shares, such as profit-sharing expenses. Diluted net loss per share is identical to basic net loss per share since common equivalent shares are excluded from the calculation, as their effect is anti-dilutive.
     The following table summarizes the Company’s calculation of net loss per common share for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010
Net loss per share
Net loss	$(18,565,705)	$(11,103,792)
Weighted-average common shares outstanding	32,917,289	13,357,149
Less: Weighted-average shares subject to repurchase	(22,137)	(12,918)

Total basic and diluted net loss per share	32,895,152	13,344,231

Basic and diluted net loss per share	$(0.56)	$(0.83)

     The following table shows weighted-average historical dilutive common share equivalents outstanding for the three months ended March 31, 2011 and 2010, which are not included in the above calculation, as the effect of their inclusion is anti-dilutive during each period.

	Three Months Ended March 31,
	2011		2010
Options to purchase common stock	940,430		1,102,614
Common stock subject to repurchase	22,137		12,918
Warrants to purchase common stock	4,582,136	(2)	493,268	(1)
Restricted stock units	302,200		—

	5,844,903		1,608,800

(1)	The warrants were exercised upon the closing of the Company’s initial public offering (“IPO”) in March 2010.

(2)	Consists of 357,136 warrants which carry a contractual term of five years and terminate upon the earlier of i) five years from the date of issuance, which will be July 17, 2014 or September 9, 2014, and ii) upon certain corporate transactions; 4,200,000 warrants which carry a contractual term of five years expiring September 24, 2015 and 25,000 warrants which carry a contractual term of seven years expiring March 25, 2018. Each of the warrants contains a customary net issuance feature, which allows the warrant holder to pay the exercise price of the warrant by forfeiting a portion of the executed warrant shares with a value equal to the aggregate exercise price.

3. CASH EQUIVALENTS AND INVESTMENTS
     At March 31, 2011 and December 31, 2010, the amortized cost and estimated fair value of investments is set forth in the following tables:

	March 31, 2011
		Gross
	Amortized	Unrealized	Estimated
	Cost	Losses	Fair Value
Cash	$44,860,866	$—	$44,860,866
Money market funds	16,514,928	—	16,514,928
Certificates of deposit	11,989,000	(6,815)	11,982,185
Investments in foreign sovereign debt	5,186,304	(4,309)	5,181,995

Total	78,551,098	(11,124)	78,539,974

Less amounts classified as cash and cash equivalents	(66,562,098)	4,309	(66,557,789)

Total	$11,989,000	$(6,815)	$11,982,185

	December 31, 2010
		Gross
	Amortized	Unrealized	Estimated
	Cost	Losses	Fair Value
Cash	$15,499,182	$—	$15,499,182
Money market funds	19,467,096	—	19,467,096
Certificates of deposit	14,478,000	(6,765)	14,471,235
Corporate bonds	4,010,563	(83)	4,010,480
Investments in foreign sovereign debt	10,017,010	(84,109)	9,932,901

Total	63,471,851	(90,957)	63,380,894

Less amounts classified as cash and cash equivalents	(40,045,129)	15,157	(40,029,972)

Total	$23,426,722	$(75,800)	$23,350,922

4. FAIR VALUE OF INSTRUMENTS
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

     The following tables present the Company’s fair value hierarchy for all its financial assets (including those in cash and cash equivalents), by major security type measured at fair value on a recurring basis as of March 31, 2011 and December 31, 2010:

	March 31, 2011
	Estimated
	Fair Value	Level 1	Level 2	Level 3
Money market funds	$16,514,928	$16,514,928	$—	$—
Certificates of deposit	11,982,185	—	11,982,185	—
Investments in foreign sovereign debt	5,181,995	—	5,181,995	—

Total	$33,679,108	$16,514,928	$17,164,180	$—

	December 31, 2010
	Estimated
	Fair Value	Level 1	Level 2	Level 3
Money market funds	$19,467,096	$19,467,096	$—	$—
Certificates of deposit	14,471,235	—	14,471,235	—
Corporate bonds	4,010,480	—	4,010,480	—
Investments in foreign sovereign debt	9,932,901	—	9,932,901	—

Total	$47,881,712	$19,467,096	$28,414,616	$—

     The Company did not have any non-financial assets or non-financial liabilities that were required to be measured at fair value as of March 31, 2011 and December 31, 2010.
5. PROPERTY AND EQUIPMENT
     Property and equipment are comprised of the following:

	March 31,	December 31,
	2011	2010
Computers and software	$77,318	$77,318
Office equipment and furniture	16,730	16,730
Leasehold improvements	10,802	10,802
Construction in progress	1,312,749	—

Total property and equipment	1,417,599	104,850
Less accumulated depreciation	(92,121)	(87,565)

Property and equipment, net	$1,325,478	$17,285

6. COMMITMENTS AND CONTINGENCIES
     In July 2006, the Company entered into a license agreement with Shionogi & Co., Ltd. and Eli Lilly and Company, or Eli Lilly, to develop and commercialize certain sPLA2 inhibitors for the treatment of inflammatory diseases. The agreement granted the Company commercialization rights to Shionogi & Co., Ltd.’s and Eli Lilly’s sPLA2 inhibitors, including varespladib and A-001. Under the terms of the agreement, the Company’s license is worldwide, with the exception of Japan where Shionogi & Co., Ltd. has retained rights. Pursuant to this license agreement, the Company paid Shionogi & Co., Ltd. and Eli Lilly a one-time license initiation fee of $250,000 in the aggregate. Additionally, in consideration for the licensed technology, the Company issued an aggregate of 257,744 shares of Series A-2 convertible preferred stock at $5.14 per share and an aggregate of 127,297 shares of Series B-1 convertible preferred stock at $7.28 per share with a total aggregate value of $2.3 million to Shionogi & Co., Ltd. and Eli Lilly. As there is no future alternative use for the technology, the Company recorded the initiation and license fees in research and development expenses during 2006. In March 2010, the Company paid $1.75 million each to Eli Lilly and Shionogi & Co., Ltd. in the form of the Company’s common stock upon the commencement of the Company’s Phase 3 VISTA-16 study of varespladib.
     The Company is obligated to make additional milestone payments of up to $97.5 million upon the achievement of certain development and regulatory milestones. The Company is also obligated to pay tiered royalties, which increase as a percentage from the mid-single digits to the low double digits as net sales increase, on future net sales of products that are developed and approved as defined by this collaboration. The Company’s obligation to pay royalties with respect to each licensed product in each country will expire upon the later of (a) 10 years following the date of the first commercial sale of such licensed product in such country and (b) the first date on which generic version(s) of the applicable licensed product achieve a total market share, in the aggregate, of 25% or more of the total unit sales of wholesalers to pharmacies of licensed product and all generic versions combined in the applicable country.

     On December 18, 2007, the Company entered into with Amgen, Inc. (“Amgen”), a worldwide, exclusive license agreement, or the Amgen Agreement, to develop and commercialize A-623 for the treatment of systemic lupus erythematosus (“lupus”). Under the terms of the Amgen Agreement, the Company paid a nonrefundable, upfront license fee of $6.0 million. As there is no future alternative use for the technology, the Company expensed the license fee in research and development expenses during 2007.
     Under the terms of the Amgen Agreement, the Company is obligated to make additional milestone payments to Amgen of up to $33.0 million upon the achievement of certain development and regulatory milestones. The Company is also obligated to pay tiered royalties on future net sales of products, ranging from the high single digits to the low double digits, which are developed and approved as defined by this collaboration. The Company’s royalty obligations as to a particular licensed product will be payable, on a country-by-country and licensed product-by-licensed product basis, for the longer of (a) the date of expiration of the last to expire valid claim within the licensed patents that covers the manufacture, use or sale, offer to sell, or import of such licensed product by the Company or a sublicense in such country or (b) 10 years after the first commercial sale of the applicable licensed product in the applicable country. There were no outstanding obligations due to Amgen as of March 31, 2011.
7. COMPREHENSIVE LOSS
     Comprehensive loss is comprised of net loss and certain changes in equity that are excluded from net loss. Components of comprehensive loss include unrealized gains on available-for-sale securities, and unrealized gains related to foreign currency transactions. The components of comprehensive loss are as follows:

	Three Months Ended March 31,
	2011	2010
Net loss	$(18,565,705)	$(11,103,792)
Unrealized gain on available-for-sale securities	1,268	—
Foreign currency translation adjustments	340,852	—

Comprehensive loss	$(18,223,585)	$(11,103,792)

8. DEBT FINANCING
Term Loan Agreement
Hercules Technology Growth Capital
     In March 2011, the Company entered into a Loan and Security Agreement (“Loan Agreement”) with Hercules Technology Growth Capital, Inc. and Hercules Technology II, L.P. (together, “Hercules”). Under the terms of the Loan Agreement, the Company borrowed $25.0 million at an interest rate of the higher of (i) 10.55% or (ii) 7.30% plus the prime rate as reported in the Wall Street Journal, and issued to Hercules a secured term promissory note evidencing the loan. The loan is secured by the Company’s assets, excluding intellectual property. The Company will make interest only payments for the initial 12 months, which will be extended an additional three months if (a) positive biomarker analysis results are obtained from VISTA-16 Phase III FDA Clinical Trial on or before July 31, 2011, and (b) full enrollment of the PEARL-SC Phase 2b FDA Clinical Trial is obtained on or before March 31, 2012. The Company obtained positive biomarker analysis results on April 18, 2011. Thereafter, the loan will be repaid in 30 equal monthly installments of approximately $952,000, at the initial interest rate. The Company will also be obligated to pay an end of the term charge of $937,500, which will be expensed over the term of the Loan Agreement using the effective interest rate.
     The Loan Agreement limits both the seniority and amount of future debt the Company may incur. The Company may be required to prepay the loan in the event of a change in control. In conjunction with the loan, the Company issued a seven-year warrant to purchase 321,429 shares of the Company’s common stock at an exercise price of $6.00 per share. The warrant is immediately exercisable and expires March 2018. The Company estimated the fair value of this warrant using the Black-Scholes option valuation model with the following assumptions: expected term of seven years, a risk-free interest rate of 2.87%, expected volatility of 63% and 0% expected dividend yield.
     The Company applied the relative fair value method, described in ASC 470-20-30-1, to allocate the $25.0 million proceeds received under the Loan Agreement between the loan and warrant. The initial carrying amount assigned to the loan was $23.7 million and was recorded as the Notes payable — net of discount on the Company’s balance sheets. The fair value allocated to the warrant of $1.3 million was recorded as an increase to additional paid-in capital in the Company’s balance sheets. The resulting $1.3 million discount from the $25.0 million par value of the loan will be amortized as an additional interest expense over the term of the loan using the effective interest rate method. At March 31, 2011, this warrant remained outstanding and exercisable.

     In connection with the Loan Agreement, the Company incurred note issuance costs of approximately $370,200, which are recorded as long-term assets on the Company’s balance sheet. The note issuance costs are being amortized to interest expense over the term of the Loan Agreement using the effective interest rate method.
9. STOCKHOLDER’S EQUITY
Option Plans
     At March 31, 2011, the Company had the following plans that give rise to share-based compensation: (i) two stock option plans, the 2005 Equity and Incentive Plan (the “2005 Plan”), and the 2010 Stock Option and Incentive Plan (the “2010 Plan”), and (ii) the 2010 Employee Stock Purchase Plan. The terms of awards granted during the three months ended March 31, 2011 and the methods for determining grant-date fair value of the awards were consistent with those described in the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
     On January 1, 2011, in accordance with the 2010 Plan annual increase provisions, the authorized shares in the 2010 Plan increased by 1,315,214.
     The following table summarizes stock option activity under the Company’s share-based compensation plans for the three months ended March 31, 2011:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Life in Years	Value
Balance at December 31, 2010	1,275,991	$1.26	7.07	$4,700,543
Granted	988,000	$5.03
Exercised	(35,747)	$1.40
Cancelled	(13,313)	$2.72

Balance at March 31, 2011	2,214,931	$2.93	8.02	$8,471,231

Vested at March 31, 2011	1,080,275	$1.08	6.50	$6,141,662
Vested and expected to vest at March 31, 2011	2,214,931	$2.93	8.02	$8,471,231
     The intrinsic value of stock options represents the difference between the exercise price of stock options and the market price of our stock on that day for all in-the-money options. Additional information related to our stock options is summarized below:

			Period from
			September 9,
			2004 (Date of
			Inception) to
	Three Months Ended March 31,		March 31,
	2011	2010	2011
Intrinsic value of options exercised	$151,680	$126,868	$979,879
Proceeds received from the exercise of stock options	$50,192	$17,653	$395,343
Grant date fair value of options vested	$130,465	$36,683	$953,099
     As of March 31, 2011 there were 400,916 shares available for future issuance under the 2010 Plan.
Restricted Stock Units
     The Company grants restricted stock unit awards under its 2010 Plan, as determined by the Company’s compensation committee, which are issued upon vesting. The restricted stock units granted represent a right to receive shares of common stock at a future date determined in accordance with the participant’s award agreement. An exercise price and monetary payment are not required for receipt of restricted stock units or the shares issued in settlement of the award. Instead, consideration is furnished in the form of the participant’s services to the Company. Substantially all of the restricted stock units vest over four years.

     The following table summarizes activity related to our restricted stock units:

		Weighted-
		Average
		Grant
		Date Fair
	Shares	Value
Outstanding at December 31, 2010	302,500	$5.13
Restricted stock units granted	10,000	$4.88
Restricted stock units released	(10,000)	$4.88
Restricted stock units forfeitures and cancellations	(4,500)	$4.84

Outstanding at March 31, 2011	298,000	$5.13

     2010 Employee Stock Purchase Plan
     Effective July 2010, under the 2010 Employee Stock Purchase Plan (the “ESPP”), eligible employees of the Company may authorize the Company to deduct amounts from their compensation, which amounts are used to enable the employees to purchase shares of the Company’s common stock. The Company initially reserved 100,000 shares of common stock for issuance thereunder plus on January 1, 2011 and each January 1 thereafter, the number of shares of stock reserved and available for issuance under the Plan shall be cumulatively increased by the lesser of (i) one percent (1%) of the number of shares of common stock issued and outstanding on the immediately preceding December 31 or (ii) 250,000 shares of common stock. On January 1, 2011, in accordance with the ESPP’s annual increase provisions, the authorized shares in the ESPP increased by 250,000.
     The purchase price per share is 85% of the fair market value of the common stock as of the first date or the ending date of the applicable semi-annual purchase period, whichever is less. Purchases are generally made on the last trading day of each June and December. As of March 31, 2011, the Company received $27,723 in contributions for the ESPP. There were no shares issued under the ESPP during the three month period ended March 31, 2011. As of March 31, 2011, 325,084 shares were available for future purchase under the ESPP.
     Stock-Based Compensation
     The employee stock-based compensation expense was determined using the Black-Scholes option pricing model. Option pricing models require the input of subjective assumptions and these assumptions can vary over time.
     The estimated grant date fair values of the employee stock options and stock purchase rights were calculated using the Black-Scholes option-pricing model with assumptions as follows:
Stock Option Plans

			Period from
			September 9,
			2004 (Date of
			Inception) to
	Three Months Ended March 31,		March 31,
	2011	2010	2011
Expected Volatility	63%	89%	74%
Dividend Yield	0%	0%	0%
Risk-Free Interest Rate	2.37%	3.02%	3.41%
Expected Term (years)	6.25	6.25	6.25

ESPP

		Period from
		September 9,
		2004 (Date of
		Inception) to
	Three Months ended	March 31,
	March 31, 2011	2011
Expected Volatility	54%	64%
Dividend Yield	0%	0%
Risk-Free Interest Rate	0.16%	0.16%
Expected Term (years)	0.5	0.5
     Restricted Stock Units
Compensation cost for these awards is based on the closing price of the Company’s common stock on the date of grant and recognized as compensation expense on a straight-line basis over the requisite service period.
     Stock-Compensation Summary
     Compensation cost for stock options granted to employees is based on the grant-date fair value and is recognized over the vesting period of the applicable option on a straight-line basis. The estimated per share weighted-average fair value of stock options granted to employees during the three months ended March 31, 2011 and 2010 and for the period from September 4, 2004 (Date of Inception) to March 31, 2011 was $3.02, $5.30 and $1.31 respectively.
     Total stock-based compensation expense for equity awards granted to employees and non-employees recognized was as follows:

			Period from
			September 9,
			2004 (Date of
			Inception) to
	Three Months Ended March 31,		March 31,
	2011	2010	2011
Research and development	$235,890	$20,231	$678,391
General and administrative	351,808	32,385	1,246,461

Total employee stock-based compensation	$587,698	$52,616	$1,924,852

     As of March 31, 2011, there was $3.1 million of unrecognized compensation expense related to options. The unrecognized compensation expense will be amortized on a straight-line basis over a weighted-average remaining period of 3.35 years. As of March 31, 2011, the unrecognized compensation cost related to restricted stock unit awards was $1.2 million which will be amortized on a straight-line basis over 2.48 years.
     Nonemployee Stock-Based Compensation
     In connection with share based awards granted to consultants, the Company recorded $48,800 (relating to restricted stock awards), $4,204, and $215,144 for nonemployee stock-based compensation during the three months ended March 31, 2011 and 2010 and for the period from September 9, 2004 (Date of Inception) to March 31, 2011, respectively. These amounts were based upon the fair value of the vested portion of the grants. Amounts expensed during the remaining vesting period will be determined based on the fair value at the time of vesting.

10. RELATED PARTY TRANSACTIONS
     The Company engaged an outside service provider whose chief executive officer is a founder of the Company and spouse of an officer of the Company, for clinical management services. In consideration for the services rendered, the Company paid the following fees:

			Period from
			September 9,
			2004
			(Date of
			Inception) to
	Three Months Ended March 31,		March 31,
	2011	2010	2011
Project management fees	$620,727	$38,274	$1,285,918
     As of March 31, 2011, the Company had $828,935 payable to this organization for services performed during the period compared to $519,386 payable as of December 31, 2010. We anticipate this relationship to continue for the foreseeable future.
11. SUBSEQUENT EVENTS
     In April 2011, the Company signed an extension and amendment to our lease agreement for our operating facility. The lease commences August 2011 and will end September 2014. Total future minimum lease payments over the life of the lease are $517,905.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. All statements other than statements of historical factors are “forward-looking statements” for purposes of theses provisions. In some cases you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” and “potential,” and similar expressions intended to identify forward-looking statements. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” in this report. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.
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
     We were incorporated and commenced operations in September 2004. Since our inception, we have generated significant losses. As of March 31, 2011, we had an accumulated deficit of approximately $124.2 million. As of the date of this filing, we have never generated any revenue and have generated only interest income from cash and cash equivalents and short-term investments. We expect to incur substantial and increasing losses for at least the next several years as we pursue the development and commercialization of our product candidates.

     To date, we have funded our operations through equity offerings, private placements of convertible debt and debt financings, raising net proceeds of approximately $170.4 million. We will need substantial additional financing to continue to develop our product candidates, obtain regulatory approvals and to fund operating expenses, which we will seek to raise through public or private equity or debt financings, collaborative or other arrangements with third parties or through other sources of financing. We cannot assure you that such funds will be available on terms favorable to us, if at all. In addition to the normal risks associated with development-stage companies, we may never successfully complete development of any of our product candidates, obtain adequate patent protection for our technology, obtain necessary government regulatory approval for our product candidates or achieve commercial viability for any approved product candidates. In addition, we may not be profitable even if we succeed in commercializing any of our product candidates.
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
     The following table shows our total research and development expenses for the three months ended March 31, 2011 and 2010 and for the period from September 9, 2004 (Date of Inception) through March 31, 2011:

				For the Period
				September 9,
				2004 (Date of
				Inception) to
	Three Months Ended March 31,			March 31,
	2011	2010		2011
Allocated costs:
A-001	$24,255	$91,729		$6,532,613	(1)
Varespladib	9,323,210	4,252,849	(2)	56,413,723	(1)(2)(4)
A-623	5,680,193	304,950		17,650,085	(3)(5)
Unallocated costs	1,289,100	592,286		16,501,060

Total development	$16,316,758	$5,241,814		$97,097,481

(1)	Includes Qualifying Therapeutic Discovery Project Credit under Section 48D of approximately $244,000.

(2)	Includes milestone payments of $3.5 million pursuant to amendments to the license agreements with each of Eli Lilly and Shionogi & Co. Ltd., which were paid in the form of shares of common stock.

(3)	Includes Qualifying Therapeutic Discovery Project Credit under Section 48D of approximately $488,000.

(4)	Includes license fees of $4.0 million pursuant to a license agreement with each of Eli Lilly and Shionogi & Co. Ltd., which were paid in cash and shares of preferred stock in 2006.

(5)	Includes a one-time license initiation fee of $6.0 million pursuant to a license agreement with Amgen.
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
Critical Accounting Policies and Estimates
     Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. On an ongoing basis, we evaluate these estimates and judgments, including those described below. We base our estimates on our historical experience and on various other assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results and experiences may differ materially from these estimates.
     While our significant accounting policies are more fully described in the notes to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating our reported financial results and affect the more significant judgments and estimates that we use in the preparation of our financial statements.
Accrued Clinical Expenses
     We make estimates of our accrued expenses as of each balance sheet date in our financial statements based on facts and circumstances known to us at that time. This process involves reviewing open contracts and purchase orders, communicating with our applicable personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of actual cost. The majority of our service providers invoice us at least monthly in arrears for services performed. We periodically confirm the accuracy of our estimates with the service providers and make adjustments if necessary. Examples of estimated accrued clinical expenses include:
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
     Stock-Based Compensation
     Compensation costs related to all equity instruments are recognized at the grant-date fair value of the awards. Additionally, we are required to include an estimate of the number of awards that will be forfeited in calculating compensation costs, which are recognized over the requisite service period of the awards on a straight-line basis. We account for stock-based compensation using the Black-Scholes option pricing model to estimate the fair value of each option grant on the date of grant. Black-Scholes option pricing model requires the input of highly subjective assumptions, including the expected stock price volatility, expected term, and forfeiture rate. Any changes in these highly subjective assumptions significantly impact stock-based compensation expense.

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
     We actively review current investment ratings, company specific events, and general economic conditions in managing our investments and determining whether there is a significant decline in fair value that is other-than-temporary. As of March 31, 2011, our short-term in marketable securities have been classified as “available-for-sale” and are carried at fair value. Available-for-sale investments with original maturities of greater than three months at the date of purchases are classified as short-term investments as these investments generally consist of marketable securities that are intended to be available to meet current cash requirements.
     Recognized gains and losses on available for sale investments during the three months ended March 31, 2011 and 2010 were not material. Management determines the appropriate classification of investments at the time of purchase and reevaluates the classification at each reporting date.

Results of Operations
     Comparison of the three months ended March 31, 2011 and 2010
     Research and development expenses. Research and development expenses consist of personnel costs for employees in clinical, chemical manufacturing and regulatory functions, clinical studies performed by CROs, pharmaceutical development costs including product formulation and manufacturing, preclinical costs, license fees and overhead allocations consisting of various administrative and facilities-related costs.
     Change in research and development expenses from the three months ended March 31, 2010 to 2011 (in millions):

	2011	2010	$ Change	% Change
Research and development expense	$16.3	$5.2	$11.1	213%
     The increase in research and development expenses from 2010 to 2011 was primarily attributable to increased patient enrollment, CRO and manufacturing cost related to the launch of our Phase 3 clinical study of varespladib and Phase 2 clinical study of A-623, as well as increased headcount to support these clinical studies.
     General and administrative expenses. General and administrative expenses consist of personnel costs for employees in executive, business development and operational functions, professional service fees including corporate legal fees, accountant fees and overhead allocations consisting of various administrative and facilities-related costs.
     Change in general and administrative expenses from the three months ended March 31, 2010 to 2011 (in millions):

	2011	2010	$ Change	% Change
General and administrative expense	$2.3	$1.2	$1.1	92%
     The increase in general and administrative expenses from 2010 to 2011 was primarily attributable to increased headcount and professional services incurred in connection with our financial audit and other costs associated with operating as a public company.
     Other expense and interest income, net. Other expense for the three months ended March 31, 2010 consists of primarily non-cash charge related to the amortization of discounts, mark-to-market adjustment relating to warrants and embedded derivative associated with our convertible promissory notes issued in July and September of 2009, which were converted into shares of our common stock upon the closing of our IPO in March 2010. Other expense for the three months ended March 31, 2011 consists primarily of interest expense, amortization of note discount and note issuance costs, and an end of term charge associated with our note issued under a Loan and Security Agreement with Hercules in March 2011. Interest income consists of interest earned on our cash, cash equivalents and short-term investments.
     Change in other expense and interest income, net, from the three months ended March 31, 2010 to 2011 (in millions):

	2011	2010	$ Change	% Change
Other expense and interest income, net	$0.1	$(0.8)	$0.9	113%
Mark-to-market adjustment of warrant liability	—	(3.8)	$(3.8)	100%
     The decrease in other expense and interest income, net, from 2011 to 2010 was primarily attributable to a non-cash charge of $4.5 million recorded for the amortization of discounts on our convertible promissory notes and the mark-to-market adjustment relating to warrants and embedded derivative connected to these convertible promissory notes in 2010. The balance was offset by an increase in interest income from 2010 to 2011 attributable to higher cash and investment balances in 2011, resulting from proceeds received from our private placement in September 2010 and the debt financing with Hercules in March 2011.
Liquidity and Capital Resources
     To date, we have funded our operations primarily through private placements of preferred stock and common stock, convertible and nonconvertible debt and our IPO. As of March 31, 2011, we had received net proceeds of approximately $119.5 million from the sale of equity securities, approximately $26.2 million from the issuance of convertible promissory notes, and approximately $24.7 million from issuance of note payable. As of March 31, 2011, we had cash, cash equivalents and short-term investments of approximately $78.5 million.

     Cash, cash equivalents and investments consist of the following:

	March 31, 2011	December 31, 2010
Cash and cash equivalents	$66,557,789	$40,029,972
Short-term investments	11,982,185	23,350,922

Total	$78,539,974	$63,380,894

     Our principal liquidity requirements are primarily to meet our working capital needs, support ongoing business activities, research and development, and our capital expenditure needs.
     In March 2011, we filed a shelf registration statement with the Securities and Exchange Commission (“SEC”) under which we may issue up to $75.0 million in shares of common stock, preferred stock, debt securities and/or warrants. As of March 31, 2011, no securities have been issued.
     Cash Flows
     Three months ended March 31, 2011
     For the three months ended March 31, 2011, we incurred a net loss of approximately $18.6 million.
     Net cash used in operating activities was approximately $9.9 million. The net loss is higher than cash used in operating activities by $8.7 million. The primary drivers for the difference include increase of $5.0 million in clinical trial accruals which is based upon our estimated clinical trial performance to date, increase in other operating liabilities of $3.0 million, and adjustments for non-cash charges such as stock-based compensation of approximately $588,000.
     Net cash provided by investing activities was approximately $11.3 million and was primarily driven by the maturities of short-term investments during the period.
     Net cash provided by financing activities was approximately $24.7 million and consisted primarily of proceeds of $25 million received from the issuance of note payable with Hercules.
     Three Months Ended March 31, 2010
     For the three months ended March 31, 2010, we incurred a net loss of approximately $11.1 million.
     Net cash used in operating activities was approximately $3.5 million. The net loss is higher than cash used in operating activities by $7.6 million. The primary drivers for the difference are the issuance of $3.5 million worth of common stock in lieu of cash milestone payments due to Eli Lilly and Shionogi & Co., Ltd., and mark-to-market adjustments relating to warrant and derivative liability of $3.8 million.
     Net cash provided by financing activities was approximately $56.3 million and consisted primarily of proceeds of $57.2 million received from the issuance of common stock at our IPO.
Contractual Obligations and Commitments
     The Company has lease obligations consisting of operating lease in connection with a sublease for our operating facility that commenced in October 2008 and expires July 2011 (which was subsequently extended through September 2014 in April 2011), for approximately 7,800 square feet of office space, and office equipment leases that commenced in October 2007 and will expire in June 2013.
     On March 25, 2011, the Company entered into a Loan and Security Agreement (“Loan Agreement”) with Hercules Technology Growth Capital, Inc. and Hercules Technology II, L.P. (together, “Hercules”). Under the terms of the Loan Agreement, the Company borrowed $25.0 million at an interest rate of the higher of (i) 10.55% or (ii) 7.30% plus the prime rate as reported in the Wall Street Journal, and issued to Hercules a secured term promissory note evidencing the loan. The loan is secured by the Company’s assets, excluding intellectual property. The Company will make interest only payments for the initial 12 months, which will be extended an additional three months if (a) positive biomarker analysis results are obtained from VISTA-16 Phase III FDA Clinical Trial on or before July 31, 2011, and (b) full enrollment of the PEARL-SC Phase 2b FDA Clinical Trial is obtained on or before March 31, 2012. The Company obtained positive biomarker analysis results on April 18, 2011. Thereafter, the loan will be repaid in 30 equal monthly installments of approximately $952,000, at the initial interest rate. The Company will also be obligated to pay an end of the term charge of $937,500, which will be expensed over the term of the Loan Agreement using the effective interest rate.
     The following table summarizes our estimated scheduled future minimum contractual obligations and commitments as of March 31, 2011:

	Payments Due by Period
		Less Than			After
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating lease obligations	$30,402	$26,502	$3,900	$—	$—
Loan Agreement	$32,061,628	$2,505,625	$29,556,003	$—	$—

Total	$32,092,030	$2,532,127	$29,559,903	$—	$—

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
     Also excluded from the table above is the lease extension for the Company’s facility and potential milestone payments on the development of A-623. Under our license agreement with Amgen to develop and commercialize A-623, we are obligated to make additional milestone payments upon the achievement of certain development, regulatory, and commercial objectives. We are also obligated to pay royalties on future net sales of products that are developed and approved as defined by this collaboration. Our royalty obligations as to a particular licensed product will be payable, on a country-by-country and licensed product-by-licensed product basis, for the longer of (a) the date of expiration of the last to expire valid claim within the licensed patents that covers the manufacture, use or sale, offer to sell, or import of such licensed product by us or a sublicensee in such country, or (b) 10 years after the first commercial sale of the applicable licensed product in the applicable country.
     Funding Requirements
     We expect to incur substantial expenses and generate significant operating losses as we continue to advance our product candidates into preclinical studies and clinical studies and as we:
•	continue clinical development of varespladib;

•	continue clinical development of A-623;

•	hire additional clinical, scientific and management personnel; and

•	implement new operational, financial and management information systems.
     Our future capital uses and requirements depend on numerous forward-looking factors. These factors include the following:
•	the progress of preclinical development and clinical studies of our product candidates;

•	the time and costs involved in obtaining regulatory approvals;

•	delays that may be caused by evolving requirements of regulatory agencies;

•	the costs involved in filing and prosecuting patent applications and enforcing or defending patent claims;

•	our ability to establish, enforce and maintain selected strategic alliances; and

•	the acquisition of technologies, product candidates and other business opportunities that require financial commitments.
     To date, we have not generated any revenue. We do not expect to generate commercial product revenue unless or until we obtain regulatory approval of, and commercialize, our product candidates. We expect our continuing operating losses to result in increases in cash used in operations over the next several years. Our future capital requirements will depend on a number of factors including the progress and results of our clinical studies, the costs, timing and outcome of regulatory review of our product candidates, our revenue, if any, from successful development and commercialization of our product candidates, the costs of commercialization activities, the scope, progress, results and costs of preclinical development, laboratory testing and clinical studies for other product candidates, the emergence of competing therapies and other market developments, the costs of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending intellectual property rights, the extent to which we acquire or invest in other product candidates and technologies, and our ability to establish collaborations and obtain milestone, royalty or other payments from any collaborators.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. We are exposed to market risk related to fluctuations in interest rates, market prices, and foreign currency exchange rates. However, since a majority of our investments are in short-term certificates of deposit, FDIC-insured corporate bonds and money market funds, we do not believe we are subject to any material market risk exposure. As of March 31, 2011, we did not have any material derivative financial instruments. The fair value of our marketable securities, including those included in cash equivalents and short-term investments, was $33.7 million as of March 31, 2011.
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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     Our management, with the participation of our chief executive and financial officers, evaluated the effectiveness of our disclosures controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2011, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
     There was no change in our internal control over financial reporting during the quarter ended March 31, 2011 identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1A. RISK FACTORS
     You should carefully consider the risks described below, together with the other information contained in this Quarterly Report on Form 10-Q, including the financial statements and the related notes that appear in this report. We believe the risks described below are the risks that are material to us as of the date of this report. If any of the following risks occur, our business, financial condition, results of operations and future growth prospects would like be materially and adversely affected. In these circumstances, the market price of our common stock could decline, and you may lose all or part of your investment.
Risks Related to Our Financial Condition and Capital Requirements
We have incurred significant losses since our inception and anticipate that we will incur continued significant losses for the foreseeable future.
     We are a development stage company with only six years of operating history. We have focused primarily on developing our three product candidates, varespladib, A-623 and varespladib sodium (A-001). We have financed our operations exclusively through equity offerings, private placements of convertible debt, and debt financings and we have incurred losses in each year since our inception in September 2004. Our net losses were approximately $8.7 million in 2006, $25.7 million in 2007, $18.1 million in 2008, $12.2 million in 2009, and $40.4 million in 2010 and $18.6 million for the three months ended March 31, 2011. As of March 31, 2011, we had an accumulated deficit of approximately $124.2 million. Substantially all of our losses resulted from costs incurred in connection with our product development programs and from general and administrative costs associated with our operations.
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
     Our ability to generate revenue and achieve profitability depends on our ability, alone or with collaborators, to successfully complete the development of our product candidates, conduct preclinical tests in animals and clinical studies in human beings, obtain the necessary regulatory approvals for our product candidates and commercialize any approved products. We have not generated any revenue from our development-stage product candidates, and we do not know when, or if, we will generate any revenue. The commercial success of our development-stage product candidates will depend on a number of factors, including, but not limited to, our ability to:
•	obtain favorable results for and advance the development of our lead product candidate, varespladib, for the treatment of acute coronary syndrome, including successfully launching and completing the VISTA-16 study;

•	obtain favorable results for and advance the development of our product candidate A-623 for the treatment of B-cell mediated autoimmune diseases, including successfully launching and completing PEARL-SC or other clinical studies in patients with systemic lupus erythematosus, or lupus, or other indications related to the development of A-623;

•	obtain favorable results for and advance the development of our product candidate A-001 for the prevention of acute chest syndrome associated with sickle cell disease, including completing a multi-center Phase 2 clinical study;

•	successfully execute our planned preclinical studies in animals and clinical studies in human beings for our other product candidates;

•	obtain regulatory approval for varespladib, A-623, A-001 and our other product candidates;

•	if regulatory approvals are obtained, begin the commercial manufacturing of our product candidates with our third-party manufacturers;

•	launch commercial sales and effectively market our product candidates, either independently or in strategic collaborations with third parties; and

•	achieve broad market acceptance of our product candidates in the medical community and with third-party payors.
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
     We will need to raise substantial additional capital to fund our operations and to develop our product candidates. Our future capital requirements could be substantial and will depend on many factors including:
•	the rate of progress of our Phase 3 clinical study named VISTA-16 study for varespladib and our Phase 2b clinical study named PEARL-SC or other studies for A-623;

•	the scope, size, rate of progress, results and costs of our preclinical studies, clinical studies and other development activities for one or more of our other product candidates;

•	manufacturing campaign of A-623 clinical matters, including formulation development and enhancement;

•	non-clinical activities that we may pursue parallel to clinical trials for each clinical compound;

•	the cost, timing and outcomes of regulatory proceedings;

•	payments received under any strategic collaborations;

•	the filing, prosecution and enforcement of patent claims;

•	the costs associated with commercializing our product candidates if they receive regulatory approval, including the cost and timing of developing sales and marketing capabilities, or entering into strategic collaboration with others relating to the commercialization of our product candidates; and

•	revenues received from approved products, if any, in the future.
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
     Clinical studies may also be delayed, suspended or terminated as a result of ambiguous or negative interim results, or results that are inconsistent with earlier results. For example, while an independent statistician has completed an analysis of various biomarkers of cardiovascular risk and determined that treatment with once-daily varespladib met the pre-specified criteria for the VISTA-16 study to proceed, an independent DSMB reviewing the clinical data from the VISTA-16 study may recommend the clinical study discontinue based on safety and tolerability. In addition, a clinical study may be suspended or terminated by us, the FDA, the IRB or other reviewing entity overseeing the clinical study at issue, any of our clinical study sites with respect to that site, or other regulatory authorities due to a number of factors, including:
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
     Success in our Phase 2 clinical studies in lowering low-density lipoprotein cholesterol, or LDL-C, C-reactive protein, or CRP, sPLA2 and interleukin-6, or IL-6, during treatment with varespladib does not ensure that later clinical studies, such as our VISTA-16 study, will demonstrate similar reductions in these biomarkers. Each of these biomarkers has been associated with an increased risk for secondary MACE following an acute coronary syndrome. Our inability to demonstrate similar biomarker effects in our VISTA-16 study may reduce our ability to achieve our primary endpoint to reduce MACE and to achieve regulatory approval of varespladib. Recently, an independent statistician completed an analysis of various biomarkers of cardiovascular risk and determined that treatment with once-daily varespladib met the pre-specified criteria for the study to proceed. The analysis required patients on varespladib to demonstrate pre-defined treatment effects versus placebo at relevant time points on a collection of biomarkers including: secretory phospholipase A2 (sPLA2), low density lipoprotein cholesterol (LDL-C), C-reactive protein (CRP), interleukin-6 (IL-6), and a composite responder endpoint defined as patients achieving LDL-C less than 70 mg/dL and CRP below 1.0 mg/L. Despite these interim results on biomarkers from VISTA-16, those results do not necessarily equate with reductions in MACE.
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
     The market for inflammatory disease therapeutics is especially large and competitive. All of the sPLA2 inhibitor compounds we are currently developing, if approved, will face intense competition, either as monotherapies or in combination therapies. We are aware of other companies with products in development that are being tested for anti-inflammatory benefits in patients with acute coronary syndrome, such as Via Pharmaceuticals, Inc. and its 5-lipoxygenase, or 5-LO, inhibitor, which has been evaluated in Phase 2 clinical studies; and GlaxoSmithKline plc and its product candidate, darapladib, which is a lipoprotein associated phospholipase A2, or Lp-PLA2, inhibitor currently being evaluated in Phase 3 clinical studies. Although there are no sPLA2 inhibitor compounds currently approved by the FDA for the treatment of acute chest syndrome associated with sickle cell disease, Droxia, or hydroxyurea, is approved for the prevention of vaso-occlusive crisis, or VOC, in sickle cell disease and thus could reduce the pool of patients with VOC at risk for acute chest syndrome. For lupus, Human Genome Sciences, Inc.’s and GlaxoSmithKline plc’s BAFF antagonist monoclonal antibody, Benlysta, was recently approved by the FDA for treatment of lupus. Further, we are aware of companies with other products in development that are being tested for potential treatment of lupus, ZymoGenetics, Inc. and Merck Serono S.A., whose dual BAFF/APRIL antagonist fusion protein, Atacicept, is in a Phase 3 clinical study for lupus; and Immunomedics, Inc. and UCB S.A., who recently reported favorable results for their CD-22 antagonist humanized antibody, epratuzumab, which completed a Phase 2b clinical study in lupus and has begun a Phase 3 study, and Eli Lilly’s anti-BLYS monoclonal antibody, LY2127399, which has begun two Phase 3 studies.
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
Our agreement with the FDA on a SPA for our VISTA-16 study of varespladib for the potential treatment of acute coronary syndrome does not guarantee any particular outcome from regulatory review of the study or the product candidate.
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
     We are highly dependent on Mr. Paul F. Truex, our President and Chief Executive Officer, Dr. Colin Hislop, our Senior Vice President and Chief Medical Officer and the other principal members of our executive team. The loss of the services of any of these persons might impede the achievement of our research, development and commercialization objectives. Recruiting and retaining qualified scientific personnel and possibly sales and marketing personnel will also be critical to our success. We may not be able to attract and retain these personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific personnel from universities and research institutions. Failure to succeed in clinical studies may make it more challenging to recruit and retain qualified scientific personnel. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us.
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
     As part of our discussions to reactivate our US IND for A-623, we received a request from the FDA for additional information regarding the characterization and qualification of the already manufactured vials of A-623 and plans for any future manufactured vials of A-623 that we intend to use in clinical studies. In response to this request, we provided the FDA additional analytical data regarding all lots of previously manufactured A-623 to be utilized in the current PEARL-SC clinical study. In addition, since new vials of A-623 will be manufactured at a new facility by our partner Merck Biomanufacturing Network (recently acquired by Fujifilm ), we submitted a comparability plan to the FDA on March 4, 2011 to establish appropriate comparability and specifications requirements of newly manufactured vials of A-623 to be included in any future clinical studies. We have had no comments to date. Should the FDA not agree with our comparability protocol proposal or if we are unable to agree on the specifications for future A-623 manufacturing, further clinical development of A-623 beyond the PEARL-SC clinical study would be substantially delayed and we would incur substantial additional expense.
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
     As of the date of this report, we hold a total of four pending U.S. non-provisional patent applications, two pending U.S. provisional patent applications and two pending Patent Cooperation Treaty, or PCT, patent applications. Another PCT application has entered the national phase in the European Patent Office, the Eurasian Patent Organization and 17 other countries. We have also entered into exclusive license agreements for certain composition of matter, method of use and method of making patents and patent applications for certain of our development compounds. These license agreements encompass (i) 13 U.S. patents, one pending U.S. non-provisional patent application, five European, or EP, patents, one pending EP patent application, 20 non-EP foreign patents and three pending non-EP foreign patent applications relating to varespladib and A-001; (ii) more than 30 U.S. patents, one pending U.S. non-provisional patent application, five EP patents, one pending EP patent application, 10 issued non-EP foreign patents and one pending non-EP foreign patent applications relating to other sPLA2 inhibiting compounds including A-003; and (iii) two U.S. patents, one pending U.S. non-provisional patent application, one EP patent, two pending EP patent applications, eleven non-EP foreign patents and 13 non-EP foreign patent applications relating to A-623. Our commercial success will depend in part on our and our licensors’ ability to obtain additional patents and protect our existing patent positions, particularly those patents for which we have secured exclusive rights, as well as our ability to maintain adequate protection of other intellectual property for our technologies, product candidates and any future products in the United States and other countries. If we or our licensors do not adequately protect our intellectual property, competitors may be able to use our technologies and erode or negate any competitive advantage we may have, which could materially harm our business, negatively affect our position in the marketplace, limit our ability to commercialize our product candidates and delay or render impossible our achievement of profitability. The laws of some foreign countries do not protect our proprietary rights to the same extent as the laws of the United States, and we may encounter significant problems in protecting our proprietary rights in these countries.
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
     As of March 31, 2011, there were 32,926,100 shares of our common stock outstanding. In addition, as of March 31, 2011, we had outstanding options to purchase shares of our common stock and restricted stock units of 2,512,931 that, if exercised or released, will result in these additional shares becoming available for sale. A large portion of these shares and outstanding equity awards are held by a small number of persons and investment funds. Sales by these stockholders or option holders of a substantial number of shares could significantly reduce the market price of our common stock. Moreover, certain holders of shares of common stock will have rights, subject to some conditions, to require us to file registration statements covering the shares they currently hold, or to include these shares in registration statements that we may file for ourselves or other stockholders.
     We have registered all common stock that we may issue under our Amended and Restated 2010 Stock Option and Incentive Plan (the “2010 Plan”) and our Employee Stock Purchase Plan (the “ESPP”). As of March 31, 2011, an aggregate of 1,778,261 shares of our common stock has been reserved for future issuance under the 2010 Plan, plus any shares reserved and unissued under our 2005 Equity Incentive Plan, and an aggregate of 350,000 shares has been reserved for future issuance under our ESPP. These shares can be freely sold in the public market upon issuance. If a large number of these shares are sold in the public market, the sales could reduce the trading price of our common stock.
     In addition, we have filed a universal shelf registration statement with the SEC on Form S-3 (File No. 333-172637) on March 7, 2011, which was declared effective on March 11, 2011, for the proposed offering from time to time of up to $75.0 million of our securities, including common stock, preferred stock, debt securities and/or warrants. We may issue securities in the future pursuant to the shelf registration statement based on market conditions or other circumstances.
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
     As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, our administrative staff will be required to perform additional tasks. For example, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, as well as rules subsequently implemented by the SEC and The NASDAQ Global Market, impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. We must also bear all of the internal and external costs of preparing and distributing periodic public reports in compliance with our obligations under the securities laws.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     Previously reported in a Current Report on Form 8-K.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. (REMOVED AND RESERVED)
ITEM 5. OTHER INFORMATION
     None.

ITEM 6. EXHIBITS
The following exhibits are filed as part of this report:

3.1	Fifth Amended and Restated Certificate of Incorporation (filed as Exhibit 3.6 to the registrant’s Registration Statement on Form S-1/A (File No. 333-161930) filed with the SEC on February 3, 2010, and incorporated herein by reference).

3.2	Amended and Restated Bylaws (filed as Exhibit 3.7 to the registrant’s Registration Statement on Form S-1/A (File No. 333-161930) filed with the SEC on February 3, 2010, and incorporated herein by reference).

10.1	Second Addendum to Sublease by and between the Company and Millipore Corporation, as a successor in interest to Guava Technologies, dated as of January 12, 2011 (filed as Exhibit 10.41 to the registrant’s Annual Report on Form 10-K filed with the SEC on March 7, 2011, and incorporated herein by reference).

10.2	Loan and Security Agreement dated March 25, 2011, by and between the Company, Hercules Technology II, L.P. and Hercules Technology Growth Capital, Inc., (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on March 29, 2011, and incorporated herein by reference).

10.3	Form of Warrant Agreement dated March 25, 2011 (filed as Exhibit 10.2 to registrant’s Current Report on Form 8-K filed with the SEC on March 29, 2011, and incorporated herein by reference).

10.4	Lease by and between the Company and MEPT Mount Eden LLC, dated as of May 4, 2011.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANTHERA PHARMACEUTICALS, INC.
May 13, 2011	By:	/s/ Paul F. Truex
Paul F. Truex
President and Chief Executive Officer

May 13, 2011	By:	/s/ Christopher P. Lowe
Christopher P. Lowe
Chief Financial Officer