Form 10-Q
period 2011-06-30
Anthera Pharmaceuticals Inc
filed 2011-08-12
CIK 1316175

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of August 5, 2011, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 40,780,835.

ANTHERA PHARMACEUTICALS, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2011

INDEX

Page
Part I — Financial Information	3
Item 1. Financial Statements (unaudited)	3
Condensed Balance Sheets as of June 30, 2011 and December 31, 2010	3
Condensed Statements of Operations for the Three and Six Months Ended June 30, 2011 and 2010 and for the period from September 9, 2004 (Date of Inception) to June 30, 2011	4
Condensed Statements of Cash Flows for the Six Months Ended June 30, 2011 and 2010 and cumulative period from September 9, 2004 (Date of Inception) to June 30, 2011	5
Notes to Condensed Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3. Quantitative and Qualitative Disclosures About Market Risk	23
Item 4. Controls and Procedures	23
Part II — Other Information	24
Item 1. Legal Proceedings	24
Item 1A. Risk Factors	24
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	42
Item 3. Defaults Upon Senior Securities	42
Item 4. (Removed and Reserved)	42
Item 5. Other Information	42
Item 6. Exhibits	43
Signatures	44
EX-10.2
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ANTHERA PHARMACEUTICALS, INC.

(A Development Stage Company)

CONDENSED BALANCE SHEETS

(in thousands, except share amounts)

(unaudited)

	June 30, 2011	December 31, 2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$108,123	$40,030
Short-term investments	3,977	23,351
Prepaid expenses and other current assets	3,200	1,865
Total current assets	115,300	65,246
Property and equipment — net	1,325	17
Debt issuance costs	312	—
TOTAL	$116,937	$65,263
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$9,783	$3,791
Accrued clinical studies	10,087	3,137
Accrued liabilities	652	468
Accrued payroll and related costs	1,207	609
Total current liabilities	21,729	8,005
Notes payable— net of discount	23,919	—
Total liabilities	45,648	8,005
Commitments and Contingencies (Note 6)
Stockholders’ equity
Preferred stock, $0.001 par value, 5,000,000 shares authorized, 0 shares issued and outstanding as of June 30, 2011 and December 31, 2010	—	—
Common stock, $0.001 par value, 95,000,000 shares authorized; 40,697,789 and 32,853,032 shares issued and outstanding as of June 30, 2011 and December 31, 2010, respectively	41	33
Additional paid-in capital	218,660	162,919
Accumulated comprehensive income (loss)	(32)	(50)
Deficit accumulated during the development stage	(147,380)	(105,644)
Total stockholders’ equity	71,289	57,258
TOTAL	$116,937	$65,263

See accompanying notes to condensed financial statements.

ANTHERA PHARMACEUTICALS, INC.

(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three months ended June 30,		Six months ended June 30,		Cumulative Period from September 9, 2004 (Date of Inception) to June 30,
	2011	2010	2011	2010	2011
OPERATING EXPENSES:
Research and development	$20,586	$6,438	$36,903	$11,680	$117,684
General and administrative	2,096	1,510	4,436	2,734	20,654
Total operating expenses	22,682	7,948	41,339	14,414	138,338
LOSS FROM OPERATIONS	(22,682)	(7,948)	(41,339)	(14,414)	(138,338)
OTHER INCOME (EXPENSE):
Interest and other income	414	12	574	15	1,803
Interest and other expense	(902)	—	(971)	(845)	(2,740)
Mark-to-market adjustment of warrant liability	—	—	—	(3,796)	(3,796)
Beneficial conversion features	—	—	—	—	(4,309)
Total other income (expense)	(488)	12	(397)	(4,626)	(9,042)
NET LOSS	$(23,170)	$(7,936)	$(41,736)	$(19,040)	$(147,380)
Net loss per share—basic and diluted	$(0.66)	$(0.36)	$(1.23)	$(1.07)
Weighted-average number of shares used in per share calculation—basic and diluted	34,900,225	22,223,941	33,903,166	17,843,335

See accompanying notes to condensed financial statements.

ANTHERA PHARMACEUTICALS, INC.

(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,		September 9, 2004 (Date of Inception) to June 30,
	2011	2010	2011
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(41,736)	$(19,040)	$(147,380)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	10	7	100
Amortization of premium/(discount) on short-term investments	84	—	55
Realized gain/loss on short-term investments	(8)	—	(164)
Stock-based compensation expense	1,353	114	2,690
Issuance of preferred and common stock for license fee, interest and service	—	3,673	6,122
Beneficial conversion feature	—	—	4,309
Amortization of discount on convertible notes and notes payable	215	541	892
Amortization of debt issuance costs	39	228	347
Mark-to-market adjustment on warrant liability	—	3,796	3,796
Changes in assets and liabilities:
Prepaid expenses and other assets	(1,342)	(973)	(3,206)
Accounts payable	5,925	156	9,974
Accrued clinical studies	6,951	366	10,087
Accrued liabilities	30	(168)	491
Accrued payroll and related costs	(283)	152	326
Net cash used in operating activities	(28,762)	(11,148)	(111,561)
INVESTING ACTIVITIES:
Property and equipment purchases	(1,318)	(21)	(1,425)
Purchase of short-term investments	(4,486)	(15,283)	(44,235)
Proceeds from sale of short-term investments	23,809	—	40,341
Net cash provided by (used in) investing activities	18,005	(15,304)	(5,319)
FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes and notes payable, net of issuance costs	24,700	(210)	50,953
Net proceeds from issuance of preferred stock	—	—	32,210
Proceeds from issuance of common stock, net of offering costs	54,012	58,567	141,281
Witholding taxes paid on vested restricted stock units	(25)	—	(25)
Proceeds from issuance of common stock pursuant to employee stock purchase plan and exercise of stock options, net	163	79	584
Net cash provided by financing activities	78,850	58,436	225,003
NET INCREASE IN CASH AND CASH EQUIVALENTS	68,093	31,984	108,123
CASH AND CASH EQUIVALENTS — Beginning of period	40,030	3,803	—
CASH AND CASH EQUIVALENTS — End of period	$108,123	$35,787	$108,123

NONCASH INVESTING AND FINANCING ACTIVITIES:
Conversion of convertible promissory notes and accrued interest into common stock, Series A-2 convertible preferred stock and Series B-2 convertible preferred stock, including unamortized debt discount	$—	$13,896	$27,386
Reclassification of warrant and derivative liabilities to additional paid-in capital	$—	$406	$406
Gross issuance of RSUs	$1,021	$—	$1,021
Witholding taxes on vested restricted stock units	$(872)	$—	$(872)
Accrued financing and issuance costs	$252	$—	$252

See accompanying notes to condensed financial statements.

ANTHERA PHARMACEUTICALS, INC.

(A Development Stage Company)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization

Anthera Pharmaceuticals, Inc. (the “Company” or “Anthera”) was incorporated on September 9, 2004 in the state of Delaware.  Anthera is a biopharmaceutical company focused on developing and commercializing therapeutics to treat serious diseases associated with inflammation, including cardiovascular and autoimmune diseases. Two of the Company’s primary product candidates, varespladib and A-001, are inhibitors of the family of human enzymes known as secretory phospholipase A2, or sPLA2. The Company’s other primary product candidate, blisibimod (A-623), targets elevated levels of B-cell activating factor, or BAFF. The Company’s activities since inception have consisted principally of acquiring product and technology rights, raising capital, and performing research and development. Accordingly, the Company is considered to be in the development stage as of June 30, 2011. Successful completion of the Company’s development programs and, ultimately, the attainment of profitable operations are dependent on future events, including, among other things, its ability to access potential markets; secure financing; develop a customer base; attract, retain and motivate qualified personnel; generate revenues; and develop strategic alliances. Although management believes that the Company will be able to successfully fund its operations, there can be no assurance that the Company will be able to do so or that the Company will ever operate profitably.

From September 9, 2004 (Date of Inception) through June 30, 2011, the Company had an accumulated a deficit of approximately $147.4 million. During the three and six months ended June 30, 2011, the Company incurred a net loss of $23.2 million and $41.7 million respectively. Cash used in operating activities was approximately $28.8 million for the six months ended June 30, 2011. The Company expects to continue to incur substantial losses and negative cash flows over the next several years during its clinical development phase. To fully execute its business plan, the Company will need to complete certain research and development activities and clinical studies. Further, the Company’s product candidates will require regulatory approval prior to commercialization. These activities may span many years and require substantial expenditures to complete and may ultimately be unsuccessful. Any delays in completing these activities could adversely impact the Company. The Company plans to meet its capital requirements primarily through issuances of equity securities, debt financing, and in the longer term, revenue from product sales. Failure to generate revenue or raise additional capital would adversely affect the Company’s ability to achieve its intended business objectives.

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“U. S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required for complete financial statements. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary to present fairly the Company’s interim consolidated financial information. The results for the six months ended June 30, 2011 are not necessarily indicative of the results to be expected for the year ending December 31, 2011 or for any other period. The condensed balance sheet as of December 31, 2010 has been derived from the audited financial statements as of that date but it does not include all of the information and notes required by U.S. GAAP. The accompanying unaudited condensed financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission (“SEC”) on March 7, 2011.

Significant Accounting Policies

There have been no changes in our significant accounting policies for the three and six month period ended June 30, 2011, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

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

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”), which will enhance comparability between entities that report under U.S. GAAP and those that report under International Financial Reporting Standards (“IFRS”). ASU 2011-05 requires companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of equity. ASU 2011-05 is effective for the Company’s interim and annual periods beginning after December 15, 2011 and must be applied retrospectively. Early adoption is permitted. The Company does not anticipate that the adoption of ASU 2011-05 will have a material effect on its financial position or results of operations.

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“ASU 2011-04”), which amends ASC 820, Fair Value Measurement (“ASC 820”). ASU 2011-04 provides a consistent definition and measurement of fair value, as well as similar disclosure requirements between U.S. GAAP and IFRS. ASU 2011—04 changes certain fair value measurement principles, clarifies the application of existing fair value measurement and expands the ASC 820 disclosure requirements, particularly for Level 3 fair value measurements. ASU 2011-04 is effective for the Company prospectively for interim and annual periods beginning after December 15, 2011.  Early adoption is not permitted.  The Company does not anticipate that the adoption of ASU 2011-04 will have a material effect on its financial position or results of operations.

2. NET LOSS PER SHARE

Basic net loss attributable to common stockholders per share is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding during the period. Shares issued during the period and shares reacquired during the period are weighted for the portion of the period that they were outstanding. The computation of diluted net loss per share is similar to the computation of basic net loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. In addition, in computing the dilutive effect of convertible securities, the numerator is adjusted to add back any convertible preferred dividends and the after-tax amount of interest recognized in the period associated with any convertible debt. The numerator also is adjusted for any other changes in income or loss that would result from the assumed conversion of those potential common shares, such as profit-sharing expenses. Diluted net loss per share is identical to basic net loss per share since common equivalent shares are excluded from the calculation, as their effect is anti-dilutive.

The following table summarizes the Company’s calculation of net loss per common share (in thousands except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net loss per share
Numerator
Net loss	$(23,170)	$(7,936)	$(41,736)	$(19,040)
Denominator
Weighted-average common shares outstanding	34,914,521	22,280,192	33,921,422	17,896,770
Less: Weighted-average shares subject to repurchase	(14,296)	(56,251)	(18,256)	(53,435)
Denominator for basic and diluted net loss per share	34,900,225	22,223,941	33,903,166	17,843,335
Basic and diluted net loss per share	$(0.66)	$(0.36)	$(1.23)	$(1.07)

The following table shows weighted-average historical dilutive common share equivalents outstanding, which are not included in the above historical calculation, as the effect of their inclusion is anti-dilutive during each period:

	Three Months Ended June 30,				Six Months Ended June 30,
	2011		2010		2011		2010
Options to purchase common stock	963,990		1,026,259		950,687		1,064,288
Common stock subject to repurchase	14,296		56,251		18,256		53,435
Warrants to purchase common stock	4,878,565	(1)	357,136	(2)	4,731,169	(1)	357,136	(2)
Restricted Stock Units	288,096		—		294,308		—
Total	6,144,947		1,439,646		5,994,420		1,474,859

(1)

Consists of warrants to purchase 357,136 shares of common stock which carry a contractual term of five years and terminate upon the earlier of i) five years from the date of issuance, which will be July 17, 2014 or September 9, 2014, and ii) upon certain corporate transactions; warrants to purchase 4,200,000 shares of common stock which carry a contractual term of five years expiring September 24, 2015; and warrants to purchase 321,429 and 174,033 shares of common stock, for the three and six months ended June 30, 2011, respectively, which carry a contractual term of seven years expiring March 25, 2018. Each of the warrants contains a customary net issuance feature, which allows the warrant holder to pay the exercise price of the warrant by forfeiting a portion of the executed warrant shares with a value equal to the aggregate exercise price.

(2)

Consists of warrants to purchase 357,136 shares of common stock which carry a contractual term of five years and terminate upon the earlier of i) five years from the date of issuance, which will be July 17, 2014 or September 9, 2014, and ii) upon certain corporate transactions.

3. CASH EQUIVALENTS AND INVESTMENTS

At June 30, 2011 and December 31, 2010, the amortized cost and estimated fair value of investments is set forth in the following tables (in thousands):

	June 30, 2011
	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value
Cash	$76,550	$—	$76,550
Money market funds	31,573	—	31,573
Certificates of deposit	3,988	(11)	3,977
Total	112,111	(11)	112,100
Less amounts classified as cash and cash equivalents	(108,123)	—	(108,123)
Total	$3,988	$(11)	$3,977

	December 31, 2010
	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value
Cash	$15,499	$—	$15,499
Money market funds	19,467	—	19,467
Certificates of deposit	14,478	(7)	14,471
Corporate bonds	4,011	—	4,011
Investments in foreign sovereign debt	10,017	(84)	9,933
Total	63,472	(91)	63,381
Less amounts classified as cash and cash equivalents	(40,045)	15	(40,030)
Total	$23,427	$(76)	$23,351

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

The following tables present the Company’s fair value hierarchy for all its financial assets (including those in cash and cash equivalents), in thousands, by major security type measured at fair value on a recurring basis as of June 30, 2011 and December 31, 2010:

	June 30, 2011
	Estimated Fair Value	Level 1	Level 2	Level 3
Money market funds	$31,574	$31,574	$—	$—
Certificates of deposit	3,977	—	3,977	—
Total	$35,551	$31,574	$3,977	$—

	December 31, 2010
	Estimated Fair Value	Level 1	Level 2	Level 3
Money market funds	$19,467	$19,467	$—	$—
Certificates of deposit	14,471	—	14,471	—
Corporate bonds	4,011	—	4,011	—
Investments in foreign sovereign debt	9,933	—	9,933	—
Total	$47,882	$19,467	$28,415	$—

5. PROPERTY AND EQUIPMENT

Property and equipment are comprised of the following (in thousands):

	June 30,	December 31,
	2011	2010
Computers and software	$77	$77
Office equipment and furniture	17	17
Leasehold improvements	11	11
Lab equipment	23	—
Construction in progress	1,295	—
Total property and equipment	1,423	105
Less accumulated depreciation	(98)	(88)
Property and equipment, net	$1,325	$17

6. COMMITMENTS AND CONTINGENCIES

The Company leases its main operating facility in Hayward, California. The Company began occupying this operating facility in the second quarter of 2010 and amended its lease for the facility in April 2011. The new lease commences on August 1, 2011 and includes approximately $245,000 in tenant improvement reimbursements from the landlord. Pursuant to the amendment, the lease increased the Company’s square footage from 7,800 square feet to 14,034 square feet. The new lease expires in September 30, 2014. The Company will recognize rental expense on the facility on a straight line basis over the term of the lease. Differences between the straight line net expense on rent payments will be classified as deferred rent liability on the balance sheet.

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

On December 18, 2007, the Company entered into a worldwide, exclusive license agreement with Amgen, Inc. (“Amgen”), or the Amgen Agreement, to develop and commercialize blisibimod (A-623) for the treatment of systemic lupus erythematosus (“lupus”). Under the terms of the Amgen Agreement, the Company paid a nonrefundable, upfront license fee of $6.0 million. As there is no future alternative use for the technology, the Company expensed the license fee in research and development expenses during 2007.

Under the terms of the Amgen Agreement, the Company is obligated to make additional milestone payments to Amgen of up to $33.0 million upon the achievement of certain development and regulatory milestones. The Company is also obligated to pay tiered royalties on future net sales of products, ranging from the high single digits to the low double digits, which are developed and approved as defined by this collaboration. The Company’s royalty obligations as to a particular licensed product will be payable, on a country-by-country and licensed product-by-licensed product basis, for the longer of (a) the date of expiration of the last to expire valid claim within the licensed patents that covers the manufacture, use or sale, offer to sell, or import of such licensed product by the Company or a sublicense in such country or (b) 10 years after the first commercial sale of the applicable licensed product in the applicable country. There were no outstanding obligations due to Amgen as of June 30, 2011.

7. COMPREHENSIVE LOSS

Comprehensive loss is comprised of net loss and certain changes in equity that are excluded from net loss. Components of comprehensive loss include unrealized gains on available-for-sale securities, and unrealized gains related to foreign currency transactions. The components of comprehensive loss are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net loss	$(23,170)	$(7,936)	$(41,736)	$(19,040)
Unrealized gain (loss) on available-for-sale securities	—	(32)	2	(32)
Foreign currency translation adjustments	(324)	—	17	—
Comprehensive loss	$(23,494)	$(7,968)	$(41,717)	$(19,072)

8. NOTES PAYABLE

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

The Company applied the relative fair value method, described in ASC 470-20-30-1, to allocate the $25.0 million proceeds received under the Loan Agreement between the loan and warrant. The initial carrying amount assigned to the loan was $23.7 million and was recorded as  Notes payable — net of discount on the Company’s balance sheet. The fair value allocated to the warrant of $1.3 million was recorded as an increase to additional paid-in capital in the Company’s balance sheet. The resulting $1.3 million discount from the $25.0 million par value of the loan is being amortized as an additional interest expense over the term of the loan using the effective interest rate method. At June 30, 2011, this warrant remained outstanding and exercisable.

In connection with the Loan Agreement, the Company incurred note issuance costs of approximately $370,200, which are recorded as long-term assets on the Company’s balance sheet. The note issuance costs are being amortized to interest expense over the term of the Loan Agreement using the effective interest rate method.

9. STOCKHOLDERS’ EQUITY

On June 8, 2011, the Company utilized its shelf registration statement to sell 7,666,667 shares of its common stock at $7.50 per share.  The Company received net proceeds of approximately $54 million, which will be used for general corporate purposes.

10.  SHARE-BASED COMPENSATION PLANS

Option Plans

At June 30, 2011, the Company had the following plans that give rise to share-based compensation: (i) two stock option plans, the 2005 Equity and Incentive Plan (the “2005 Plan”) and the 2010 Stock Option and Incentive Plan (the “2010 Plan”), and (ii) the 2010 Employee Stock Purchase Plan. The terms of awards granted during the six months ended June 30, 2011 and the methods for determining grant-date fair value of the awards were consistent with those described in the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

On January 1, 2011, in accordance with the 2010 Plan annual increase provisions, the authorized shares in the 2010 Plan increased by 1,315,214.

The following table summarizes stock option activity under the Company’s share-based compensation plans for the six months ended June 30, 2011:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Balance at December 31, 2010	1,275,991	$1.26	7.07	$4,700,543
Granted	1,314,000	$5.81
Exercised	(125,880)	$1.16
Cancelled	(91,886)	$5.76
Balance at June 30, 2011	2,372,225	$3.61	8.13	$10,810,115
Vested at June 30, 2011	1,053,781	$1.25	6.46	$7,290,176
Vested and expected to vest at June 30, 2011	2,372,225	$3.61	8.13	$10,810,115

The intrinsic value of stock options represents the difference between the exercise price of stock options and the market price of our stock on that day for all in-the-money options.

As of June 30, 2011, there were 270,234 shares available for future issuance under the 2010 Plan.

Restricted Stock Units

The Company grants restricted stock unit awards (“RSU’s”) under its 2010 Plan, as determined by the Company’s compensation committee, which are issued upon vesting. The restricted stock units granted represent a right to receive shares of common stock at a future date determined in accordance with the participant’s award agreement. An exercise price and monetary payment are not required for receipt of restricted stock units or the shares issued in settlement of the award. Instead, consideration is furnished in the form of the participant’s services to the Company. Substantially all of the restricted stock units vest over four years.

In June 2011, the Company amended the 2010 Plan to allow  individuals who had received RSU’s to net share settle in excess of the minimum statutory withholding amount for taxes.  In accordance with ASC 718-10-25, this modification resulted in the RSU’s being classified as a liability, and the subsequent change in fair value to be recorded as expense. The unsettled RSU’s will be remeasured at each reporting date and any changes in valuation will be recorded as compensation expense for the period.  The company recognized approximately $0.3 million in expense related to the remeasurement of the awards in June 2011. As of June 30, 2011, the liability related to the unsettled awards was approximately $34,000.

The following table summarizes activity related to our restricted stock units and awards:

	Shares	Weighted- Average Grant Date Fair Value
Outstanding at December 31, 2010	302,500	$5.13
RSU’s granted	10,000	$4.88
RSU’s released	(136,875)	$5.23
RSU forfeitures and cancellations	(10,125)	$4.48
Outstanding at June 30, 2011	165,500	$5.07

RSUs are converted into common stock upon vesting. Upon the vesting of restricted stock units, we offer the use of the net share settlement approach and withhold a portion of the shares issued to the employee by the corresponding whole number share value, if required. The number and the value of the shares netted for employee taxes are summarized in the table below (in thousands, except share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Shares withheld	126,875	—	126,875	—
Fair value of shares withheld	$872	—	$872	—

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

The purchase price per share is 85% of the fair market value of the common stock as of the first date or the ending date of the applicable semi-annual purchase period, whichever is less. Purchases are generally made on the last trading day of each June and December.  There were 13,187 shares issued under the ESPP during the six months ended June 30, 2011. As of June 30, 2011, 311,897 shares were available for future purchase under the ESPP.

11. STOCK-BASED COMPENSATION

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

The estimated grant date fair values of the employee stock options and stock purchase rights were calculated using the Black-Scholes option-pricing model with assumptions as follows:

Stock Option Plans

	Three Months Ended June 30,		Six Months Ended June 30,		Period from September 9, 2004 (Date of Inception) to June 30,
	2011	2010	2011	2010	2011
Expected Volatility	64%	N/A	63%	89%	73%
Dividend Yield	0%	N/A	0%	0%	0%
Risk-Free Interest Rate	2.13%	N/A	2.32%	3.02%	3.30%
Expected Term (years)	6.25	N/A	6.25	6.25	6.25

ESPP

	Three Months ended June 30, 2011	Six Months ended June 30, 2011	Period from September 9, 2004 (Date of Inception) to June 30, 2011
Expected Volatility	50%	54%	62%
Dividend Yield	0%	0%	0%
Risk-Free Interest Rate	0.09%	0.13%	0.15%
Expected Term (years)	0.5	0.5	0.5

Stock-Compensation Summary

Compensation cost for stock options granted to employees is based on the grant-date fair value and is recognized over the vesting period of the applicable option on a straight-line basis. The estimated per share weighted-average fair value of stock options granted to employees during the three and six months ended June 30, 2011 was $4.93 and $3.50, respectively.  The estimated per share weighted-average fair value of stock options granted to employees during the three and six months ended June 30, 2010 and for the period from September 4, 2004 (Date of Inception) to June 30, 2011 was $0.00 (as no options were granted in the three month period ended June 30, 2010), $5.30  and $1.64, respectively.

Total stock-based compensation expense for equity awards granted to employees and non-employees recognized (in thousands) was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,		Period from September 9, 2004 (Date of Inception) to June 30,
	2011	2010	2011	2010	2011
Research and development	$254	$21	$490	$41	$932
General and administrative	511	41	863	73	1,758
Total stock-based compensation	$765	$62	$1,353	$114	$2,690

As of June 30, 2011, there was $4.4 million of unrecognized compensation expense related to options. The unrecognized compensation expense will be amortized on a straight-line basis over a weighted-average remaining period of 3.18 years.

Nonemployee Stock-Based Compensation

In connection with share based awards granted to consultants, the Company recorded $0 and $48,800 (relating to restricted stock awards), $4,195, $8,399 and $215,144 for nonemployee stock-based compensation during the three and six months ended June 30, 2011 and 2010 and for the period from September 9, 2004 (Date of Inception) to June 30, 2011, respectively. These amounts were based upon the fair value of the vested portion of the grants. Amounts expensed during the remaining vesting period will be determined based on the fair value at the time of vesting.

12. RELATED PARTY TRANSACTIONS

The Company engaged an outside service provider whose chief executive officer is a founder of the Company and spouse of an officer of the Company, for clinical management services. In consideration for the services rendered, the Company paid the following fees (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,		Period from September 9, 2004 (Date of Inception) to June 30,
	2011	2010	2011	2010	2011
Project management fees	$878	$82	$1,499	$82	$2,164

As of June 30, 2011, the Company had approximately $1.2 million payable to this organization for services performed during the period compared to approximately $0.5 million payable as of December 31, 2010. There were no changes to the scope of services performed by this entity in the quarter ended June 30, 2011 as compared to the quarter ended March 31, 2011.  Further, we anticipate this relationship to continue for the foreseeable future.

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

Overview

We are a biopharmaceutical company focused on developing and commercializing products to treat serious diseases associated with inflammation, including cardiovascular and autoimmune diseases. We currently have one Phase 3 clinical program, varespladib, and two Phase 2 clinical programs, blisibimod (A-623) and A-001. Two of our product candidates, varespladib and A-001, are designed to inhibit a novel enzyme target known as secretory phospholipase A2, or sPLA2. Elevated levels of sPLA2 have been implicated in a variety of acute inflammatory conditions, including acute coronary syndrome and acute chest syndrome associated with sickle cell disease, as well as in chronic diseases, including stable coronary artery disease. In addition, our Phase 2 product candidate, blisibimod (A-623), targets elevated levels of B-cell activating factor, or BAFF, which has been associated with a variety of B-cell mediated autoimmune diseases, including systemic lupus erythematosus, or lupus, lupus nephritis, rheumatoid arthritis, multiple sclerosis, Sjögren’s Syndrome, Graves’ Disease and others.

We were incorporated and commenced operations in September 2004. Since our inception, we have generated significant losses. As of June 30, 2011, we had an accumulated deficit of approximately $147.4 million. As of the date of this filing, we have never generated any revenue and have generated only interest income from cash and cash equivalents and short-term investments. We expect to incur substantial and increasing losses for at least the next several years as we pursue the development and commercialization of our product candidates.

To date, we have funded our operations through equity offerings, private placements of convertible debt and debt financings, raising net proceeds of approximately $224 million. We will need substantial additional financing to continue to develop our product candidates, obtain regulatory approvals and to fund operating expenses, which we will seek to raise through public or private equity or debt financings, collaborative or other arrangements with third parties or through other sources of financing. We cannot assure you that such funds will be available on terms favorable to us, if at all. In addition to the normal risks associated with development-stage companies, we may never successfully complete development of any of our product candidates, obtain adequate patent protection for our technology, obtain necessary government regulatory approval for our product candidates or achieve commercial viability for any approved product candidates. In addition, we may not be profitable even if we succeed in commercializing any of our product candidates.

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

Research and Development Expenses

Since our inception, we have focused our activities on our product candidate development programs. We expense research and development costs as they are incurred. Research and development expenses consist of personnel costs, including salaries, benefits and stock-based compensation, clinical studies performed by contract research organizations, or CROs, materials and supplies, licenses and fees and overhead allocations consisting of various administrative and facilities-related costs. Research and development activities are also separated into three main categories: licensing, clinical development and pharmaceutical development. Licensing costs consist primarily of fees paid pursuant to license agreements. Historically, our clinical development costs have included costs for preclinical and clinical studies. We expect to incur substantial clinical development costs for our Phase 3 clinical study named VISTA- 16 for varespladib and for our Phase 2b clinical study named PEARL-SC for blisibimod (A-623), as well as for the development of our other product candidates. Pharmaceutical development costs consist of expenses incurred relating to clinical studies and product formulation and manufacturing.

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

The following table shows our total research and development expenses for the three and six months ended June 30, 2011 and 2010, and for the period from September 9, 2004 (Date of Inception) through June 30, 2011 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,		For the Period September 9, 2004 (Date of Inception) to June 30,
	2011	2010	2011	2010	2011
Allocated costs:
A-001	$143	$21	$167	$113	$6,675
Varespladib	11,979	3,695	21,302	7,963	68,393	(1)(2)
Blisibimod (A-623)	6,400	1,857	12,081	2,158	24,051	(3)
Unallocated costs	2,064	865	3,353	1,446	18,565
Total development	$20,586	$6,438	$36,903	$11,680	$117,684

(1)      Includes milestone payments of $3.5 million pursuant to amendments to the license agreements with each of Eli Lilly and Shionogi & Co. Ltd.

(2)      Includes license fees of $4.0 million pursuant to a license agreement with each of Eli Lilly and Shionogi & Co. Ltd., which were paid in cash and shares of preferred stock in 2006.

(3)      Includes a one-time license initiation fee of $6.0 million pursuant to a license agreement with Amgen.

We expect our research and development expenses to increase significantly as we continue to develop our product candidates. We began enrollment of patients in the VISTA-16 study of varespladib for the treatment of patients experiencing acute coronary syndrome in June 2010. We also initiated the PEARL-SC study of blisibimod (A-623) in July 2010. We intend to fund our clinical studies with existing cash and proceeds from potential future debt and equity offerings.

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

•             fees paid to vendors in connection with preclinical development activities.

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

Stock-Based Compensation

Compensation costs related to all equity instruments, excluding RSU’s, are recognized at the grant-date fair value of the awards. RSU’s are accounted for as a liability award, and as such the fair value of the awards are remeasured at each reporting date. Additionally, we are required to include an estimate of the number of awards that will be forfeited in calculating compensation costs, which are recognized over the requisite service period of the awards on a straight-line basis. We account for stock-based compensation using the Black-Scholes option pricing model to estimate the fair value of each option grant on the date of grant. Black-Scholes option pricing model requires the input of highly subjective assumptions, including the expected stock price volatility, expected term, and forfeiture rate. Any changes in these highly subjective assumptions significantly impact stock-based compensation expense.

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

We actively review current investment ratings, company specific events, and general economic conditions in managing our investments and determining whether there is a significant decline in fair value that is other-than-temporary. As of June 30, 2011, our short-term marketable securities have been classified as “available-for-sale” and are carried at fair value. Available-for-sale investments with original maturities of greater than three months at the date of purchases are classified as short-term investments as these investments generally consist of marketable securities that are intended to be available to meet current cash requirements.

Recognized gains and losses on available for sale investments during the three and six months ended June 30, 2011 was approximately $0.3 million and $0.5 million. Recognized gains and losses for such investments were not material in three and six month period ended June 30, 2010. Management determines the appropriate classification of investments at the time of purchase and reevaluates the classification at each reporting date.

Results of Operations

Comparison of the Three and Six  Months Ended June 30, 2011 and 2010

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

The following table summarizes the period over period changes in our research and development expenses (in millions):

	Three Months ended June 30,			Six Months ended June 30,
	2011	2010	Change	2011	2010	Change
Research and development expense	$20.6	$6.4	222%	$36.9	$11.7	215%

Research and development expenses for the three months ended June 30, 2011 increased by $14.2 million, or 222%, compared to the same period in 2010, due primarily to increased clinical trial costs associated with our  Phase 3 clinical study of varespladib and Phase 2 clinical study of blisibimod (A-623) of approximately $12.8 million.  The trial costs increased as a result of accelerating enrollment and additional clinical sites for the VISTA-16 and PEARL-SC clinical studies.   Manufacturing development activities  also increased by approximately $2.6 million over the prior period in 2010.  We increased  headcount to support our clinical development activities.

Research and development expenses for the six months ended June 30, 2011 increased by $25.2 million, or 215%, compared to the same period in 2010, due primarily to increased clinical trial costs  associated with our  Phase 3 clinical study of varespladib and Phase 2 clinical study of blisibimod (A-623) of approximately $24 million.  The trial costs increased as a result of accelerating enrollment and additional clinical sites for the VISTA-16 and PEARL-SC clinical studies.   Manufacturing development activities  also increased by approximately $5.5 million over the prior period in 2010.  We increased  headcount to support our clinical development activities.

General and administrative expenses. General and administrative expenses consist of personnel costs for employees in executive, business development and operational functions, professional service fees including corporate legal fees, accountant fees and overhead allocations consisting of various administrative and facilities-related costs.

The following table summarizes the period over period changes in our general and administration expenses (in millions):

	Three Months ended June 30,			Six Months ended June 30,
	2011	2010	Change	2011	2010	Change
General and administrative expense	$2.1	$1.5	40%	$4.4	$2.7	63%

General and administrative expenses for the three months ended June 30, 2011 increased by $0.6 million, or 40%, compared to the same period in 2010. This was due primarily to increased headcount and related salaries and benefits to support our expanding business activities, and increased professional services incurred in connection with our financial audit and other costs associated with operating as a public company.

General and administrative expenses for the six months ended June 30, 2011 increased by $1.7 million, or 63%, compared to the same period in 2010. This was due primarily to increased headcount and related salaries and benefits to support our expanding business activities, and increased professional services incurred in connection with our financial audit and other costs associated with operating as a public company.

Interest and other income.  Interest and other income consisted of interest earned on our cash, cash equivalents and short-term investments and realized gains relating to investments.  Interest and other income was approximately $0.4 million and $0.6 million for the three and six months ended June 30, 2011 as compared to $0.01 million and $0.02 million for the prior period.  The increase is primarily due to higher cash and investment balances in the current year due to proceeds received from the issuance of note payable and equity offering as compared to the prior year. Further included in the six months ended June 30, 2011 were realized foreign currency gains of approximately $0.5 million on our short-term investments.

Interest and other expense. Interest and other expense was $0.9 million and $1.0 million for the three and six months ended June 30, 2011, compared with $0 and $4.6 million for the three and six months June 30, 2010.  Interest and other expense for the three and six months ended June 30, 2011 consists primarily of interest expense, amortization of note discount and note issuance costs, and an end of term charge associated with our note issued under a Loan and Security Agreement with Hercules in March 2011.  Interest and other expense for the three and six months ended June 30, 2010 consists of primarily non-cash charge related to the amortization of discounts, mark-to-market adjustment relating to warrants and embedded derivative associated with our convertible promissory notes issued in July and September of 2009, which were converted into shares of our common stock upon the closing of our initial public offering (“IPO”) in March 2010.

Liquidity and Capital Resources

To date, we have funded our operations primarily through private placements of preferred stock and common stock, convertible and nonconvertible debt and our IPO. As of June 30, 2011, we had received net proceeds of approximately $174 million from the sale of equity securities, approximately $26.2 million from the issuance of convertible promissory notes, and approximately $24.7 million from the issuance of note payable. As of June 30, 2011, we had cash, cash equivalents and short-term investments of approximately $112 million.

Cash, cash equivalents and investments consist of the following (in thousands):

	June 30, 2011	December 31, 2010
Cash and cash equivalents	$108,123	$40,030
Short-term investments	3,977	23,351
Total	$112,100	$63,381

Our principal liquidity requirements are primarily to meet our working capital needs, support ongoing business activities, research and development, and our capital expenditure needs.

In March 2011, we filed a shelf registration statement with the Securities and Exchange Commission (“SEC”) under which we may issue up to $75.0 million in shares of common stock, preferred stock, debt securities and/or warrants. As of June 30, 2011, $57,500,000 (or 7,666,667 shares of common stock) have been issued under the shelf registration statement.

Cash Flows

Cash flows from operating activities

For the six months ended June 30, 2011 and 2010, we incurred a net loss of approximately $41.7 million and $19.0 million, respectively.

Net cash used in operating activities was approximately $28.8  million for the six months ended June 30, 2011. The net loss is higher than cash used in operating activities by $12.9 million. The primary drivers for the difference are adjustments for non-cash charges of $7.0 million in clinical trial accruals which is based upon our estimated clinical trial performance to date, increase in other operating assets and liabilities of $4.3 million, and adjustments for non-cash charges such as stock-based compensation of approximately $1.4 million.

Net cash used in operating activities was approximately $11.1 million for the six months ended June 30, 2010. The net loss is higher than cash used in operating activities by $7.9 million. The primary drivers for the difference are adjustments for non-cash charges such as stock-based compensation of approximately $0.1 million, amortization of note discount and debt issuance cost of approximately $0.8 million, issuance of $3.5 million worth of common stock in lieu of cash milestone payments due to Eli Lilly and Shionogi & Co., Ltd., the conversion of approximately $0.3 million of accrued interest into shares of common stock upon conversion of certain convertible promissory notes, mark-to-market adjustments relating to warrant and derivative liability of $3.8 million, offset by a decrease in operating assets and liabilities of approximately $0.5 million.

Cash flows from  investing activities

Net cash provided by investing activities was approximately $18.0 million for the six months ended June 30, 2011, and was primarily driven by the maturities of short-term investments during the period.

Net cash used by investing activities was $15.3 million for the six months ended June 30, 2010 and was primarily driven by the purchase of short-term investments during the period.

Cash flows from financing activities

Net cash provided by financing activities was approximately $78.9 million for the six months ended June 30, 2011 and consisted primarily of net proceeds of approximately $24.7 million received from the issuance of note payable with Hercules in March 2011, and approximately $54 million in net proceeds received from the equity offering in June 2011.

Net cash provided by financing activities was approximately $58.4 million for the six months ended June 30, 2010 and consisted of proceeds of approximately $61.2 million received from the issuance of common stock at our IPO, the exercise of the overallotment option by our underwriters in connection with our IPO, and the release of funds held in an escrow account concurrent with the closing of our IPO, offset by approximately $2.9 million of issuance cost paid during the period.

Contractual Obligations and Commitments

The Company has lease obligations consisting of an operating lease in connection with a sublease for our operating facility that commenced in October 2008 and expires September 2014, for approximately 7,800 square feet, through July 2011, and 14,034 square feet, subsequent to July 2011, of office space, and office equipment leases that commenced in October 2007 and will expire in June 2013.

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

The following table summarizes our estimated scheduled future minimum contractual obligations and commitments as of June 30, 2011 (in thousands) :

Payments Due by Period	Note Payable	Facility Lease	Equipment Lease	Total
Less than 1 yr	$4,862	$176	$3	$5,041
1-3 Years	22,841	466	5	23,312
3-5 Years	3,860	61	—	3,921
After 5 Years	—	—	—	—
Total	$31,563	$703	$8	$32,274

The above amounts exclude potential payments to be made under our license agreements to our licensors that are based on the progress of our product candidates in development, as these payments are not determinable, and potential milestone payments on the development of blisibimod (A-623). Please refer to Note 6 to our financial statements for additional details of these potential payments.

Funding Requirements

We expect to incur substantial expenses and generate significant operating losses as we continue to advance our product candidates into preclinical studies and clinical studies and as we:

•             continue clinical development of varespladib;

•             continue clinical development of blisibimod (A-623);

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. We are exposed to market risk related to fluctuations in interest rates, market prices, and foreign currency exchange rates. However, since a majority of our investments are in short-term certificates of deposit, FDIC-insured corporate bonds and money market funds, we do not believe we are subject to any material market risk exposure. As of June 30, 2011, we did not have any material derivative financial instruments. The fair value of our marketable securities, including those included in cash equivalents and short-term investments, was $35.6 million as of June 30, 2011.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive and financial officers, evaluated the effectiveness of our disclosures controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2011, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended June 30, 2011 identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are a development stage company with only seven years of operating history. We have focused primarily on developing our three product candidates, varespladib, blisibimod (A-623) and varespladib sodium (A-001). We have financed our operations exclusively through equity offerings, private placements of convertible debt, and debt financings and we have incurred losses in each year since our inception in September 2004. Our net losses were approximately $8.7 million in 2006, $25.7 million in 2007, $18.1 million in 2008, $12.2 million in 2009, and $40.4 million in 2010 and $23.2 million and $41.7 million for the three and six months ended June 30, 2011. As of June 30, 2011, we had an accumulated deficit of approximately $147.4 million. Substantially all of our losses resulted from costs incurred in connection with our product development programs and from general and administrative costs associated with our operations.

We expect to incur additional losses over the next several years, and these losses may increase if we cannot generate revenues. Our historical losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect our development expenses, as well as our clinical product manufacturing expenses, to increase in connection with our pivotal Phase 3 clinical study named VISTA-16 for varespladib, our Phase 2b clinical study named PEARL-SC for blisibimod (A-623) and other clinical studies related to the development of blisibimod (A-623). In addition, we will incur additional costs of operating as a public company and, if we obtain regulatory approval for any of our product candidates, we may incur significant sales, marketing, in-licensing and outsourced manufacturing expenses as well as continued product development expenses. As a result, we expect to continue to incur significant and increasing losses for the foreseeable future.

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

•             obtain favorable results for and advance the development of our product candidate blisibimod (A-623) for the treatment of B-cell mediated autoimmune diseases, including successfully launching and completing PEARL-SC or other clinical studies in patients with systemic lupus erythematosus, or lupus, or other indications related to the development of blisibimod (A-623);

•             obtain favorable results for and advance the development of our product candidate A-001 for the prevention of acute chest syndrome associated with sickle cell disease, including completing a multi-center Phase 2 clinical study;

•             successfully execute our planned preclinical studies in animals and clinical studies in human beings for our other product candidates;

•             obtain regulatory approval for varespladib, blisibimod (A-623), A-001 and our other product candidates;

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

All of our product candidates are subject to the risks of failure inherent in the development of therapeutics based on new technologies. Currently, we have three product candidates in clinical development: varespladib, blisibimod (A-623) and A-001. These product candidates could fail in clinical studies if we are unable to demonstrate that they are effective or if they cause unacceptable adverse effects in the patients we treat. Failure of our product candidates in clinical studies would have a material adverse effect on our ability to generate revenue or become profitable. If we are not successful in achieving regulatory approval for our product candidates or are significantly delayed in doing so, our business will be materially harmed.

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

We will need to raise substantial additional capital to fund our operations and to develop our product candidates. Our future capital requirements could be substantial and will depend on many factors including:

•             the rate of progress of our Phase 3 clinical study named VISTA-16 study for varespladib and our Phase 2b clinical study named PEARL-SC or other studies for blisibimod (A-623);

•             the scope, size, rate of progress, results and costs of our preclinical studies, clinical studies and other development activities for one or more of our other product candidates;

•             manufacturing campaign of blisibimod (A-623) clinical matters, including formulation development and enhancement;

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

In addition, in December 2007, we entered into a license agreement with Amgen Inc., or Amgen, pursuant to which we obtained an exclusive worldwide license to certain technology and compounds relating to blisibimod (A-623). Pursuant to our license agreement with Amgen, we are required to make various milestone payments upon our achievement of certain development, regulatory and commercial objectives for any blisibimod (A-623) formulation. We are required to pay up to $10.0 million upon achievement of certain pre-approval clinical development milestones and up to $23.0 million upon achievement of certain post-approval milestones. We are also required to make tiered quarterly royalty payments on net sales, which increase as a percentage from the high single digits to the low double digits as net sales increase. The timing of our achievement of these events and corresponding milestone payments becoming due to Eli Lilly, Shionogi & Co., Ltd. and Amgen is subject to factors relating to the clinical and regulatory development and commercialization of certain sPLA2 inhibitors or blisibimod (A-623), as applicable, many of which are beyond our control. We may become obligated to make a milestone payment during a period in which we do not have the cash on hand to make such payment, which could require us to delay our clinical studies, curtail our operations, scale back our commercialization and marketing efforts, seek funds to meet these obligations at terms unfavorable to us or default on our license agreements, which could result in license termination.

Our limited operating history makes it difficult to evaluate our business and prospects.

We were incorporated in September 2004. Our operations to date have been limited to organizing and staffing our company, acquiring product and technology rights, conducting product development activities for our primary product candidates, varespladib, blisibimod (A-623) and A-001, and performing research and development. We have not yet demonstrated an ability to obtain regulatory approval for or commercialize a product candidate. Consequently, any predictions about our future performance may not be as accurate as they could be if we had a history of successfully developing and commercializing pharmaceutical products.

Risks Associated with Development and Commercialization of Our Product Candidates

We depend substantially on the success of our three primary product candidates, varespladib, blisibimod (A-623) and A-001, which are still under clinical development. We cannot assure you that these product candidates or any of our other product candidates will receive regulatory approval or be successfully commercialized.

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

Our next product candidate is blisibimod (A-623), which has completed several Phase 1 clinical studies and recently began enrollment for our Phase 2b clinical study. In July 2010, we received clearance from the FDA to begin recruitment of lupus patients into the PEARL-SC Phase 2b clinical study. In November 2010, we placed a voluntary hold on the PEARL-SC study due to problems found with vials. Patient enrollment in the study was temporarily suspended and dosing was discontinued in patients who were enrolled in the study while we conducted an analysis of the problem. We resolved the issues found with the vials in December 2010. After analysis, simulation and consultation with industry experts, we determined that shipping on dry ice was the root cause of the issue. Shipping logistics were modified and we reinitiated enrollment in PEARL-SC and dosing in January 2011. We have received no reports of patient-related side effects or problems with drug administration that could be attributed to the vial problem.

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

•             be successfully commercialized; or

•             obtain favorable reimbursement.

We are not permitted to market our varespladib and A-001 product candidates in the United States until we receive approval of a new drug application, or NDA, or with respect to our blisibimod (A-623) product candidate, approval of a biologics license application, or BLA, from the FDA, or in any foreign countries until we receive the requisite approval from such countries. We have not submitted an NDA or BLA or received marketing approval for any of our product candidates.

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

Because the results of preclinical testing or earlier clinical studies are not necessarily predictive of future results, varespladib, blisibimod (A-623), A-001 or any other product candidate we advance into clinical studies may not have favorable results in later clinical studies or receive regulatory approval.

Success in preclinical testing and early clinical studies does not ensure that later clinical studies will generate adequate data to demonstrate the efficacy and safety of an investigational drug or biologic. A number of companies in the pharmaceutical and biotechnology industries, including those with greater resources and experience, have suffered significant setbacks in Phase 3 clinical studies, even after seeing promising results in earlier clinical studies. Despite the results reported in earlier clinical studies for our product candidates, including varespladib, blisibimod (A-623) and A-001, we do not know whether any Phase 3 or other clinical studies we may conduct will demonstrate adequate efficacy and safety to result in regulatory approval to market any of our product candidates. If later stage clinical studies do not produce favorable results, our ability to achieve regulatory approval for any of our product candidates may be adversely impacted. Even if we believe that our product candidates have performed satisfactorily in preclinical testing and clinical studies, we may nonetheless fail to obtain FDA approval for our product candidates.

If we breach the license agreements for our primary product candidates, we could lose the ability to continue the development and commercialization of our primary product candidates.

We are party to an agreement with Eli Lilly and Shionogi & Co., Ltd. containing exclusive, worldwide licenses, except for Japan, of the composition of matter, methods of making and methods of use for certain sPLA2 inhibitors. We are also party to an agreement with Amgen containing exclusive, worldwide licenses of the composition of matter and methods of use for blisibimod (A-623). These agreements require us to make timely milestone and royalty payments, provide regular information, maintain the confidentiality of and indemnify Eli Lilly, Shionogi & Co., Ltd. and Amgen under the terms of the agreements.

If we fail to meet these obligations, our licensors may terminate our exclusive licenses and may be able to re-obtain licensed technology and aspects of any intellectual property controlled by us that relate to the licensed technology that originated from the licensors. Our licensors could effectively take control of the development and commercialization of varespladib, blisibimod (A-623) and A-001 after an uncured, material breach of our license agreements by us or if we voluntarily terminate the agreements. While we would expect to exercise all rights and remedies available to us, including seeking to cure any breach by us, and otherwise seek to preserve our rights under the patents licensed to us, we may not be able to do so in a timely manner, at an acceptable cost or at all. Any uncured, material breach under the licenses could result in our loss of exclusive rights and may lead to a complete termination of our product development and any commercialization efforts for varespladib, blisibimod (A-623) or A-001.

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

•             the relative convenience, ease of administration and acceptance by physicians and payors of varespladib in the treatment of acute coronary syndrome, blisibimod (A-623) in the treatment of lupus and A-001 in the prevention of acute chest syndrome associated with sickle cell disease;

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

As part of our discussions to reactivate our US IND for blisibimod (A-623), we received a request from the FDA for additional information regarding the characterization and qualification of the already manufactured vials of blisibimod (A-623) and plans for any future manufactured vials of blisibimod (A-623) that we intend to use in clinical studies. In response to this request, we provided the FDA additional analytical data regarding all lots of previously manufactured blisibimod (A-623) to be utilized in the current PEARL-SC clinical study. In addition, since new vials of blisibimod (A-623) will be manufactured at a new facility by our partner Merck Biomanufacturing Network (recently acquired by Fujifilm ), we submitted a comparability plan to the FDA on March 4, 2011 to establish appropriate comparability and specifications requirements of newly manufactured vials of blisibimod (A-623) to be included in any future clinical studies. We have had no comments to date. Should the FDA not agree with our comparability protocol proposal or if we are unable to agree on the specifications for future blisibimod (A-623) manufacturing, further clinical development of blisibimod (A-623) beyond the PEARL-SC clinical study would be substantially delayed and we would incur substantial additional expense.

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

As of the date of this report, we hold a total of six pending U.S. non-provisional patent applications and three pending Patent Cooperation Treaty, or PCT, patent applications. A first non-pending PCT application has entered the national phase in the European Patent Office, the Eurasian Patent Organization and 17 other countries. A second non-pending PCT application has entered or will enter the national phase in the European Patent Office, the Eurasian Patent Organization and 19 other countries.  One of the pending PCT applications has entered the national phase in three countries and will enter the national phase in the European Patent Office and two more countries on or before the deadline for national phase entry. We have also entered into exclusive license agreements for certain composition of matter, method of use and method of making patents and patent applications for certain of our development compounds. These license agreements encompass (i) 13 U.S. patents, one pending U.S. non-provisional patent application, five European, or EP, patents, one pending EP patent application, 20 non-EP foreign patents and three pending non-EP foreign patent applications relating to varespladib and A-001; (ii) more than 30 U.S. patents, five EP patents, one pending EP patent application, nine issued non-EP foreign patents and one pending non-EP foreign patent applications relating to other sPLA2 inhibiting compounds including A-003; and (iii) two U.S. patents, one pending U.S. non-provisional patent application, one EP patent, two pending EP patent applications, twelve non-EP foreign patents and twelve non-EP foreign patent applications relating to blisibimod (A-623). Our commercial success will depend in part on our and our licensors’ ability to obtain additional patents and protect our existing patent positions, particularly those patents for which we have secured exclusive rights, as well as our ability to maintain adequate protection of other intellectual property for our technologies, product candidates and any future products in the United States and other countries. If we or our licensors do not adequately protect our intellectual property, competitors may be able to use our technologies and erode or negate any competitive advantage we may have, which could materially harm our business, negatively affect our position in the marketplace, limit our ability to commercialize our product candidates and delay or render impossible our achievement of profitability. The laws of some foreign countries do not protect our proprietary rights to the same extent as the laws of the United States, and we may encounter significant problems in protecting our proprietary rights in these countries.

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

We have obtained exclusive, worldwide licenses, except for Japan, of the composition of matter, methods of making and methods of use for certain sPLA2 compounds from Eli Lilly and Shionogi & Co., Ltd. In addition, we are party to a license agreement with Amgen that provides exclusive and worldwide rights to develop and commercialize blisibimod (A-623), a novel BAFF inhibitor, as well as non-exclusive rights to certain technology relating to peptibody compositions and formulations. We may enter into additional licenses to third-party intellectual property in the future.

We depend in part on our licensors to protect the proprietary rights covering our in-licensed sPLA2 compounds and blisibimod (A-623), respectively. Our licensors are responsible for maintaining certain issued patents and prosecuting certain patent applications. We have limited, if any, control over the amount or timing of resources that our licensors devote on our behalf or the priority they place on maintaining these patent rights and prosecuting these patent applications to our advantage. Our licensors may also be notified of alleged infringement and be sued for infringement of third-party patents or other proprietary rights. We may have limited, if any, control or involvement over the defense of these claims, and our licensors could be subject to injunctions and temporary or permanent exclusionary orders in the United States or other countries. Our licensors are not obligated to defend or assist in our defense against third-party claims of infringement. We have limited, if any, control over the amount or timing of resources, if any, that our licensors devote on our behalf or the priority they place on defense of such third-party claims of infringement.

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

The United States Drug Price Competition and Patent Term Restoration Act of 1984, more commonly known as the “Hatch-Waxman Act,” provides for an extension of patent term for drug compounds for a period of up to five years to compensate for time spent in the regulatory approval process. Assuming we gain a five-year patent term extension for each of our current product candidates in clinical development, and that we continue to have rights under our license agreements with respect to these product candidates, we would have exclusive rights to varespladib’s U.S. “new chemical entity” patent (the primary patent covering the compound as a new composition of matter) until 2019 and to blisibimod’s (A-623’s) U.S. new chemical entity patent until 2027. In Europe, similar legislative enactments allow patent terms in the European Union to be extended for up to five years through the grant of a Supplementary Protection Certificate. Assuming we gain such a five-year extension for each of our current product candidates in clinical development, and that we continue to have rights under our license agreements with respect to these product candidates, we would have exclusive rights to varespladib’s European new chemical entity patents until 2020 and to blisibimod’s (A-623’s) European new chemical entity patents until 2027. In addition, since varespladib has not been previously approved in the United States, varespladib could be eligible for up to five years of New Chemical Entity, or NCE, exclusivity from the FDA. NCE exclusivity would prevent the FDA from approving any generic competitor following NDA approval independent of the patent status of varespladib. Further, since blisibimod (A-623) has not been previously approved, blisibimod (A-623) could be eligible for 12 years of data exclusivity from the FDA. During the data exclusivity period, competitors are barred from relying on the innovator biologic’s safety and efficacy data to gain approval. Similarly, the European Union provides that companies who receive regulatory approval for a new small molecule compound or biologic will have a 10-year period of data exclusivity for that compound or biologic (with the possibility of a further one-year extension) in most EU countries, beginning on the date of such European regulatory approval, regardless of when the European new chemical entity patent covering such compound expires. A generic version of the approved drug may not be marketed or sold during such market exclusivity period. However, there is no assurance that we will receive the extensions of our patents or other exclusive rights available under the Hatch-Waxman Act or similar foreign legislation. If we fail to receive such Hatch-Waxman extensions or marketing exclusivity rights or if we receive extensions that are materially shorter than expected, our ability to prevent competitors from manufacturing, marketing and selling generic versions of our products will be materially harmed.

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

The market price for our common stock has been, and is likely to continue to be, volatile. In addition, the market price of our common stock may fluctuate significantly in response to a number of factors, most of which we cannot predict or control, including:

•             plans for, progress in and results from clinical studies for varespladib, blisibimod (A-623), A-001 and our other product candidates;

•             announcements of new products, services or technologies, commercial relationships, acquisitions or other events by us or our competitors;

•             developments concerning proprietary rights, including those pertaining to patents held by Eli Lilly and Shionogi & Co., Ltd. concerning our sPLA2 inhibitors and Amgen concerning blisibimod (A-623);

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

Our executive officers, directors and greater than 5% stockholders, in the aggregate, own approximately 40% of our outstanding common stock. As a result, such persons, acting together, will have the ability to control our management and affairs and substantially all matters submitted to our stockholders for approval, including the election and removal of directors and approval of any significant transaction. These persons will also have the ability to control our management and business affairs. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.

Future sales of our common stock may cause our stock price to decline.

As of June 30, 2011, there were 40,709,899 shares of our common stock outstanding. In addition, as of June 30, 2011, we had outstanding options to purchase shares of our common stock and restricted stock units of 2,537,725 that, if exercised or released, will result in these additional shares becoming available for sale. A large portion of these shares and outstanding equity awards are held by a small number of persons and investment funds. Sales by these stockholders or option holders of a substantial number of shares could significantly reduce the market price of our common stock. Moreover, certain holders of shares of common stock will have rights, subject to some conditions, to require us to file registration statements covering the shares they currently hold, or to include these shares in registration statements that we may file for ourselves or other stockholders.

We have registered all common stock that we may issue under our Amended and Restated 2010 Stock Option and Incentive Plan (the “2010 Plan”) and our Employee Stock Purchase Plan (the “ESPP”). As of June 30, 2011, an aggregate of 1,778,261 shares of our common stock has been reserved for future issuance under the 2010 Plan, plus any shares reserved and unissued under our 2005 Equity Incentive Plan, and an aggregate of 350,000 shares has been reserved for future issuance under our ESPP. These shares can be freely sold in the public market upon issuance. If a large number of these shares are sold in the public market, the sales could reduce the trading price of our common stock.

In addition, we have filed a universal shelf registration statement with the SEC on Form S-3 (File No. 333-172637) on March 7, 2011, which was declared effective on March 11, 2011, for the proposed offering from time to time of up to $75.0 million of our securities, including common stock, preferred stock, debt securities and/or warrants. In June 2011, we issued 7,666,667 shares of common stock for $57.5 million in gross proceeds. We may issue securities in the future pursuant to the shelf registration statement based on market conditions or other circumstances.

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

10.1

Lease by and between the Company and MEPT Mount Eden LLC, dated as of May 4, 2011 (filed as Exhibit 10.4 to registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 13, 2011, and incorporated herein by reference).

10.2	Certificate of Amendment to Amended and Restated 2010 Stock Option and Incentive Plan.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

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

101.INS+	XBRL Instance Document.

101.SHC+	XBRL Taxonomy Extension Schema Document.

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB+	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.

+

In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q is furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of the section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANTHERA PHARMACEUTICALS, INC.

August 12, 2011	By:	/s/ Paul F. Truex
Paul F. Truex
President and Chief Executive Officer

August 12, 2011	By:	/s/ Christopher P. Lowe
Christopher P. Lowe
Chief Financial Officer