Form 10-Q
period 2011-09-30
Anthera Pharmaceuticals Inc
filed 2011-11-08
CIK 1316175

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of October 31, 2011, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 40,907,945.

ANTHERA PHARMACEUTICALS, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2011

INDEX

Page
Part I — Financial Information	3
Item 1. Financial Statements (unaudited)	3
Condensed Balance Sheets as of September 30, 2011 and December 31, 2010	3
Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2011 and 2010 and for the period from September 9, 2004 (Date of Inception) to September 30, 2011	4
Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2011 and 2010 and cumulative period from September 9, 2004 (Date of Inception) to September 30, 2011	5
Notes to Condensed Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3. Quantitative and Qualitative Disclosures About Market Risk	22
Item 4. Controls and Procedures	22
Part II — Other Information	22
Item 1. Legal Proceedings	22
Item 1A. Risk Factors	23
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	40
Item 3. Defaults Upon Senior Securities	40
Item 4. (Removed and Reserved)	40
Item 5. Other Information	40
Item 6. Exhibits	41
Signatures	42
EX-10.1
EX-10.2
EX-10.3
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ANTHERA PHARMACEUTICALS, INC.

(A Development Stage Company)

CONDENSED BALANCE SHEETS

(in thousands, except share amounts)

(unaudited)

	September 30, 2011	December 31, 2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$89,526	$40,030
Short-term investments	3,735	23,351
Prepaid expenses and other current assets	728	1,865
Total current assets	93,989	65,246
Property and equipment — net	1,316	17
Debt issuance costs	275	—
TOTAL	$95,580	$65,263
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$17,476	$3,791
Accrued clinical studies	5,131	3,137
Accrued liabilities	401	468
Accrued payroll and related costs	781	609
Total current liabilities	23,789	8,005
Notes payable— net of discount	24,128	—
Total liabilities	47,917	8,005
Commitments and Contingencies (Note 6)
Stockholders’ equity
Preferred stock, $0.001 par value, 5,000,000 shares authorized, 0 shares issued and outstanding as of September 30, 2011 and December 31, 2010	—	—
Common stock, $0.001 par value, 95,000,000 shares authorized; 40,899,668 and 32,853,032 shares issued and outstanding as of September 30, 2011 and December 31, 2010, respectively	41	33
Additional paid-in capital	219,491	162,919
Accumulated comprehensive loss	(46)	(50)
Deficit accumulated during the development stage	(171,823)	(105,644)
Total stockholders’ equity	47,663	57,258
TOTAL	$95,580	$65,263

See accompanying notes to condensed financial statements.

ANTHERA PHARMACEUTICALS, INC.

(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,		Cumulative Period from September 9, 2004 (Date of Inception) to September 30,
	2011	2010	2011	2010	2011
OPERATING EXPENSES:
Research and development	$21,546	$6,885	$58,449	$18,565	$139,230
General and administrative	1,824	1,510	6,260	4,244	22,478
Total operating expenses	23,370	8,395	64,709	22,809	161,708
LOSS FROM OPERATIONS	(23,370)	(8,395)	(64,709)	(22,809)	(161,708)
OTHER INCOME (EXPENSE):
Other income (expense)	(153)	61	421	76	1,426
Interest expense	(920)	—	(1,891)	(845)	(3,436)
Mark-to-market adjustment of warrant liability	—	—	—	(3,796)	(3,796)
Beneficial conversion features	—	—	—	—	(4,309)
Total other income (expense)	(1,073)	61	(1,470)	(4,565)	(10,115)
NET LOSS	$(24,443)	$(8,334)	$(66,179)	$(27,374)	$(171,823)
Net loss per share—basic and diluted	$(0.60)	$(0.36)	$(1.83)	$(1.40)
Weighted-average number of shares used in per share calculation—basic and diluted	40,833,495	22,964,279	36,238,662	19,567,058

See accompanying notes to condensed financial statements.

ANTHERA PHARMACEUTICALS, INC.

(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,		September 9, 2004 (Date of Inception) to September 30,
	2011	2010	2011
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(66,179)	$(27,374)	(171,823)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	12	13	102
Amortization of premium/(discount) on short-term investments	84	—	56
Realized (gain)/loss on short-term investments	(8)	(5)	(164)
Stock-based compensation expense	1,877	353	3,214
Issuance of preferred and common stock for license fee, interest and service	—	3,673	6,122
Beneficial conversion feature	—	—	4,309
Amortization of discount on convertible notes and notes payable	424	541	1,102
Amortization of debt issuance costs	76	228	382
Mark-to-market adjustment on warrant liability	—	3,796	3,796
Changes in assets and liabilities:
Prepaid expenses and other assets	1,132	(1,793)	(732)
Accounts payable	13,618	1,413	17,667
Accrued clinical studies	1,995	403	5,132
Accrued liabilities	(280)	(248)	181
Accrued payroll and related costs	145	421	754
Net cash used in operating activities	(47,104)	(18,579)	(129,902)
INVESTING ACTIVITIES:
Property and equipment purchases	(1,318)	(21)	(1,425)
Purchase of short-term investments	(4,735)	(22,459)	(44,484)
Proceeds from sale of short-term investments	24,307	747	40,839
Net cash provided by (used in) investing activities	18,254	(21,733)	(5,070)
FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes and notes payable, net of issuance costs	24,700	(210)	50,952
Net proceeds from issuance of preferred stock	—	—	32,210
Proceeds from issuance of common stock, net of offering costs	54,012	87,839	141,281
Witholding taxes paid on vested restricted stock units	(879)	—	(879)
Proceeds from issuance of common stock pursuant to exercise of warrant	220	—	220
Proceeds from issuance of common stock pursuant to employee stock purchase plan and exercise of stock options, net	293	89	714
Net cash provided by financing activities	78,346	87,718	224,498
NET INCREASE IN CASH AND CASH EQUIVALENTS	49,496	47,406	89,526
CASH AND CASH EQUIVALENTS — Beginning of period	40,030	3,803	—
CASH AND CASH EQUIVALENTS — End of period	$89,526	$51,209	89,526

NONCASH INVESTING AND FINANCING ACTIVITIES:
Conversion of convertible promissory notes and accrued interest into common stock, Series A-2 convertible preferred stock and Series B-2 convertible preferred stock, including unamortized debt discount	$—	$14,069	$27,386
Beneficial conversion features	$—	$—	$4,309
Reclassification of issuance costs charged to equity	$—	$3,508	$3,565

See accompanying notes to condensed financial statements.

ANTHERA PHARMACEUTICALS, INC.

(A Development Stage Company)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization

Anthera Pharmaceuticals, Inc. (the “Company” or “Anthera”) was incorporated on September 9, 2004 in the state of Delaware.  Anthera is a biopharmaceutical company focused on developing and commercializing therapeutics to treat serious diseases associated with inflammation, including cardiovascular and autoimmune diseases. Two of the Company’s primary product candidates, varespladib and A-001, are inhibitors of the family of human enzymes known as secretory phospholipase A2, or sPLA2. The Company’s other primary product candidate, blisibimod (A-623), targets elevated levels of B-cell activating factor, or BAFF. The Company’s activities since inception have consisted principally of acquiring product and technology rights, raising capital, and performing research and development. Accordingly, the Company is considered to be in the development stage as of September 30, 2011. Successful completion of the Company’s development programs and, ultimately, the attainment of profitable operations are dependent on future events, including, among other things, its ability to access potential markets; secure financing; develop a customer base; attract, retain and motivate qualified personnel; develop strategic alliances; and generate revenues. Although management believes that the Company will be able to successfully fund its operations, there can be no assurance that the Company will be able to do so or that the Company will ever operate profitably.

From September 9, 2004 (Date of Inception) through September 30, 2011, the Company had accumulated a deficit of approximately $171.8 million. During the three and nine months ended September 30, 2011, the Company incurred a net loss of $24.4 million and $66.2 million respectively. Cash used in operating activities was approximately $47.1 million for the nine months ended September 30, 2011. The Company expects to continue to incur substantial losses and negative cash flows over the next several years during its clinical development phase. To fully execute its business plan, the Company will need to complete certain research and development activities and clinical studies. Further, the Company’s product candidates will require regulatory approval prior to commercialization. These activities may span many years and require substantial expenditures to complete and may ultimately be unsuccessful. Any delays in completing these activities could adversely impact the Company. The Company plans to meet its capital requirements primarily through issuances of equity securities, debt financing, securing strategic alliances, and in the longer term, revenue from product sales. Failure to generate revenue or raise additional capital would adversely affect the Company’s ability to achieve its intended business objectives.

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“U. S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required for complete financial statements. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary to present fairly the Company’s interim consolidated financial information. The results for the nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for the year ending December 31, 2011 or for any other period. The condensed balance sheet as of December 31, 2010 has been derived from the audited financial statements as of that date but it does not include all of the information and notes required by U.S. GAAP. The accompanying unaudited condensed financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission (“SEC”) on March 7, 2011.

Significant Accounting Policies

There have been no changes in our significant accounting policies for the three and nine month period ended September 30, 2011, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

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

2. NET LOSS PER SHARE

Basic net loss attributable to common stockholders per share is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding during the period. Shares issued during the period and shares reacquired during the period are weighted for the portion of the period that they were outstanding. The computation of diluted net loss per share is similar to the computation of basic net loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. In addition, in computing the dilutive effect of convertible securities, the numerator is adjusted to add back any convertible preferred dividends and the after-tax amount of interest recognized in the period associated with any convertible debt. The numerator also is adjusted for any other changes in income or loss that would result from the assumed conversion of those potential common shares, such as profit-sharing expenses. For the periods presented, diluted net loss per share is identical to basic net loss per share since common equivalent shares are excluded from the calculation, as their effect is anti-dilutive.

The following table summarizes the Company’s calculation of net loss per common share (in thousands except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net loss per share
Numerator
Net loss	$(24,443)	$(8,334)	$(66,179)	$(27,374)
Denominator
Weighted-average common shares outstanding	40,843,960	23,009,288	36,254,292	19,619,670
Less: Weighted-average shares subject to repurchase	(10,465)	(45,009)	(15,630)	(52,612)
Denominator for basic and diluted net loss per share	40,833,495	22,964,279	36,238,662	19,567,058
Basic and diluted net loss per share	$(0.60)	$(0.36)	$(1.83)	$(1.40)

The following table shows weighted-average historical dilutive common share equivalents outstanding, which are not included in the above historical calculation, as the effect of their inclusion is anti-dilutive during each period:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011		2010		2011		2010
Options to purchase common stock	824,186		965,977		835,250		749,613
Common stock subject to repurchase	10,465		45,009		15,630		52,612
Warrants to purchase common stock	4,851,029	(1)	676,701	(2)	4,771,562	(1)	464,828	(2)
Restricted Stock Units	162,750		273,652		250,459		93,220
Total	5,848,430		1,961,339		5,872,901		1,360,273

(1)

Consists of warrants to purchase 357,136 shares of common stock which carry a contractual term of five years and terminate upon the earlier of i) five years from the date of issuance, which will be July 17, 2014 or September 9, 2014, and ii) upon certain corporate transactions; warrants to purchase 4,172,464 and 4,190,721 shares of common stock, for the three and nine months ended September 30, 2011, respectively, which carry a contractual term of five years expiring September 24, 2015; and warrants to purchase 321,429 and 223,705 shares of common stock, for the three and nine months ended September 30, 2011, respectively, which carry a contractual term of seven years expiring March 25, 2018. Each of the warrants contains a customary net issuance feature, which allows the warrant holder to pay the exercise price of the warrant by forfeiting a portion of the executed warrant shares with a value equal to the aggregate exercise price.

(2)

Consists of warrants to purchase 357,136 shares of common stock which carry a contractual term of five years and terminate upon the earlier of i) five years from the date of issuance, which will be July 17, 2014 or September 9, 2014, and ii) upon certain corporate transactions; and warrants to purchase 319,565 and 107,692 shares of common stock, for the three and nine months ended September 30, 2010, respectively, which carry a contractual term of five years expiring September 24, 2015. Each of the warrants contains a customary net issuance feature, which allows the warrant holder to pay the exercise price of the warrant by forfeiting a portion of the executed warrant shares with a value equal to the aggregate exercise price.

3. CASH EQUIVALENTS AND INVESTMENTS

At September 30, 2011 and December 31, 2010, the amortized cost and estimated fair value of investments is set forth in the following tables (in thousands):

	September 30, 2011
	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value
Cash	$6,240	$—	$6,240
Money market funds	83,286	—	83,286
Certificates of deposit	3,739	(4)	3,735
Total	93,265	(4)	93,261
Less amounts classified as cash and cash equivalents	(89,526)	—	(89,526)
Total	$3,739	$(4)	$3,735

	December 31, 2010
	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value
Cash	$15,499	$—	$15,499
Money market funds	19,467	—	19,467
Certificates of deposit	14,478	(7)	14,471
Corporate bonds	4,011	—	4,011
Investments in foreign sovereign debt	10,017	(84)	9,933
Total	63,472	(91)	63,381
Less amounts classified as cash and cash equivalents	(40,045)	15	(40,030)
Total	$23,427	$(76)	$23,351

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

The following tables present the Company’s fair value hierarchy for all its financial assets (including those in cash and cash equivalents), in thousands, by major security type measured at fair value on a recurring basis as of September 30, 2011 and December 31, 2010:

	September 30, 2011
	Estimated Fair Value	Level 1	Level 2	Level 3
Money market funds	$83,286	$83,286	$—	$—
Certificates of deposit	3,735	—	3,735	—
Total	$87,021	$83,286	$3,735	$—

	December 31, 2010
	Estimated Fair Value	Level 1	Level 2	Level 3
Money market funds	$19,467	$19,467	$—	$—
Certificates of deposit	14,471	—	14,471	—
Corporate bonds	4,011	—	4,011	—
Investments in foreign sovereign debt	9,933	—	9,933	—
Total	$47,882	$19,467	$28,415	$—

5. PROPERTY AND EQUIPMENT

Property and equipment are comprised of the following (in thousands):

	September 30,	December 31,
	2011	2010
Computers and software	$77	$77
Office equipment and furniture	17	17
Leasehold improvements	11	11
Lab equipment	22	—
Construction in progress	1,289	—
Total property and equipment	1,416	105
Less accumulated depreciation	(100)	(88)
Property and equipment, net	$1,316	$17

6. COMMITMENTS AND CONTINGENCIES

The Company leases its main operating facility in Hayward, California. The Company began occupying this operating facility in the fourth quarter of 2008 and amended its lease for the facility in April 2011. The new lease commences on August 1, 2011 and includes approximately $245,000 in tenant improvement reimbursements from the landlord. Pursuant to the amendment, the lease increased the Company’s square footage from 7,800 square feet to 14,034 square feet. The new lease expires on September 30, 2014. The Company recognizes rental expense on the facility on a straight line basis over the term of the lease. Differences between the straight line net expense on rent payments is classified as deferred rent liability on the balance sheet.

In July 2006, the Company with Shionogi & Co., Ltd. and Eli Lilly and Company (collectively “Eli Lilly”) entered into a license agreement (the “Eli Lilly Agreement”) to develop and commercialize certain sPLA2 inhibitors for any indications, including for the treatment of inflammatory diseases. The Eli Lilly Agreement granted the Company commercialization rights to Shionogi & Co., Ltd.’s and Eli Lilly’s sPLA2 inhibitors, including varespladib and A-001. Under the terms of the Eli Lilly Agreement, the Company’s license is worldwide, with the exception of Japan where Shionogi & Co., Ltd. has retained rights. Pursuant to this license agreement, the Company paid Shionogi & Co., Ltd. and Eli Lilly a one-time license initiation fee of $250,000 in the aggregate. Additionally, in consideration for the licensed technology, the Company issued an aggregate of 257,744 shares of Series A-2 convertible preferred stock at $5.14 per share and an aggregate of 127,297 shares of Series B-1 convertible preferred stock at $7.28 per share with a total aggregate value of $2.3 million to Shionogi & Co., Ltd. and Eli Lilly. As there is no future alternative use for the technology, the Company recorded the initiation and license fees in research and development expenses during 2006. In March 2010, the Company paid $1.75 million each to Eli Lilly and Shionogi & Co., Ltd. in the form of the Company’s common stock upon the commencement of the Company’s Phase 3 VISTA-16 study of varespladib.

Under the terms of the Eli Lilly Agreement, the Company is obligated to make additional milestone payments to Eli Lilly of up to $97.5 million upon the achievement of certain development and regulatory milestones. The Company is also obligated to pay tiered royalties, which increase as a percentage from the mid-single digits to the low double digits as net sales increase, on future net sales of products that are developed and approved as defined by this collaboration. The Company’s obligation to pay royalties with respect to each licensed product in each country will expire upon the later of (a) 10 years following the date of the first commercial sale of such licensed product in such country and (b) the first date on which generic version(s) of the applicable licensed product achieve a total market share, in the aggregate, of 25% or more of the total unit sales of wholesalers to pharmacies of licensed product and all generic versions combined in the applicable country.  As of September 30. 2011, there were no outstanding obligations due to Eli Lilly.

On December 18, 2007, the Company with Amgen, Inc. (“Amgen”) entered into a worldwide, exclusive license agreement (the “Amgen Agreement”) to develop and commercialize blisibimod (A-623) in any indication, including for the treatment of systemic lupus erythematosus (“lupus”). Under the terms of the Amgen Agreement, the Company paid a nonrefundable, upfront license fee of $6.0 million. As there is no future alternative use for the technology, the Company expensed the license fee in research and development expenses during 2007.

Under the terms of the Amgen Agreement, the Company is obligated to make additional milestone payments to Amgen of up to $33.0 million upon the achievement of certain development and regulatory milestones. The Company is also obligated to pay tiered royalties on future net sales of products, ranging from the high single digits to the low double digits, which are developed and approved as defined by this collaboration. The Company’s royalty obligations as to a particular licensed product will be payable, on a country-by-country and licensed product-by-licensed product basis, for the longer of (a) the date of expiration of the last to expire valid claim within the licensed patents that covers the manufacture, use or sale, offer to sell, or import of such licensed product by the Company or a sublicense in such country or (b) 10 years after the first commercial sale of the applicable licensed product in the applicable country. As of September 30, 2011, there were no outstanding obligations due to Amgen.

7. COMPREHENSIVE LOSS

Comprehensive loss is comprised of net loss and certain changes in equity that are excluded from net loss. Components of comprehensive loss include unrealized gains on available-for-sale securities, and unrealized gains related to foreign currency transactions. The components of comprehensive loss are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net loss	$(24,443)	(8,334)	$(66,179)	(27,374)
Unrealized gain (loss) on available-for-sale securities	(13)	(15)	(12)	(46)
Foreign currency translation adjustments	—	208	17	208
Comprehensive loss	$(24,456)	$(8,141)	$(66,174)	$(27,212)

8. NOTES PAYABLE

Term Loan Agreement

Hercules Technology Growth Capital

In March 2011, the Company entered into a Loan and Security Agreement (“Loan Agreement”) with Hercules Technology Growth Capital, Inc. and Hercules Technology II, L.P. (together, “Hercules”). Under the terms of the Loan Agreement, the Company borrowed $25.0 million at an interest rate of the higher of (i) 10.55% or (ii) 7.30% plus the prime rate as reported in the Wall Street Journal, and issued to Hercules a secured term promissory note evidencing the loan. The loan is secured by the Company’s assets, excluding intellectual property. The Company will make interest only payments for the initial 12 months, which will be extended an additional three months if (a) positive biomarker analysis results are obtained from VISTA-16 Phase 3 FDA Clinical Trial on or before July 31, 2011, and (b) full enrollment of the PEARL-SC Phase 2b FDA Clinical Trial is obtained on or before March 31, 2012. The Company obtained positive biomarker analysis results on April 18, 2011.  The Company reached full enrollment of the PEARL-SC Phase 2b FDA Clinical Trial on October 24, 2011.  Thereafter, the loan will be repaid in 30 equal monthly installments of approximately $952,000, at the initial interest rate. The Company will also be obligated to pay an end of the term charge of $937,500, which will be expensed over the term of the Loan Agreement using the effective interest rate.

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

The Company applied the relative fair value method, described in ASC 470-20-30-1, to allocate the $25.0 million proceeds received under the Loan Agreement between the loan and warrant. The initial carrying amount assigned to the loan was $23.7 million and was recorded as Notes payable — net of discount on the Company’s balance sheet. The fair value allocated to the warrant of $1.3 million was recorded as an increase to additional paid-in capital in the Company’s balance sheet. The resulting $1.3 million discount from the $25.0 million par value of the loan is being amortized as an additional interest expense over the term of the loan using the effective interest rate method. At September 30, 2011, this warrant remained outstanding and exercisable.

In connection with the Loan Agreement, the Company incurred note issuance costs of approximately $370,200, which are recorded as long-term assets on the Company’s balance sheet. The note issuance costs are being amortized to interest expense over the term of the Loan Agreement using the effective interest rate method.

9. STOCKHOLDERS’ EQUITY

On June 8, 2011, the Company utilized its shelf registration statement to sell 7,666,667 shares of its common stock at $7.50 per share.  The Company received net proceeds of approximately $54.0 million, which is used for general corporate purposes.

10.  SHARE-BASED COMPENSATION PLANS

Option Plans

At September 30, 2011, the Company had the following plans that give rise to share-based compensation: (i) two stock option plans, the 2005 Equity and Incentive Plan (the “2005 Plan”) and the 2010 Stock Option and Incentive Plan (the “2010 Plan”), and (ii) the 2010 Employee Stock Purchase Plan (the “ESPP Plan”). The terms of awards granted during the nine months ended September 30, 2011 and the methods for determining grant date fair value of the awards were consistent with those described in the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

On January 1, 2011, in accordance with the 2010 Plan annual increase provisions, the authorized shares in the 2010 Plan increased by 1,315,214.

The following table summarizes stock option activity under the Company’s share-based compensation plans for the nine months ended September 30, 2011 (in thousands except share and per share amounts):

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Balance at December 31, 2010	1,275,991	$1.26	7.07	$4,701
Granted	1,413,000	$5.77
Exercised	(255,334)	$1.08
Cancelled	(134,886)	$6.53
Balance at September 30, 2011	2,298,771	$3.75	8.12	$3,574
Vested at September 30, 2011	982,538	$1.48	6.54	$3,409
Vested and expected to vest at September 30, 2011	2,298,771	$3.75	8.12	$3,574

The intrinsic value of stock options represents the difference between the exercise price of stock options and the market price of our stock on that day for all in-the-money options.

As of September 30, 2011, there were 215,434 shares available for future issuance under the 2010 Plan.

Restricted Stock Units

The Company grants restricted stock unit awards (“RSU’s”) under its 2010 Plan, as determined by the Company’s compensation committee. The restricted stock units granted represent a right to receive shares of common stock at a future date determined in accordance with the participant’s award agreement. An exercise price and monetary payment are not required for receipt of restricted stock units or the shares issued in settlement of the award. Instead, consideration is furnished in the form of the participant’s services to the Company. Substantially all of the restricted stock units vest over four years.

In June 2011, the Company amended the 2010 Plan to allow individuals who had received RSU’s to net share settle in excess of the minimum statutory withholding amount for taxes.  In accordance with ASC 718-10-25, this modification resulted in the RSU’s being classified as a liability, and the subsequent change in fair value to be recorded as expense. The unsettled RSU’s are remeasured at each reporting date and any changes in valuation are recorded as compensation expense for the period.  The Company recognized approximately $0.3 million in expense related to the remeasurement of the awards in June 2011. As of September 30, 2011, the liability related to the unsettled awards was not significant.

The following table summarizes activity related to our restricted stock units and awards:

	Shares	Weighted- Average Grant Date Fair Value
Outstanding at December 31, 2010	302,500	$5.13
RSU’s granted	10,000	$4.88
RSU’s released	(140,000)	$5.20
RSU forfeitures and cancellations	(10,125)	$4.48
Outstanding at September 30, 2011	162,375	$5.09

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Shares withheld	1,200	—	128,075	—
Fair value of shares withheld	$9	—	$881	—

2010 Employee Stock Purchase Plan

Effective July 2010, under the terms of the ESPP, eligible employees of the Company may authorize the Company to deduct amounts from their compensation, which amounts are used to enable the employees to purchase shares of the Company’s common stock. The Company initially reserved 100,000 shares of common stock for issuance thereunder plus on January 1, 2011 and each January 1 thereafter, the number of shares of stock reserved and available for issuance under the Plan shall be cumulatively increased by the lesser of (i) one percent (1%) of the number of shares of common stock issued and outstanding on the immediately preceding December 31 or (ii) 250,000 shares of common stock. On January 1, 2011, in accordance with the ESPP’s annual increase provisions, the authorized shares in the ESPP increased by 250,000.

The purchase price per share is 85% of the fair market value of the common stock as of the first date or the ending date of the applicable semi-annual purchase period, whichever is less. Purchases are generally made on the last trading day of each June and December.  There were 13,187 shares issued under the ESPP during the nine months ended September 30, 2011. As of September 30, 2011, 311,897 shares were available for future purchase under the ESPP.

11. STOCK-BASED COMPENSATION

Employee Stock-Based Compensation

Compensation expense for stock options and stock purchase rights granted to employees is based on the grant date fair value and is recognized over the vesting period of the applicable option on a straight-line basis.  The estimated grant date fair values of employee stock options and stock purchase rights were calculated using the Black-Scholes option pricing model. Option pricing models require the input of subjective assumptions and these assumptions can vary over time.  The assumptions used to calculate the estimated grant date fair values of employee stock options and stock purchase rights were as follows:

Stock Option Plans

	Three Months Ended September 30,		Nine Months Ended September 30,		Period from September 9, 2004 (Date of Inception) to September 30,
	2011	2010	2011	2010	2011
Expected Volatility	64%	63%	63%	69%	73%
Dividend Yield	0%	0%	0%	0%	0%
Risk-Free Interest Rate	1.20%	1.59%	2.25%	1.91%	3.25%
Expected Term (years)	6.25	6.25	6.25	6.25	6.25

ESPP

	Three Months Ended September 30,		Nine Months Ended September 30,		Period from September 9, 2004 (Date of Inception) to September 30,
	2011	2010	2011	2010	2011
Expected Volatility	68%	67%	61%	67%	64%
Dividend Yield	0%	0%	0%	0%	0%
Risk-Free Interest Rate	0.05%	0.16%	0.13%	0.16%	0.12%
Expected Term (years)	0.50	0.33	0.50	0.33	0.50

The estimated per share weighted-average fair values of stock options granted to employees were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,		Period from September 9, 2004 (Date of Inception) to September 30,
	2011	2010	2011	2010	2011
Estimated per share weighted-average fair value	$2.82	$2.47	$3.47	$3.10	$1.68

Stock-Based Compensation Summary

Total stock-based compensation expense for equity awards granted to employees and non-employees recognized was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,		Period from September 9, 2004 (Date of Inception) to September
	2011	2010	2011	2010	30, 2011
Research and development	$233	$82	$723	$114	$1,165
General and administrative	291	157	1,154	230	2,049
Total stock-based compensation	$524	$239	$1,877	$344	$3,214

As of September 30, 2011, there was $4.3 million of unrecognized compensation expense related to options. The unrecognized compensation expense will be amortized on a straight-line basis over a weighted-average remaining period of 3.09 years.

12. RELATED PARTY TRANSACTIONS

The Company engaged an outside service provider whose chief executive officer is a founder of the Company and spouse of an officer of the Company, for clinical management services. In consideration for the services rendered, the Company paid the following fees (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,		Period from September 9, 2004 (Date of Inception) to September 30,
	2011	2010	2011	2010	2011
Project management fees	$978	$330	$2,477	$490	$3,142

As of September 30, 2011, the Company had approximately $1.0 million payable to this organization for services performed during the period compared to approximately $0.5 million payable as of December 31, 2010. There were no changes to the scope of services performed by this entity in the quarter ended September 30, 2011 as compared to the quarter ended June 30, 2011.  Further, we anticipate this relationship to continue for the foreseeable future.

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

We were incorporated and commenced operations in September 2004. Since our inception, we have generated significant losses. As of September 30, 2011, we had an accumulated deficit of approximately $171.8 million. As of the date of this filing, we have never generated any revenue and have generated only interest income from cash and cash equivalents and short-term investments. We expect to incur substantial and increasing losses for at least the next several years as we pursue the development and commercialization of our product candidates.

To date, we have funded our operations through equity offerings, private placements of convertible debt and debt financings, raising net proceeds of approximately $225.4 million. We will need substantial additional financing to continue to develop our product candidates, obtain regulatory approvals and to fund operating expenses, which we will seek to raise through public or private equity or debt financings, collaborative or other arrangements with third parties or through other sources of financing. We cannot assure you that such funds will be available on terms favorable to us, if at all. In addition to the normal risks associated with development-stage companies, we may never successfully complete development of any of our product candidates, obtain adequate patent protection for our technology, obtain necessary government regulatory approval for our product candidates or achieve commercial viability for any approved product candidates. In addition, we may not be profitable even if we succeed in commercializing any of our product candidates.

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

The following table shows our total research and development expenses for the three and nine months ended September 30, 2011 and 2010, and for the period from September 9, 2004 (Date of Inception) through September 30, 2011 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,			For the Period September 9, 2004 (Date of Inception) to September 30,
	2011	2010	2011	2010		2011
Allocated costs:
A-001	$(67)	$13	$100	$126		$6,608
Varespladib	11,072	3,923	32,374	11,885	(1)	79,465	(1)(2)
Blisibimod (A-623)	8,758	1,486	20,839	3,644		32,809	(3)
Unallocated costs	1,783	1,463	5,136	2,910		20,348
Total research and development	$21,546	$6,885	$58,449	$18,565		$139,230

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

None of our product candidates have received U.S. Food and Drug Administration, or FDA, or foreign regulatory marketing approval. In order to grant marketing approval, the FDA or foreign regulatory agencies must conclude that clinical data establishes the safety and efficacy of our product candidates and that the manufacturing facilities, processes and controls are adequate. Despite our efforts, our product candidates may not offer therapeutic or other improvement over existing, comparable drugs, be proven safe and effective in clinical studies, or meet applicable regulatory standards.

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

We base our accruals related to clinical studies on our estimates of the services received and efforts expended pursuant to contracts with multiple research institutions and CROs that conduct and manage clinical studies on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. Payments under some of these contracts depend on factors such as the successful enrollment of patients and the completion of clinical study milestones. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from our estimate, we adjust the accrual accordingly. If we do not identify costs that we have begun to incur or if we underestimate or overestimate the level of services performed or the costs of these services, our actual expenses could differ from our estimates.

Stock-Based Compensation

Compensation costs related to all equity instruments, excluding RSU’s, are recognized at the grant date fair value of the awards. RSU’s are accounted for as a liability award, and as such the fair value of the awards are remeasured at each reporting date. Additionally, we are required to include an estimate of the number of awards that will be forfeited in calculating compensation costs, which are recognized over the requisite service period of the awards on a straight-line basis. We account for stock-based compensation using the Black-Scholes option pricing model to estimate the fair value of each option grant on the date of grant. Black-Scholes option pricing model requires the input of highly subjective assumptions, including the expected stock price volatility, expected term, and forfeiture rate. Any changes in these highly subjective assumptions could significantly impact stock-based compensation expense.

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2011 and 2010

Research and development expenses. Research and development expenses consist of personnel costs for employees in clinical, chemical manufacturing and regulatory functions, clinical studies performed by CROs, pharmaceutical development costs including product formulation and manufacturing, preclinical costs, license fees and overhead allocations consisting of various administrative and facilities-related costs.  Research and development expenses for the three and nine month periods ended September 30, 2011 and September 2010 were as follows (in millions).

	Three Months ended September 30,			Nine Months ended September 30,
	2011	2010	Change	2011	2010	Change
Research and development expense	$21.5	$6.9	212%	$58.4	$18.6	214%

Research and development expenses for the three months ended September 30, 2011 increased due primarily to increased clinical trial costs associated with our Phase 3 clinical study of varespladib and Phase 2 clinical study of blisibimod (A-623) of approximately $10.1 million.  The trial costs increased as a result of accelerating enrollment and additional clinical sites for the VISTA-16 and PEARL-SC clinical studies.   Manufacturing development activities also increased by approximately $3.6 million over the prior period in 2010.  We increased headcount to support our clinical development activities.

Research and development expenses for the nine months ended September 30, 2011 increased due primarily to increased clinical trial costs associated with our Phase 3 clinical study of varespladib and Phase 2 clinical study of blisibimod (A-623) of approximately $29.8 million.  The trial costs increased as a result of accelerating enrollment and additional clinical sites for the VISTA-16 and PEARL-SC clinical studies.   Manufacturing development activities also increased by approximately $9.1 million over the prior period in 2010.  We increased headcount to support our clinical development activities.

General and administrative expenses. General and administrative expenses consist of personnel costs for employees in executive, business development and operational functions, professional service fees including corporate legal fees, accountant fees and overhead allocations consisting of various administrative and facilities-related costs.  General and administrative expenses for the three and nine month periods ended September 30, 2011 and September 2010 were as follows (in millions).

	Three Months ended September 30,			Nine Months ended September 30,
	2011	2010	Change	2011	2010	Change
General and administrative expense	$1.8	$1.5	20%	$6.3	$4.2	48%

General and administrative expenses for the three and nine month periods ended September 30, 2011 increased due primarily to increased headcount and related salaries and benefits to support our expanding business activities, and increased professional services incurred in connection with our financial audit and other costs associated with operating as a public company.

Other income/expense.  Other income/expense consists of interest earned on our cash, cash equivalents and short-term investments and realized gains relating to investments.  Other income/expense was approximately $0.2 million of expense and $0.4 million of income for the three and nine months ended September 30, 2011 as compared to $0.06 million of income and $0.08 million of income for the prior period.  The increase is primarily due to higher cash and investment balances in the current year due to proceeds received from the issuance of note payable and equity offering as compared to the prior year. Further included in the nine months ended September 30, 2011 were realized foreign currency gains of approximately $0.5 million on our short-term investments.

Interest expense. Interest expense was $0.9 million and $1.9 million for the three and nine months ended September 30, 2011, compared with $0 and $0.8 million for the three and nine months September 30, 2010.  Interest expense for the three and nine months ended September 30, 2011 consists primarily of interest expense, amortization of note discount and note issuance costs, and an end of term charge associated with our notes issued under a Loan and Security Agreement with Hercules in March 2011.  Interest expense for the three and nine months ended September 30, 2010 consists of primarily non-cash charge related to the amortization of discounts associated with our convertible promissory notes issued in July and September of 2009, which were converted into shares of our common stock upon the closing of our initial public offering (“IPO”) in March 2010.

Liquidity and Capital Resources

To date, we have funded our operations primarily through private placements of preferred and common stock, convertible and nonconvertible debt and our IPO. As of September 30, 2011, we had received net proceeds of approximately $173.5 million from the sale of equity securities, approximately $26.2 million from the issuance of convertible promissory notes, and approximately $24.7 million from the issuance of notes payable.

Cash, cash equivalents and short-term investments consist of the following (in thousands):

	September 30, 2011	December 31, 2010
Cash and cash equivalents	$89,526	$40,030
Short-term investments	3,735	23,351
Total	$93,261	$63,381

Our principal liquidity requirements are primarily to meet our working capital needs, support ongoing business activities, research and development, and our capital expenditure needs.

In March 2011, we filed a shelf registration statement with the Securities and Exchange Commission (“SEC”) under which we may issue up to $75.0 million in shares of common stock, preferred stock, debt securities and/or warrants. As of September 30, 2011, $57.5 million (or 7,666,667 shares of common stock) have been issued under the shelf registration statement.

Cash Flows

Cash flows from operating activities

For the nine months ended September 30, 2011 and 2010, we incurred a net loss of approximately $66.2 million and $27.4 million, respectively.

Net cash used in operating activities was approximately $47.1 million for the nine months ended September 30, 2011. The net loss is higher than cash used in operating activities by $19.1 million. The primary drivers for the difference are adjustments for non-cash charges of $2.0 million in clinical trial accruals which is based upon our estimated clinical trial performance to date, changes in other operating assets and liabilities of $14.6 million, and adjustments for non-cash charges including stock-based compensation, amortization of discount on notes payable and debt issuance costs totaling $2.5 million.

Net cash used in operating activities was approximately $18.6 million for the nine months ended September 30, 2010. The net loss is higher than cash used in operating activities by $8.8 million. The primary drivers for the difference are adjustments for non-cash charges such as stock-based compensation of approximately $0.4 million, amortization of note discount and debt issuance cost of approximately $0.8 million, issuance of $3.5 million worth of common stock in lieu of cash milestone payments due to Eli Lilly and Shionogi & Co., Ltd., the conversion of approximately $0.3 million of accrued interest into shares of common stock upon conversion of certain convertible promissory notes, mark-to-market adjustments relating to warrant and derivative liability of $3.8 million, offset by a decrease in operating assets and liabilities of approximately $0.2 million.

Cash flows from investing activities

Net cash provided by investing activities was approximately $18.3 million for the nine months ended September 30, 2011, and was driven by the maturities of short-term investments of $24.3 million during the period, offset by purchases of short-term investments of $4.7 million and property and equipment of $1.3 million.

Net cash used by investing activities was $21.7 million for the nine months ended September 30, 2010 and was primarily driven by the purchase of short-term investments during the period.

Cash flows from financing activities

Net cash provided by financing activities was approximately $78.3 million for the nine months ended September 30, 2011 and consisted primarily of net proceeds of approximately $24.7 million received from the issuance of notes payable with Hercules in March 2011, and approximately $54.0 million in net proceeds received from the equity offering in June 2011.

Net cash provided by financing activities was approximately $87.7 million for the nine months ended September 30, 2010 and consisted of proceeds of approximately $61.2 million received from the issuance of common stock at our IPO, the exercise of the overallotment option by our underwriters in connection with our IPO, the release of funds held in an escrow account concurrent with the closing of our IPO, and proceeds of $29.6 million received from the issuance of common stock and warrants in connection with the private placement offering, offset by approximately $2.9 million of issuance cost paid during the period.

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

On March 25, 2011, the Company entered into a Loan and Security Agreement (“Loan Agreement”) with Hercules Technology Growth Capital, Inc. and Hercules Technology II, L.P. (together, “Hercules”). Under the terms of the Loan Agreement, the Company borrowed $25.0 million at an interest rate of the higher of (i) 10.55% or (ii) 7.30% plus the prime rate as reported in the Wall Street Journal, and issued to Hercules a secured term promissory note evidencing the loan. The loan is secured by the Company’s assets, excluding intellectual property. The Company will make interest only payments for the initial 12 months, which will be extended an additional three months if (a) positive biomarker analysis results are obtained from VISTA-16 Phase 3 FDA Clinical Trial on or before July 31, 2011, and (b) full enrollment of the PEARL-SC Phase 2b FDA Clinical Trial is obtained on or before March 31, 2012. The Company obtained positive biomarker analysis results from VISTA-16 Phase 3 FDA Clinical Trial on April 18, 2011. The Company reached full enrollment of the PEARL-SC Phase 2b FDA Clinical Trial on October 24, 2011.  Thereafter, the loan will be repaid in 30 equal monthly installments of approximately $952,000, at the initial interest rate. The Company will also be obligated to pay an end of the term charge of $937,500, which will be expensed over the term of the Loan Agreement using the effective interest rate.

The following table summarizes our estimated scheduled future minimum contractual obligations and commitments as of September 30, 2011 (in thousands) :

Payments Due by Period	Note Payable	Facility Lease	Equipment Lease	Total
Less than 1 yr	$7,044	223	3	7,270
1-3 Years	22,840	471	2	23,313
3-5 Years	1,005	—	—	1,005
Total	$30,889	$694	$5	$31,588

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. We are exposed to market risk related to fluctuations in interest rates, market prices, and foreign currency exchange rates. However, since a majority of our investments are in short-term certificates of deposit, FDIC-insured corporate bonds and money market funds, we do not believe we are subject to any material market risk exposure. As of September 30, 2011, we did not have any material derivative financial instruments. The fair value of our marketable securities, including those included in cash equivalents and short-term investments, was $93.2 million as of September 30, 2011.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive and financial officers, evaluated the effectiveness of our disclosures controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2011, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended September 30, 2011 identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are a development stage company with only seven years of operating history. We have focused primarily on developing our three product candidates, varespladib, blisibimod (A-623) and A-001. We have financed our operations exclusively through equity offerings, private placements of convertible debt, and debt financings and we have incurred losses in each year since our inception in September 2004.  As of September 30, 2011, we had an accumulated deficit of approximately $171.8 million. Substantially all of our losses resulted from costs incurred in connection with our product development programs and from general and administrative costs associated with our operations.

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

Our ability to generate revenue and achieve profitability depends on our ability, alone or with collaborators, to successfully complete the development of our product candidates, conduct preclinical tests in animals and clinical studies in human beings, obtain the necessary regulatory approvals for our product candidates and commercialize any approved products. We have not generated any revenue from our development-stage product candidates, and we do not know when, or if, we will generate any revenue. The commercial success of our development-stage product candidates will depend on a number of factors, including, but not limited to, our ability to:

•             obtain favorable results for and advance the development of our lead product candidate, varespladib, for the treatment of acute coronary syndrome, including successfully completing the VISTA-16 study;

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

•             manufacturing campaign for blisibimod (A-623) clinical matters, including formulation development and product enhancement;

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

Our next product candidate is blisibimod (A-623), which has completed several Phase 1 clinical studies and began enrollment in 2010 for our Phase 2b clinical study. In July 2010, we received clearance from the FDA to begin recruitment of lupus patients into the PEARL-SC Phase 2b clinical study. In November 2010, we placed a voluntary hold on the PEARL-SC study due to problems found with vials. Patient enrollment in the study was temporarily suspended and dosing was discontinued in patients who were enrolled in the study while we conducted an analysis of the problem. We resolved the issues found with the vials in December 2010. After analysis, simulation and consultation with industry experts, we determined that shipping on dry ice was the root cause of the issue.

Shipping logistics were modified and we reinitiated enrollment in PEARL-SC and dosing in January 2011. We have received no reports of patient-related side effects or problems with drug administration that could be attributed to the vial problem.  On October 24, 2011 we filed a proposed amendment to the FDA for the PEARL-SC clinical study to modify the primary efficacy SLE response index and to include an option for an interim efficacy analysis.

Our third product candidate A-001 is an intravenously administered inhibitor of sPLA2. We have completed a Phase 2 clinical study for the prevention of acute chest syndrome associated with sickle cell disease. A pre-specified interim review of our Phase 2 clinical study results by a Data Safety Monitoring Board, or DSMB, indicated A-001, at a certain dose, reduced sPLA2 activity by more than 80% from baseline within 48 hours. Furthermore, the incidence of acute chest syndrome appeared to be related to the level of sPLA2 activity.  A Phase 2 clinical study protocol is on file with the FDA and has been submitted to an institutional regulatory body (“IRB”) for approval.

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

New federal legislation or regulatory requirements could affect the requirements for obtaining regulatory approvals of our product candidates or otherwise limit our ability to commercialize any approved products or subject our products to more rigorous post-approval requirements. For example, the FDA Amendments Act of 2007, or FDAAA, granted the FDA new authority to impose post-

approval clinical study requirements, require safety-related changes to product labeling and require the adoption of risk management plans, referred to in the legislation as risk evaluation and mitigation strategies, or REMS. The REMS may include requirements for special labeling or medication guides for patients, special communication plans to health care professionals, and restrictions on distribution and use. Pursuant to the FDAAA, if the FDA makes the requisite findings, it might require that a new product be used only by physicians with specified specialized training, only in specified designated health care settings, or only in conjunction with special patient testing and monitoring. The legislation also included the following: requirements for providing the public information on ongoing clinical studies through a clinical study registry and for disclosing clinical study results to the public through such registry; renewed requirements for conducting clinical studies to generate information on the use of products in pediatric patients; and substantial new penalties, for example, for false or misleading consumer advertisements. Other proposals have been made to impose additional requirements on drug approvals, further expand post-approval requirements, and restrict sales and promotional activities. The new legislation, and the additional proposals if enacted, may make it more difficult or burdensome for us to obtain approval of our product candidates, any approvals we receive may be more restrictive or be subject to onerous post-approval requirements, our ability to successfully commercialize approved products may be hindered and our business may be harmed as a result.

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

Anthera implemented the transfer of manufacture of blisibimod (A-623) drug substance to a new facility (Fujifilm Diosynth Bioservices [Fujifilm]). We have submitted plans to the FDA on March 4, 2011 and September 9, 2011 establishing criteria to demonstrate comparability of blisibimod (A-623) manufactured by Fujifilm to that manufactured by Amgen.  Data confirming comparability to Phase 1 material (Amgen) was filed with the FDA on August 8, 2011 and September 8, 2011.  To date we have had no comments on any of these submissions.  Should the FDA not agree with our comparability assessment or if we are unable to agree on the specifications for future blisibimod (A-623) manufacturing, further clinical development of blisibimod (A-623) beyond the PEARL-SC clinical study would be substantially delayed and we would incur substantial additional expense.

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

As of the date of this report, we either own or hold license rights to numerous US, EP, and non-EP foreign patents relating to A-001/varespladib, other sPLA2 inhibiting compounds, and blisibimod (A-623).  Our A-001/varespladib portfolio includes patents and patent applications originally filed by Anthera and exclusively licensed or assigned cases from Eli Lilly and Shionogi & Co., Ltd.  Our blisibimod (A-623) portfolio includes exclusively and non-exclusively licensed patents and patent applications from Amgen Inc.

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

As of September 30, 2011, there were 40,907,945 shares of our common stock outstanding. In addition, as of September 30, 2011, we had outstanding options to purchase shares of our common stock and restricted stock units of 2,461,146 that, if exercised or released, will result in these additional shares becoming available for sale. A large portion of these shares and outstanding equity awards are held by a small number of persons and investment funds. Sales by these stockholders or option holders of a substantial number of shares could significantly reduce the market price of our common stock. Moreover, certain holders of shares of common stock will have rights, subject to some conditions, to require us to file registration statements covering the shares they currently hold, or to include these shares in registration statements that we may file for ourselves or other stockholders.

We have registered all common stock that we may issue under our Amended and Restated 2010 Stock Option and Incentive Plan (the “2010 Plan”) and our Employee Stock Purchase Plan (the “ESPP”). As of September 30, 2011, an aggregate of 1,778,261 shares of our common stock has been reserved for future issuance under the 2010 Plan, plus any shares reserved and unissued under our 2005 Equity Incentive Plan, and an aggregate of 350,000 shares has been reserved for future issuance under our ESPP. These shares can be freely sold in the public market upon issuance. If a large number of these shares are sold in the public market, the sales could reduce the trading price of our common stock.

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

10.1

Second Amended and Restated Change in Control Agreement, dated August 5, 2011 by and between the Company and Dr. Colin Hislop (filed as Exhibit 10.1 to the registrant’s current Report on Form 8-K filed with the SEC on August 9, 2011, and incorporated herein by reference).

10.2

Second Amended and Restated Change in Control Agreement, dated August 5, 2011 by and between the Company and Dr. Debra Odink (filed as Exhibit 10.2 to the registrant’s current Report on Form 8-K filed with the SEC on August 9, 2011, and incorporated herein by reference).

10.3

Second Amended and Restated Change in Control Agreement, dated August 5, 2011 by and between the Company and Ms. Georgina Kilfoil (filed as Exhibit 10.3 to the registrant’s current Report on Form 8-K filed with the SEC on August 9, 2011, and incorporated herein by reference).

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

ANTHERA PHARMACEUTICALS, INC.

November 8, 2011	By:	/s/ Paul F. Truex
Paul F. Truex
President and Chief Executive Officer

November 8, 2011	By:	/s/ Christopher P. Lowe
Christopher P. Lowe
Chief Financial Officer