Form 10-Q
period 2012-03-31
Anthera Pharmaceuticals Inc
filed 2012-05-04
CIK 1316175

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of April 30, 2012, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 41,081,870.

ANTHERA PHARMACEUTICALS, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2012

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ANTHERA PHARMACEUTICALS, INC.

(A Development Stage Company)

CONDENSED BALANCE SHEETS

(in thousands, except share amounts)

(unaudited)

	March 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$42,349	$65,624
Short-term investments	1,680	1,746
Prepaid expenses and other current assets	520	607
Total current assets	44,549	67,977
Property and equipment — net	1,388	1,276
Debt issuance costs	214	240
TOTAL	$46,151	$69,493

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$13,846	$17,432
Accrued clinical expenses	8,010	7,715
Accrued liabilities	847	559
Accrued payroll and related costs	323	372
Short term portion of notes payable, net of discount	7,139	4,157
Total current liabilities	30,165	30,235
Notes payable, net of discount	17,340	20,174
Total liabilities	47,505	50,409
Commitments and Contingencies (Note 5)
Stockholders’ equity
Common stock, $0.001 par value, 95,000,000 shares authorized; 41,072,592 and 40,933,354 shares issued and outstanding as of March 31, 2012 and December 31, 2011, respectively	41	41
Additional paid-in capital	220,529	220,051
Accumulated comprehensive loss	(32)	(29)
Deficit accumulated during the development stage	(221,892)	(200,979)
Total stockholders’ (deficit) equity	(1,354)	19,084
TOTAL	$46,151	$69,493

See accompanying notes to condensed financial statements.

ANTHERA PHARMACEUTICALS, INC.

(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

(unaudited)

	Three months ended March 31,		Cumulative Period from September 9, 2004 (Date of Inception) to March 31,
	2012	2011	2012
OPERATING EXPENSES:
Research and development	$17,738	$16,317	$183,800
General and administrative	2,322	2,340	26,397
Total operating expenses	20,060	18,657	210,197
LOSS FROM OPERATIONS	(20,060)	(18,657)	(210,197)
OTHER INCOME (EXPENSE):
Other (expense) income	(10)	160	1,601
Interest expense	(843)	(69)	(5,191)
Mark-to-market adjustment of warrant liability	—	—	(3,796)
Beneficial conversion features	—	—	(4,309)
Total other (expense) income	(853)	91	(11,695)
NET LOSS	$(20,913)	$(18,566)	$(221,892)
Net loss per share—basic and diluted	$(0.51)	$(0.56)
Weighted-average number of shares used in per share calculation—basic and diluted	41,000,421	32,895,152
COMPREHENSIVE LOSS	$(20,916)	$(18,226)	$(221,860)

See accompanying notes to condensed financial statements.

ANTHERA PHARMACEUTICALS, INC.

(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,		September 9, 2004 (Date of Inception) to March 31,
	2012	2011	2012
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(20,913)	$(18,566)	(221,892)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	67	5	237
Amortization of premium/(discount) on short-term investments	—	74	56
Realized (gain)/loss on short-term investments	—	—	(164)
Stock-based compensation expense	332	588	4,092
Issuance of preferred and common stock for license fee, interest and service	—	—	6,122
Beneficial conversion feature	—	—	4,309
Amortization of discount on convertible notes and notes payable	148	15	1,190
Amortization of debt issuance costs	26	3	706
Mark-to-market adjustment on warrant liability	—	—	3,796
Changes in assets and liabilities:
Prepaid expenses and other assets	87	633	(524)
Accounts payable	(3,586)	2,566	14,037
Accrued clinical expenses	295	5,023	8,011
Accrued liabilities	306	(57)	576
Accrued payroll and related costs	(49)	(138)	296
Net cash used in operating activities	(23,287)	(9,854)	(179,152)
INVESTING ACTIVITIES:
Property and equipment purchases	(179)	—	(1,632)
Purchase of short-term investments	(1,680)	(1,996)	(46,164)
Proceeds from sale of short-term investments	1,746	13,318	44,591
Net cash (used in) provided by investing activities	(113)	11,322	(3,205)
FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes and notes payable, net of issuance costs	—	24,709	50,952
Net proceeds from issuance of preferred stock	—	—	32,210
Proceeds from issuance of common stock, net of offering costs	—	(14)	141,281
Withholding taxes paid on vested restricted stock units	—	—	(879)
Proceeds from issuance of common stock pursuant to exercise of warrant	—	—	220
Proceeds from issuance of common stock pursuant to employee stock purchase plan and exercise of stock options, net	125	50	922
Net cash provided by financing activities	125	24,745	224,706
Effect of exchange rates on cash	—	315	—
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(23,275)	26,528	42,349
CASH AND CASH EQUIVALENTS — Beginning of period	65,624	40,030	—
CASH AND CASH EQUIVALENTS — End of period	$42,349	$66,558	42,349
NONCASH INVESTING AND FINANCING ACTIVITIES:
Conversion of convertible promissory notes and accrued interest into common stock, Series A-2 convertible preferred stock and Series B-2 convertible preferred stock, including unamortized debt discount	$—	$—	$27,386
Beneficial conversion features	$—	$—	$4,309
Reclassification of issuance costs charged to equity	$—	$—	$3,565

See accompanying notes to condensed financial statements.

ANTHERA PHARMACEUTICALS, INC.

(A Development Stage Company)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization

Anthera Pharmaceuticals, Inc. (the “Company” or “Anthera”) was incorporated on September 9, 2004 in the state of Delaware and headquartered in Hayward, CA.  In January 2012, Anthera Pharmaceuticals, Limited, a wholly-owned subsidiary, was incorporated in Ireland. The establishment of this subsidiary was part of the Company’s ongoing growth activities and strategic plan. Anthera is a biopharmaceutical company focused on developing and commercializing therapeutics to treat serious diseases associated with inflammation. The Company’s primary product candidate, blisibimod, targets elevated levels of B-cell activating factor, or BAFF.  The Company’s activities since inception have consisted principally of acquiring product and technology rights, raising capital, and performing research and development. Accordingly, the Company is considered to be in the development stage as of March 31, 2012, as defined by guidance issued by the Financial Accounting Standards Board (“FASB”). Successful completion of the Company’s development programs and, ultimately, the attainment of profitable operations are dependent on future events, including, among other things, its ability to access potential markets; secure financing; develop a customer base; attract, retain and motivate qualified personnel; and develop strategic alliances.

In March 2012, an independent data safety monitoring board, or DSMB, recommended stopping the Company’s VISTA-16 clinical study for varespladib due to lack of efficacy that could not be reasonably overcome in the remainder of the trial.  The DSMB reviewed a total of 204 events that were components of the primary efficacy endpoint that had been adjudicated in a blinded fashion by an independent event committee. Based on an interim analysis that compared the number of patients with cardiovascular death, non-fatal myocardial infarction, non-fatal stroke or documented unstable angina with objective evidence of ischemia requiring hospitalization between the two treatment groups, the DSMB was unanimous in its view that there was cogent evidence to recommend early termination of the study. The chief reason was the inability of VISTA-16 to detect a statistically significant benefit of the drug on the pre-specified primary and secondary endpoints even if the study continued to its scheduled termination with a proposed expanded sample size.

The same data reviewed by the DSMB were subsequently brought in-house and examined by a committee of medical and drug safety professionals. In addition to reviewing the primary endpoint data, this review included un-blinded review of demographics, baseline characteristics, laboratory results, concomitant medications, treatment emergent adverse events (AEs), and serious adverse events (SAEs).

Based on the DSMB recommendation, the Company closed enrollment in the study and informed all investigators to remove patients from therapy.  While data continues to be made available to the Company, and while the Company continues to assess these data, the Company does not expect to engage in any further development activities of its sPLA2 portfolio, including varespladib and varespladib sodium.  The Company has implemented an organizational restructuring plan that will lower operating expenses through headcount reductions and the elimination of certain vendor activities.  The Company is in the process of modifying work orders with key vendors to ensure wind-down activities are efficient, while still maintaining patient safety as a top priority.  The Company will continue to incur costs associated with these activities, but does not expect them to be significant beyond the third quarter of 2012.  The Company has reallocated remaining resources to other potential development programs and product portfolio efforts.

From September 9, 2004 (Date of Inception) through March 31, 2012, the Company had an accumulated a deficit of $221.9 million. During the three-month period ended March 31, 2012, the Company incurred a net loss of $20.9 million and had negative cash flows from operations of $23.3 million. The Company expects to continue to incur substantial losses and negative cash flows from operations over the next several years during its clinical development phase.

The Company had cash, cash equivalents, and short-term investments of approximately $44.0 million at March 31, 2012.  As of the date of this report, the Company anticipates that its existing cash, cash equivalents and short-term investments are sufficient to fund its near term liquidity needs for at least the next 12 months. The Company’s current plan includes obtaining top-line data from its PEARL-SC clinical study during 2012 and to investigate the structure of future trials and research and development activities. To maintain liquidity for the next 12 months, the Company’s plan assumes the deferral of substantially all development and operational costs beyond those necessary for top-line data from its PEARL-SC clinical study and, if necessary, a reduction in certain general and administrative and research and development expenses.

The Company will need substantial additional financing to conduct new trials in the development of its product candidates and to obtain regulatory approvals.  Such financing may not be available on terms favorable to the Company, if at all.  Further, these activities may span many years and require substantial expenditures to complete and may ultimately be unsuccessful.  Any delays in completing these activities could adversely impact the Company.  The Company plans to meet its future capital requirements primarily through potential partnership upfront and milestone payments, issuances of equity securities, debt financing, and in the longer term, revenue from product sales. Failure to generate revenue or raise additional capital would adversely affect the Company’s ability to achieve its intended business objectives.

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States, or U.S. GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required for complete financial statements. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary to present fairly the Company’s interim consolidated financial information. The results for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for the year ending December 31, 2012 or for any other period. The condensed balance sheet as of December 31, 2011 has been derived from the audited financial statements as of that date but it does not include all of the information and notes required by U.S. GAAP. The accompanying unaudited condensed financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission (“SEC”) on March 14, 2012.

Significant Accounting Policies

There have been no changes in our significant accounting policies for the three-month period ended March 31, 2012 as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

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

The following table summarizes the Company’s calculation of net loss per common share (in thousands except share and per share amounts):

	Three Months Ended March 31,
Net loss per share	2012	2011
Numerator
Net loss	$(20,913)	$(18,566)
Denominator
Weighted-average common shares outstanding	41,003,727	32,917,289
Less: Weighted-average shares subject to repurchase	(3,306)	(22,137)
Denominator for basic and diluted net loss per share	41,000,421	32,895,152

The following table shows weighted-average historical dilutive common share equivalents outstanding, which are not included in the above calculation as the effect of their inclusion is anti-dilutive during each period.

	Three Months Ended March 31,
	2012	2011
Options to purchase common stock	655,991	940,430
Common stock subject to repurchase	3,306	22,137
Warrants to purchase common stock	866,267	1,816,509	(1)
Restricted stock units	296,654	302,200
	1,822,218	3,079,276

(1)       Warrants to purchase common stock for the three months ended March 31, 2011 previously presented as 4,582,136 have been corrected in the above table to properly reflect weighted average warrants outstanding, which should have been determined by applying the treasury stock method. The correction does not have an effect on net loss per share, as the effect of the inclusion of warrants is anti-dilutive during the period.

3. CASH EQUIVALENTS AND INVESTMENTS

At March 31, 2012 and December 31, 2011, the amortized cost and estimated fair value of investments is set forth in the following tables (in thousands):

	March 31, 2012
	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value
Cash	$3,945	$—	$3,945
Money market funds	35,653	—	35,653
Certificates of deposit	4,436	(5)	4,431
Total	44,034	(5)	44,029
Less amounts classified as cash and cash equivalents	(42,349)	—	(42,349)
Total	$1,685	$(5)	$1,680

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Estimated Fair Value
Cash	$65,624	$—	$65,624
Certificates of deposit	1,745	1	1,746
Total	67,369	1	67,370
Less amounts classified as cash and cash equivalents	(65,624)	—	(65,624)
Total	$1,745	$1	$1,746

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

The following tables present the Company’s fair value hierarchy for all its financial assets (including those in cash and cash equivalents), in thousands, by major security type measured at fair value on a recurring basis:

	March 31, 2012
	Estimated Fair Value	Level 1	Level 2	Level 3
Money market funds	$35,653	$35,653	$—	$—
Certificates of deposit	4,431	—	4,431	—
Total	$40,084	$35,653	$4,431	$—

	December 31, 2011
	Estimated Fair Value	Level 1	Level 2	Level 3
Certificates of deposit	$1,746	$—	$1,746	$—
Total	$1,746	$—	$1,746	$—

5. COMMITMENTS AND CONTINGENCIES

The Company leases its main operating facility in Hayward, California. The Company began occupying this operating facility in the fourth quarter of 2008 and amended its lease for the facility in April 2011. Pursuant to the amendment, the lease increased the Company’s square footage from 7,800 square feet to approximately 14,000 square feet. The new lease expires on September 30, 2014. The Company recognizes rental expense on the facility on a straight line basis over the term of the lease. Differences between the straight line net expense on rent payments is classified as deferred rent liability on the balance sheet.

In July 2006, the Company with Shionogi & Co., Ltd. and Eli Lilly and Company (collectively “Eli Lilly”) entered into a license agreement (the “Eli Lilly Agreement”) to develop and commercialize certain sPLA2 inhibitors for any indications, including for the treatment of inflammatory diseases. The Eli Lilly Agreement granted the Company commercialization rights to Shionogi & Co., Ltd.’s and Eli Lilly’s sPLA2 inhibitors, including varespladib and varespladib sodium. Under the terms of the Eli Lilly Agreement, the Company’s license is worldwide, with the exception of Japan where Shionogi & Co., Ltd. has retained rights. Pursuant to this license agreement, the Company paid Shionogi & Co., Ltd. and Eli Lilly a one-time license initiation fee of $250,000 in the aggregate. Additionally, in consideration for the licensed technology, the Company issued an aggregate of 257,744 shares of Series A-2 convertible preferred stock at $5.14 per share and an aggregate of 127,297 shares of Series B-1 convertible preferred stock at $7.28 per share with a total aggregate value of $2.3 million to Shionogi & Co., Ltd. and Eli Lilly. As there is no future alternative use for the technology, the Company recorded the initiation and license fees in research and development expenses during 2006. In March 2010, the Company paid $1.75 million each to Eli Lilly and Shionogi & Co., Ltd. in the form of the Company’s common stock upon the commencement of the Company’s Phase 3 VISTA-16 study of varespladib.

Under the terms of the Eli Lilly Agreement, the Company is obligated to make additional milestone payments to Eli Lilly of up to $97.5 million upon the achievement of certain development and regulatory milestones and to pay tiered royalties on future net sales of products that are developed and approved as defined by this collaboration. As of March 31, 2012, there were no outstanding obligations due to Eli Lilly.  Based on the recommendation of the DSMB in March 2012, the Company expects that it will not engage in any further development activities of its sPLA2 portfolio, including varespladib and varespladib sodium.  Therefore, the Company does not expect to incur further payments to its collaborators.

On December 18, 2007, the Company with Amgen, Inc. (“Amgen”) entered into a worldwide, exclusive license agreement (the “Amgen Agreement”) to develop and commercialize blisibimod in any indication, including for the treatment of systemic lupus erythematosus (“lupus”). Under the terms of the Amgen Agreement, the Company paid a nonrefundable, upfront license fee of $6.0 million. As there is no future alternative use for the technology, the Company expensed the license fee in research and development expenses during 2007.

Under the terms of the Amgen Agreement, the Company is obligated to make additional milestone payments to Amgen of up to $33.0 million upon the achievement of certain development and regulatory milestones. The Company is also obligated to pay tiered royalties on future net sales of products, ranging from the high single digits to the low double digits, which are developed and approved as defined by this collaboration. The Company’s royalty obligations as to a particular licensed product will be payable, on a country-by-country and licensed product-by-licensed product basis, for the longer of (a) the date of expiration of the last to expire valid claim within the licensed patents that covers the manufacture, use or sale, offer to sell, or import of such licensed product by the Company or a sublicense in such country or (b) 10 years after the first commercial sale of the applicable licensed product in the applicable country. As of March 31, 2012, there were no outstanding obligations due to Amgen.

6. NOTES PAYABLE

In March 2011, the Company entered into a Loan and Security Agreement (“Loan Agreement”) with Hercules Technology Growth Capital, Inc. and Hercules Technology II, L.P. (together, “Hercules”). Under the terms of the Loan Agreement, the Company borrowed $25.0 million at an interest rate of the higher of (i) 10.55% or (ii) 7.30% plus the prime rate as reported in the Wall Street Journal, and issued to Hercules a secured term promissory note evidencing the loan. The loan is secured by the Company’s assets, excluding intellectual property. The Company will make interest only payments for the initial 15 months. Thereafter, the loan will be repaid in 30 equal monthly installments of approximately $1.0 million, at the initial interest rate. The Company will also be obligated to pay an end of the term charge of $0.9 million, which will be expensed over the term of the Loan Agreement using the effective interest rate method.

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

The Company applied the relative fair value method to allocate the $25.0 million proceeds received under the Loan Agreement between the loan and warrant. The initial carrying amount assigned to the loan was $23.7 million and was recorded as Notes payable—net of discount on the Company’s balance sheet. The fair value allocated to the warrant of $1.3 million was recorded as an increase to additional paid-in capital in the Company’s balance sheet. The resulting $1.3 million discount from the $25.0 million par value of the loan is being amortized as an additional interest expense over the term of the loan using the effective interest rate method. At March 31, 2012, this warrant remained outstanding and exercisable.

In connection with the Loan Agreement, the Company incurred note issuance costs of approximately $0.4 million, which are recorded as long-term assets on the Company’s balance sheet. The note issuance costs are being amortized to interest expense over the term of the Loan Agreement using the effective interest rate method.

7. STOCKHOLDERS’ EQUITY

Prior to the Company’s initial public offering (“IPO”), the Company funded its operations through private equity offerings and placements of convertible debt, raising net proceeds of approximately $47.6 million.  In connection with the completion of the IPO in February 2010, all of the Company’s shares of preferred stock outstanding at the time of the offering were converted into common stock and no liquidation preference remained.

In February 2010, the Company’s Registration Statement on Form S-1 was declared effective for its IPO, pursuant to which the Company sold 6,000,000 shares of its common stock at a public offering price of $7.00 per share. The Company received net proceeds of approximately $37.1 million from this transaction. Concurrent with the closing of the IPO, the Company received an aggregate of $17.1 million from the issuance of 2,598,780 shares of its common stock to certain of its investors pursuant to a common stock purchase agreement.

In April 2010, the Company sold 604,492 shares of common stock pursuant to the exercise of the underwriters’ over-allotment option in connection with the Company’s IPO and received net proceeds of approximately $4.0 million.

In September 2010, the Company completed a private placement transaction with certain accredited investors pursuant to which the Company sold an aggregate of 10,500,000 units at a purchase price of $3.00 per unit, with each unit consisting of one share of common stock and a warrant to purchase an additional 0.40 shares of common stock. Each warrant is exercisable in whole or in part at any time until September 24, 2015 at a per share exercise price of $3.30, subject to certain adjustments as specified in the warrant. The Company received net proceeds of approximately $29.1 million.

In June 2011, the Company utilized its shelf registration statement to sell 7,666,667 shares of its common stock at $7.50 per share. The Company received net proceeds of approximately $54.0 million, which is being used for general corporate purposes.

In January 2012, the Company filed a shelf registration statement with the Securities and Exchange Commission (“SEC”) under which we may issue up to $100.0 million in shares of common stock, preferred stock, debt securities and/or warrants.  As of March 31, 2012, no shares have been issued under the shelf registration statement.

8.  SHARE-BASED COMPENSATION PLANS

Option Plans

At March 31, 2012, the Company had the following plans that give rise to share-based compensation: (i) the 2010 Stock Option and Incentive Plan (the “2010 Plan”), and (ii) the 2010 Employee Stock Purchase Plan (the “ESPP”). The terms of awards granted during the three months ended March 31, 2012 and the methods for determining grant date fair value of the awards were consistent with those described in the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

The 2010 Plan provides for an annual increase in the number of shares available for issuance thereunder on the first day of each fiscal year, beginning with the 2011 fiscal year, equal to four percent  (4%) of the outstanding shares of the Company’s common stock on the last day of the immediately preceding fiscal year.  In January 2012, in accordance with the annual increase provisions, the authorized shares in the 2010 Plan increased by 1,637,521.

The following table summarizes stock option activity under the Company’s share-based compensation plans for the three months ended March 31, 2012 (in thousands except share and per share amounts):

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Balance at December 31, 2011	2,283,771	$3.77	7.88	$6,063
Granted	778,000	$2.21
Exercised	(132,918)	$0.94
Cancelled	(16,826)	$7.45
Balance at March 31, 2012	2,912,027	$3.46	8.26	$1,013
Vested at March 31, 2012	1,265,260	$2.70	6.79	$1,004
Vested and expected to vest at March 31, 2012	2,912,027	$3.46	8.26	$1,013

The intrinsic value of stock options represents the difference between the exercise price of stock options and the market price of our stock on that day for all in-the-money options.

As of March 31, 2012, there were 903,339 shares available for future issuance under the 2010 Plan.

2010 Employee Stock Purchase Plan

Effective July 2010, under the terms of the ESPP, eligible employees of the Company may authorize the Company to deduct amounts from their compensation, which amounts are used to enable the employees to purchase shares of the Company’s common stock. The Company initially reserved 100,000 shares of common stock for issuance thereunder plus on January 1, 2011 and each January 1 thereafter, the number of shares of stock reserved and available for issuance under the Plan shall be cumulatively increased by the lesser of (i) one percent (1%) of the number of shares of common stock issued and outstanding on the immediately preceding December 31 or (ii) 250,000 shares of common stock. On January 1, 2012, in accordance with the ESPP’s annual increase provisions, the authorized shares in the ESPP increased by 250,000.

The purchase price per share is 85% of the fair market value of the common stock as of the first date or the ending date of the applicable semi-annual purchase period, whichever is less. Purchases are generally made on the last trading day of each June and December.  There were no shares issued under the ESPP during the three months ended March 31, 2012. As of March 31, 2012, 546,801 shares were available for future purchase under the ESPP.

Restricted Stock Units

The Company grants restricted stock unit awards (“RSUs”) under its 2010 Plan, as determined by the Company’s compensation committee. The RSUs granted represent a right to receive shares of common stock at a future date determined in accordance with the participant’s award agreement. An exercise price and monetary payment are not required for receipt of RSUs or the shares issued in settlement of the award. Instead, consideration is furnished in the form of the participant’s services to the Company. Substantially all of the RSUs vest over four years.

The following table summarizes activity related to our restricted stock units and awards:

	Shares	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2011	206,375	$5.24
RSUs granted	152,850	$4.71
RSUs released	(5,868)	$6.08
RSU forfeitures and cancellations	(6,000)	$5.36
Outstanding at March 31, 2012	347,357	$4.99

RSUs are converted into common stock upon vesting. Upon the vesting of RSUs, the Company offers the use of the net share settlement approach and withholds a portion of the shares issued to the employee by the corresponding whole number share value, if required. The number and the value of the shares netted for employee taxes are summarized in the table below (in thousands, except share amounts):

	Three Months Ended March 31,
	2012	2011
Shares withheld	2,408	—
Fair value of shares withheld	$15	—

9. STOCK-BASED COMPENSATION

Compensation expense for stock options and stock purchase rights granted is based on the grant date fair value and is recognized over the vesting period of the applicable option on a straight-line basis.  The estimated grant date fair values of employee stock options and stock purchase rights were calculated using the Black-Scholes option pricing model. Option pricing models require the input of subjective assumptions and these assumptions can vary over time.  The assumptions used to calculate the estimated grant date fair values of employee stock options and stock purchase rights were as follows:

Stock Option Plans

	Three Months Ended March 31,		Period from September 9, 2004 (Date of Inception) to March 31,
	2012	2011	2012
Expected Volatility	66%	63%	72%
Dividend Yield	0%	0%	0%
Risk-Free Interest Rate	1.33%	2.37%	2.91%
Expected Term (years)	6.25	6.25	6.25

ESPP

	Three Months Ended March 31,		Period from September 9, 2004 (Date of Inception) to March 31,
	2012	2011	2012
Expected Volatility	84%	54%	65%
Dividend Yield	0%	0%	0%
Risk-Free Interest Rate	1.40%	0.16%	0.17%
Expected Term (years)	0.50	0.50	0.44

Compensation cost for stock options is based on the grant-date fair value and is recognized over the vesting period of the applicable option on a straight-line basis.  The estimated per share weighted-average fair values of stock options granted were as follows:

	Three Months Ended March 31,		Period from September 9, 2004 (Date of Inception) to March 31,
	2012	2011	2012
Estimated per share weighted-average fair value	$1.34	$3.02	$1.62

RSUs

In June 2011, the Company amended the 2010 Plan to allow individuals who had received RSUs to net share settle in excess of the minimum statutory withholding amount for taxes. In accordance with guidance issued by the FASB, this modification resulted in the RSUs being classified as a liability, and the subsequent change in fair value to be recorded as expense. The unsettled RSUs are remeasured at each reporting date and will continue to be remeasured until they are fully vested in approximately 3 years. Any changes in valuation are recorded as compensation expense for the period. As of March 31, 2012, the liability related to the unsettled awards was not significant.

Total stock-based compensation expense for equity awards recognized was as follows (in thousands):

	Three Months Ended March 31,		Period from September 9, 2004 (Date of Inception) to March 31
	2012	2011	2012
Research and development	$85	$236	$1,682
General and administrative	247	352	2,410
Total stock-based compensation	$332	$588	$4,092

As of March 31, 2012, there was $4.4 million of unrecognized compensation expense related to options. The unrecognized compensation expense will be amortized on a straight-line basis over a weighted-average remaining period of 3.21 years.

10. RELATED PARTY TRANSACTIONS

The Company engaged an outside service provider whose chief executive officer is a founder of the Company and spouse of an officer of the Company, for clinical management services. In consideration for the services rendered, the Company paid the following fees (in thousands):

	Three Months Ended March 31,		Period from September 9, 2004 (Date of Inception) to March 31,
	2012	2011	2012
Project management fees	$1,106	$621	$5,097

As of March 31, 2012, the Company had approximately $0.8 million payable to this organization for services performed during the period compared to approximately $1.1 million payable as of December 31, 2011. There were no changes to the scope of services performed by this entity in the quarter ended March 31, 2012 as compared to the quarter ended December 31, 2011.  Further, the Company anticipates this relationship to continue for the foreseeable future.

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

Overview

We are a biopharmaceutical company focused on developing and commercializing products to treat serious diseases associated with inflammation. Our primary product candidate, blisibimod, targets elevated levels of B-cell activating factor, or BAFF, which has been associated with a variety of B-cell mediated autoimmune diseases, including systemic lupus erythematosus, or lupus, lupus nephritis vasculitis, rheumatoid arthritis, multiple sclerosis, Sjögren’s Syndrome, Graves’ Disease and others.  In addition, two of our product candidates, varespladib and varespladib sodium, are designed to inhibit a novel enzyme target known as secretory phospholipase A2, or sPLA2. Elevated levels of sPLA2 have been implicated in a variety of acute inflammatory conditions, including acute coronary syndrome and acute chest syndrome associated with sickle cell disease, as well as in chronic diseases, including stable coronary artery disease.

In March 2012, an independent data safety monitoring board recommended stopping our VISTA-16 clinical study for varespladib due to a lack of efficacy that could not be reasonably overcome in the remainder of the trial.  As a result, we have closed enrollment in the study and informed all investigators to remove patients from therapy.  The DSMB reviewed a total of 204 events that were components of the primary efficacy endpoint that had been adjudicated in a blinded fashion by an independent event committee. Based on an interim analysis that compared the number of patients with cardiovascular death, non-fatal myocardial infarction, non-fatal stroke or documented unstable angina with objective evidence of ischemia requiring hospitalization between the two treatment groups, the DSMB was unanimous in its view that there was cogent evidence to recommend early termination of the study. The chief reason was the inability of VISTA-16 to detect a statistically significant benefit of the drug on the prespecified primary and secondary endpoints even if the study continued to its scheduled termination with a proposed expanded sample size.

The same data reviewed by the DSMB were subsequently brought in-house and examined by a committee of medical and drug safety professionals. In addition to reviewing the primary endpoint data, this review included unblinded review of demographics, baseline characteristics, laboratory results, concomitant medications, treatment emergent adverse events (AEs), and serious adverse events (SAEs).

Key observations from this analysis include:

•                  The treatment groups were balanced with respect to baseline demographics and characteristics.

•                  The adverse event and serious adverse event profiles were unremarkable.

•                  No new emergent laboratory, blood pressure or ECG findings were found.

•                  The hazard ratio for the primary efficacy endpoint was 1.244 (95% CI 0.949 – 1.632, p=NS).

•                  The difference between treatments was primarily driven by a higher occurrence of non-fatal coronary events amongst varespladib-treated patients.

Based on the DSMB recommendation, we have closed enrollment in the study and informed all investigators to remove patients from therapy.  While data continues to be made available to us, and while we continue to assess these data, based on the DSMB recommendation we expect that we will not engage in any further development activities of our sPLA2 portfolio, including varespladib and varespladib sodium.  We have implemented an organizational restructuring plan that will lower operating expenses through headcount reductions and the elimination of certain vendor activities.  We are in the process of modifying work orders with key vendors to ensure wind-down activities are efficient, while still maintaining patient safety as a top priority.  We will continue to incur costs associated with these activities, but we do not expect them to be significant beyond the third quarter of 2012. We have reallocated our remaining resources to other potential development programs and product portfolio efforts.

We were incorporated and commenced operations in September 2004. In January 2012, Anthera Pharmaceuticals, Limited, a wholly-owned subsidiary, was incorporated in Ireland. The establishment of this subsidiary was part of the Company’s ongoing growth activities and strategic plan. Since our inception, we have generated significant losses. As of March 31, 2012, we had an accumulated deficit of approximately $221.9 million. As of the date of this filing, we have never generated any revenue and have generated only interest income from cash and cash equivalents and short-term investments. We expect to incur substantial and increasing losses for at least the next several years as we pursue the development and commercialization of our product candidates.

To date, we have funded our operations through equity offerings, private placements of convertible debt and debt financings, raising net proceeds of approximately $224.4 million. We will need substantial additional financing to continue to develop our product candidates, obtain regulatory approvals and to fund operating expenses, which we will seek to raise through public or private equity or debt financings, collaborative or other arrangements with third parties or through other sources of financing. We cannot assure you that such funds will be available on terms favorable to us, if at all. In addition to the normal risks associated with development-stage companies, we may never successfully complete development of our product candidates, obtain adequate patent protection for our technology, obtain necessary government regulatory approval for our product candidates, or achieve commercial viability for our product candidates. In addition, we may not be profitable even if we succeed in commercializing our product candidates.

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

Research and Development Expenses

Since our inception, we have focused our activities on our product candidate development programs. We expense research and development costs as they are incurred. Research and development expenses consist of personnel costs, including salaries, benefits and stock-based compensation, clinical studies performed by contract research organizations, or CROs, materials and supplies, licenses and fees and overhead allocations consisting of various administrative and facilities-related costs. Research and development activities are also separated into three main categories: licensing, clinical development and pharmaceutical development. Licensing costs consist primarily of fees paid pursuant to license agreements. Historically, our clinical development costs have included costs for preclinical and clinical studies. We expect to incur substantial clinical development costs for our Phase 2b clinical study named PEARL-SC for blisibimod. Pharmaceutical development costs consist of expenses incurred relating to clinical studies and product formulation and manufacturing.

We expense both internal and external research and development costs as incurred. We have been developing product candidates in parallel, and we typically use our employee and infrastructure resources across several projects. Thus, some of our research and development costs are not attributable to an individually named project, but rather are allocated across our clinical stage programs. These unallocated costs include salaries, stock-based compensation charges and related “fringe benefit” costs for our employees (such as workers compensation and health insurance premiums), consulting fees and travel.

The following table shows our total research and development expenses for the three months ended March 31, 2012 and March 31, 2011 and for the period from September 9, 2004 (Date of Inception) through March 31, 2012 (in thousands):

	Three Months Ended March 31,		For the Period September 9, 2004 (Date of Inception) to March 31,
	2012	2011	2012
Allocated costs:
Varespladib	$11,175	$9,323	$104,406	(1)(2)
Blisibimod	4,832	5,680	49,102	(3)
Varespladib sodium	45	24	6,670
Unallocated costs	1,686	1,290	23,622
Total research and development	$17,738	$16,317	$183,800

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

We expect our research and development expenses to continue to be significant as we continue our development activities.  We completed enrollment in the PEARL-SC study of blisibimod in October 2011. We intend to fund our clinical studies with existing cash and proceeds from potential future debt and equity offerings.

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

None of our product candidates have received U.S. Food and Drug Administration, or FDA, or foreign regulatory marketing approval. In order to grant marketing approval, the FDA or foreign regulatory agencies must conclude that clinical data establishes the safety and efficacy of a product candidate and that the manufacturing facilities, processes and controls are adequate. Despite our efforts, our product candidates may not offer therapeutic or other improvement over existing, comparable drugs, be proven safe and effective in clinical studies, or meet applicable regulatory standards.

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

While our significant accounting policies are more fully described in the notes to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating our reported financial results and affect the more significant judgments and estimates that we use in the preparation of our financial statements.

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

Stock-Based Compensation

Compensation costs related to all equity instruments, excluding RSUs, are recognized at the grant date fair value of the awards. RSUs are accounted for as a liability award, and as such the fair value of the awards are remeasured at each reporting date. Additionally, we are required to include an estimate of the number of awards that will be forfeited in calculating compensation costs, which are recognized over the requisite service period of the awards on a straight-line basis. We account for stock-based compensation using the Black-Scholes option pricing model to estimate the fair value of each option grant on the date of grant. Black-Scholes option pricing model requires the input of highly subjective assumptions, including the expected stock price volatility, expected term, and forfeiture rate. Any changes in these highly subjective assumptions could significantly impact stock-based compensation expense.

Results of Operations

Comparison of the three months ended March 31, 2012 and 2011

Research and development expenses. Research and development expenses consist of personnel costs for employees in clinical, chemical manufacturing and regulatory functions, clinical studies performed by CROs, pharmaceutical development costs including product formulation and manufacturing, preclinical costs, license fees and overhead allocations consisting of various administrative and facilities-related costs.  Research and development expenses for the three-month periods ended March 31, 2012 and 2011 were as follows (in millions).

	Three Months ended March 31,
	2012	2011	Change
Research and development expense	$17.7	$16.3	8%

Research and development expenses for the three-month period ended March 31, 2012 increased due primarily to increased clinical trial costs associated with our Phase 3 clinical study of varespladib and Phase 2 clinical study of blisibimod of approximately $3.2 million.  The trial costs increased as a result of accelerating enrollment and additional clinical sites for the VISTA-16 and PEARL-SC clinical studies.   These increases were partially offset by a decrease of approximately $1.1 million over the prior period in 2011 as a result of the timing of our manufacturing development activities.

General and administrative expenses. General and administrative expenses consist of personnel costs for employees in executive, business development and operational functions, professional service fees including corporate legal fees, accountant fees and overhead allocations consisting of various administrative and facilities-related costs.  General and administrative expenses for the three-month periods ended March 31, 2012 and 2011 were as follows (in millions).

	Three Months ended March 31,
	2012	2011	Change
General and administrative expense	$2.3	$2.3	-2%

General and administrative expenses for the three-month period ended March 31, 2012 were consistent with the prior period in 2011.

Other income/expense.  Other income/expense consists of interest earned on our cash, cash equivalents and short-term investments and realized gains relating to investments.  Other income/expense for the three-month period ended March 31, 2012 was $0.01 million of expense compared to $0.2 million of income for the prior period in 2011. The change is primarily due to higher cash and investment balances in the prior year due to proceeds received from the issuance of notes payable and an equity offering.

Interest expense. Interest expense for the three-month periods ended March 31, 2012 and March 31, 2011 was $0.8 million and $0.1 million, respectively.  Interest expense consists primarily of interest expense, amortization of note discount and note issuance costs, and charges recorded for an end-of-term payment associated with our notes issued under a Loan and Security Agreement with Hercules in March 2011.

Liquidity and Capital Resources

To date, we have funded our operations primarily through private placements of preferred and common stock, convertible and nonconvertible debt and our IPO.  As of March 31, 2012, we had received net proceeds of approximately $173.5 million from the sale of equity securities, approximately $26.2 million from the issuance of convertible promissory notes, and approximately $24.7 million from the issuance of notes payable.

Cash, cash equivalents and short-term investments consist of the following (in thousands):

	March 31, 2012	December 31, 2011
Cash and cash equivalents	$42,349	$65,624
Short-term investments	1,680	1,746
Total	$44,029	$67,370

Our principal liquidity requirements are primarily to meet our working capital needs, support ongoing business activities, research and development, and our capital expenditure needs.

In January 2012, we filed a shelf registration statement with the SEC under which we may issue up to $100 million in shares of common stock, preferred stock, debt securities and/or warrants. As of March 31, 2012, no shares have been issued under the shelf registration statement.

Cash Flows

Cash flows from operating activities

For the three months ended March 31, 2012 and 2011, we incurred a net loss of approximately $20.9 million and $18.6 million, respectively.

Net cash used in operating activities was approximately $23.3 million for the three months ended March 31, 2012. The net loss is lower than cash used in operating activities by $2.4 million. The primary drivers for the difference are changes in operating assets and liabilities of $2.9 million which is based upon our estimated clinical trial performance to date, offset by adjustments for non-cash charges including depreciation, stock-based compensation, amortization of discount on notes payable and debt issuance costs totaling $0.6 million.

Net cash used in operating activities was approximately $9.9 million for the three months ended March 31, 2011. The net loss is higher than cash used in operating activities by $8.7 million. The primary drivers for the difference include increase of $5.0 million in clinical trial accruals which is based upon our estimated clinical trial performance to date, increase in other operating liabilities of $3.0 million, and adjustments for non-cash charges such as stock-based compensation of approximately $0.6 million.

Cash flows from investing activities

Net cash used in investing activities was approximately $0.1 million for the three months ended March 31, 2012, and was driven by purchases of short-term investments of $1.7 million and property and equipment of $0.2 million offset by proceeds received from maturities of short-term investments of approximately $1.7 million.

Net cash provided by investing activities was approximately $11.3 million for the three months ended March 31, 2011, and was primarily driven by the maturities of short-term investments during the period.

Cash flows from financing activities

Net cash provided by financing activities was approximately $0.1 million for the three months ended March 31, 2012, and consisted of net proceeds received from the exercise of options.

Net cash provided by financing activities was approximately $24.7 million for the three months ended March 31, 2011, and consisted primarily of proceeds of $25.0 million received from the issuance of notes payable with Hercules.

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

On March 25, 2011, the Company entered into a Loan Agreement with Hercules. Under the terms of the Loan Agreement, the Company borrowed $25.0 million at an interest rate of the higher of (i) 10.55% or (ii) 7.30% plus the prime rate as reported in the Wall Street Journal, and issued to Hercules a secured term promissory note evidencing the loan. The loan is secured by the Company’s assets, excluding intellectual property. The Company will make interest only payments for the initial 15 months.

Thereafter, the loan will be repaid in 30 equal monthly installments of approximately $1.0 million, at the initial interest rate. The Company will also be obligated to pay an end of the term charge of $0.9 million, which is being expensed over the term of the Loan Agreement using the effective interest rate method.

The following table summarizes our estimated scheduled future minimum contractual obligations and commitments as of March 31, 2012 (in thousands):

Payments Due by Period	Less than 1 year	1 - 3 years	Total
Notes Payable	$6,801	$18,199	$25,000
Interest on Notes Payable(1)	2,438	2,734	5,172
Facility Lease	227	356	583
Equipment Lease	3	1	4
Total	$9,469	$21,290	$30,759

(1)     Interest payments reflected are estimated based on an interest rate of 10.55% throughout the term of the note, plus an additional end of term charge of $0.9 million.

The above amounts exclude potential payments to be made under our license agreements to our licensors that are based on the progress of our product candidates in development, as these payments are not determinable. Please refer to Note 5 to our financial statements for additional details of these potential payments.

Funding Requirements

We expect to incur substantial expenses and generate significant operating losses as we continue to advance our product candidates into preclinical studies and clinical studies and as we:

•             continue clinical development of our product candidates;

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. We are exposed to market risk related to fluctuations in interest rates, market prices, and foreign currency exchange rates. However, since a majority of our investments are in short-term certificates of deposit, FDIC-insured corporate bonds and money market funds, we do not believe we are subject to any material market risk exposure. As of March 31, 2012, we did not have any material derivative financial instruments. The fair value of our marketable securities, including those included in cash equivalents and short-term investments, was $44.0 million as of March 31, 2012.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.  An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures.  Based on that evaluation, the CEO and CFO have concluded that as of March 31, 2012, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed was accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the first quarter 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We are a development stage company with approximately eight years of operating history. We have focused primarily on developing three product candidates: varespladib, blisibimod and varespladib sodium. We have financed our operations exclusively through equity offerings, private placements of convertible debt, and debt financings and we have incurred losses in each year since our inception in September 2004.  As of March 31, 2012, we had an accumulated deficit of approximately $221.9 million. Substantially all of our losses resulted from costs incurred in connection with our product development programs and from general and administrative costs associated with our operations.

We expect to incur additional losses over the next several years, and these losses may increase if we cannot generate revenues. Our historical losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect our development expenses, as well as our clinical product manufacturing expenses, to continue to be significant in connection with our Phase 2b clinical study named PEARL-SC for blisibimod and other clinical studies related to the development of our product candidates. In addition, we will incur additional costs of operating as a public company and, if we obtain regulatory approval for any of our product candidates, we may incur significant sales, marketing, in-licensing and outsourced manufacturing expenses as well as continued product development expenses. As a result, we expect to continue to incur significant losses for the foreseeable future.

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

•                  obtain regulatory approval for our product candidates;

•                  if regulatory approvals are obtained, begin the commercial manufacturing of approved product candidates with our third-party manufacturers;

•                  launch commercial sales and effectively market our product candidates, either independently or in strategic collaborations with third parties; and

•                  achieve broad market acceptance of our product candidates in the medical community and with third-party payors.

All of our product candidates are subject to the risks of failure inherent in the development of therapeutics based on new technologies. Currently, we have one product candidate, blisibimod, in clinical development.  Blisibimod could fail in clinical studies if we are unable to demonstrate that it is effective or if it causes unacceptable adverse effects in the patients we treat. Failure of our clinical studies would have a material adverse effect on our ability to generate revenue or become profitable. If we are not successful in achieving regulatory approval for our product candidates or are significantly delayed in doing so, our business will be materially harmed.

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

•                  the scope, size, rate of progress, results and costs of our preclinical studies, clinical studies and other development activities for our other product candidates;

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

As of the date of this report, we anticipate that our existing cash, cash equivalents and short-term investments, will enable us to meet our obligations and sustain our operations through at least the next 12 months. Changing circumstances may cause us to consume capital significantly faster than we currently anticipate. Additional financing may not be available when we need it or may not be available on terms that are favorable to us. If adequate funds are not available to us on a timely basis, or at all, we may be required to:

•                  terminate, reduce or delay preclinical studies, clinical studies or other development activities for our product candidates; or

•                  terminate, reduce or delay our (i) establishment of sales and marketing capabilities, (ii) pursuit of strategic collaborations with others relating to the sales, marketing and commercialization of any approved product candidate or (iii) other activities that may be necessary to commercialize a product candidate, if approved for sale.

The timing of the milestone and royalty payments we are required to make to each of Eli Lilly and Company, Shionogi & Co., Ltd. and Amgen Inc. is uncertain and could adversely affect our cash flows and results of operations.

In July 2006, we entered into a license agreement with Eli Lilly and Company, or Eli Lilly, and Shionogi & Co., Ltd. to develop and commercialize certain secretory phospholipase A2, or sPLA2, inhibitors for the treatment of cardiovascular disease and other diseases. Pursuant to our license agreement with them, we have an obligation to pay to each of Eli Lilly and Shionogi & Co., Ltd. significant milestone and royalty payments based upon how we develop and commercialize certain sPLA2 inhibitors, including varespladib and varespladib sodium, and our achievement of certain significant corporate, clinical and financial events. Based on the recommendation of the DSMB in March 2012, we expect that we will not engage in any further development activities of our sPLA2 portfolio, including varespladib and varespladib sodium.  Therefore, we do not expect to incur further payments to our collaborators.

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

We were incorporated in September 2004. Our operations to date have been limited to organizing and staffing our company, acquiring product and technology rights, conducting product development activities for varespladib, blisibimod and varespladib sodium, and performing research and development. We have not yet demonstrated an ability to obtain regulatory approval for or commercialize a product candidate. Consequently, any predictions about our future performance may not be as accurate as they could be if we had a history of successfully developing and commercializing pharmaceutical products.

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

•                  be successfully commercialized; or

•                  obtain favorable reimbursement.

We are not permitted to market our varespladib and varespladib sodium product candidates in the United States until we receive approval of a new drug application, or NDA, or with respect to our blisibimod product candidate, approval of a biologics license application, or BLA, from the FDA, or in any foreign countries until we receive the requisite approval from such countries. We have not submitted an NDA or BLA or received marketing approval for any of our product candidates. Additionally, based on the recommendation of the DSMB in March 2012, we expect that we will not engage in any further development activities of our sPLA2 portfolio, including varespladib and varespladib sodium.

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

Clinical studies may also be delayed, suspended or terminated as a result of ambiguous or negative interim results, or results that are inconsistent with earlier results. For example, while an independent statistician has completed an analysis of various biomarkers of B-cell response and determined that treatment with blisibimod met the pre-specified criteria for the PEARL-SC study to proceed, an independent DSMB reviewing the clinical data from the PEARL-SC study may recommend the clinical study discontinue based on safety and tolerability. In addition, a clinical study may be suspended or terminated by us, the FDA, the IRB or other reviewing entity overseeing the clinical study at issue, any of our clinical study sites with respect to that site, or other regulatory authorities due to a number of factors, including:

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

Because the results of preclinical testing or earlier clinical studies are not necessarily predictive of future results, any product candidate we advance into clinical studies may not have favorable results in later clinical studies or receive regulatory approval.

Success in preclinical testing and early clinical studies does not ensure that later clinical studies will generate adequate data to demonstrate the efficacy and safety of an investigational drug or biologic. A number of companies in the pharmaceutical and biotechnology industries, including those with greater resources and experience, have suffered significant setbacks in Phase 3 clinical studies, even after seeing promising results in earlier clinical studies. Despite the results reported in earlier clinical studies for our product candidates, we do not know whether any Phase 3 or other clinical studies we may conduct will demonstrate adequate efficacy and safety to result in regulatory approval to market any of our product candidates. If later stage clinical studies do not produce favorable results, our ability to achieve regulatory approval for any of our product candidates may be adversely impacted. Even if we believe that our product candidates have performed satisfactorily in preclinical testing and clinical studies, we may nonetheless fail to obtain FDA approval for our product candidates.

If we breach the license agreements for our product candidates, we could lose the ability to continue the development and commercialization of our product candidates.

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

The market for inflammatory disease therapeutics is especially large and competitive.  Specifically, Human Genome Sciences, Inc.’s and GlaxoSmithKline plc’s BAFF antagonist monoclonal antibody, Benlysta, was recently approved by the FDA for treatment of lupus. Further, we are aware of companies with other products in development that are being tested for potential treatment of lupus, Bristol-Myers Squibb Company and Merck Serono S.A., whose dual BAFF/APRIL antagonist fusion protein, Atacicept, is in a Phase 3 clinical study for lupus; and Immunomedics, Inc. and UCB S.A., who recently reported favorable results for their CD-22 antagonist humanized antibody, epratuzumab, which completed a Phase 2b clinical study in lupus and has begun a Phase 3 study, and Eli Lilly’s anti-BLYS monoclonal antibody, LY2127399, which has begun two Phase 3 studies.

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

•                  we could be sued and held liable for harm caused to patients; and

•                  our reputation may suffer.

Any of these events could prevent us from achieving or maintaining market acceptance of the affected product candidate and could substantially increase the costs of commercialization.

After the completion of our clinical studies, we cannot predict whether or when we will obtain regulatory approval to commercialize our product candidates and we cannot, therefore, predict the timing of any future revenue from these product candidates.

Even if we project positive clinical results and file for regulatory approval, we cannot commercialize any product candidate until the appropriate regulatory authorities have reviewed and approved the applications for such product candidate. We cannot assure you that the regulatory agencies will complete their review processes in a timely manner or that we will obtain regulatory approval for any product candidate we develop. Satisfaction of regulatory requirements typically takes many years, is dependent upon the type, complexity and novelty of the product and requires the expenditure of substantial resources. In addition, we may experience delays or rejections based upon additional government regulation from future legislation or administrative action or changes in FDA policy during the period of product development, clinical studies and FDA regulatory review.

Even if our product candidates receive regulatory approval, they may still face future development and regulatory difficulties.

Even if U.S. regulatory approval is obtained, the FDA may still impose significant restrictions on a product’s indicated uses or marketing or impose ongoing requirements for potentially costly post-approval studies or post-market surveillance. For example, the label ultimately approved for blisibimod, if any, may include restrictions on use. Further, the FDA has indicated that long-term safety data on blisibimod may need to be obtained as a post-market requirement. Our product candidates will also be subject to ongoing FDA requirements governing the labeling, packaging, storage, distribution, safety surveillance, advertising, promotion, recordkeeping and reporting of safety and other post-market information. In addition, manufacturers of drug products and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with current good manufacturing procedures, or cGMP, regulations. If we or a regulatory agency discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions on that product, the manufacturing facility or us, including requiring recall or withdrawal of the product from the market or suspension of manufacturing. If we, our product candidates or the manufacturing facilities for our product candidates fail to comply with applicable regulatory requirements, a regulatory agency may:

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

If our product candidates are approved but do not achieve an adequate level of acceptance by physicians, health care payors and patients, we may not generate sufficient revenue from these products, and we may not become or remain profitable. In addition, our efforts to educate the medical community and third- party payors on the benefits of our product candidates may require significant resources and may never be successful.

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

We will not know the full effects of the Health Care Reform Law until applicable federal and state agencies issue regulations or guidance under the new law. Although it is too early to determine the effect of the Health Care Reform Law, the new law appears likely to continue the pressure on pharmaceutical pricing, especially under the Medicare program, and also may increase our regulatory burdens and operating costs. We expect further federal and state proposals and health care reforms to continue to be proposed by legislators, which could limit the prices that can be charged for any product we develop and may limit our commercial opportunity.

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

The continuing efforts of government and other third-party payors to contain or reduce the costs of health care through various means may limit our commercial opportunity. It will be time-consuming and expensive for us to go through the process of seeking reimbursement from Medicare and private payors. Our products may not be considered cost-effective, and government and third- party private health insurance coverage and reimbursement may not be available to patients for any of our future products or sufficient to allow us to sell our products on a competitive and profitable basis. Our results of operations could be adversely affected by the MMA, the Health Care Reform Law and additional prescription drug coverage legislation, by the possible effect of this legislation on amounts that private insurers will pay and by other health care reforms that may be enacted or adopted in the future. In addition, increasing emphasis on managed care in the United States will continue to put pressure on the pricing of pharmaceutical products. Cost control initiatives could decrease the price that we or any potential collaborators could receive for any of our future products and could adversely affect our profitability.

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

The use of product candidates in clinical studies and the sale of any products for which we obtain marketing approval expose us to the risk of product liability claims. Product liability claims might be brought against us by consumers, health care providers, pharmaceutical companies or others selling or otherwise coming into contact with our products. If we cannot successfully defend ourselves against product liability claims, we could incur substantial liabilities. In addition, regardless of merit or eventual outcome, product liability claims may result in:

•                  impairment of our business reputation;

•                  withdrawal of clinical study participants;

•                  costs of related litigation;

•                  distraction of management’s attention from our primary business;

•                  substantial monetary awards to patients or other claimants;

•                  the inability to commercialize product candidates; and

•                  decreased demand for product candidates, if approved for commercial sale.

Our product liability insurance coverage for our clinical studies may not be sufficient to reimburse us for all expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive, and, in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. If and when we obtain marketing approval for any product candidate, we intend to expand our insurance coverage to include the sale of commercial products; however, we may be unable to obtain this product liability insurance on commercially reasonable terms. On occasion, large judgments have been awarded in class action lawsuits based on drugs that had unanticipated adverse effects. A successful product liability claim or series of claims brought against us could cause our stock price to decline and, if judgments exceed our insurance coverage, could decrease our cash and adversely affect our business.

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

We have relied upon a small number of third-party manufacturers and active pharmaceutical ingredient formulators for the manufacture of our material for preclinical and clinical testing purposes and intend to continue to do so in the future. We also expect to rely upon third parties to produce materials required for the commercial production of our product candidates if we succeed in obtaining necessary regulatory approvals. If we are unable to arrange for third- party manufacturing sources, or to do so on commercially reasonable terms, we may not be able to complete development of our product candidates or market them.

Reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured product candidates ourselves, including reliance on the third party for regulatory compliance and quality assurance, the possibility of breach of the manufacturing agreement by the third party because of factors beyond our control (including a failure to synthesize and manufacture our product candidates in accordance with our product specifications) and the possibility of termination or nonrenewal of the agreement by the third party, based on its own business priorities, at a time that is costly or damaging to us. In addition, the FDA and other regulatory authorities require that our product candidates be manufactured according to cGMP and similar foreign standards. Any failure by our third-party manufacturers to comply with cGMP or failure to scale up manufacturing processes, including any failure to deliver sufficient quantities in a timely manner, could lead to a delay in, or failure to obtain, regulatory approval.  In addition, such failure could be the basis for action by the FDA to withdraw approvals previously granted to us and for other regulatory action, including recall or seizure, total or partial suspension of production or injunction.

In December 2011, we completed the technology transfer from Amgen and manufacturing scale up to 3,000 liters at our contract manufacturing organization, or CRO (Fujifilm Diosynth Bioservices or “Fujifilm”). Two (2) batches of blisibimod produced under US FDA good manufacturing procedures, or GMP, at the 3,000 liter scale passed all physical quality specifications and comparability assessments. We submitted plans to the FDA on March 4, 2011 and September 9, 2011 establishing criteria to demonstrate comparability of blisibimod manufactured by Fujifilm to that manufactured by Amgen. Data confirming comparability to Phase 1 material (Amgen) was filed with the FDA on August 8, 2011, September 8, 2011, November 21, 2011 and February 22, 2012. To date, we have had no comments on any of these submissions. Should the FDA not agree with our comparability assessment or if we are unable to agree on the specifications for future blisibimod manufacturing, further clinical development of blisibimod beyond the PEARL-SC clinical study would be substantially delayed and we would incur substantial additional expense.

We rely on our manufacturers to purchase from third-party suppliers the materials necessary to produce drug product for our clinical studies. There are a small number of suppliers for certain capital equipment and raw materials that we use to manufacture drug product. Such suppliers may not sell these raw materials to our manufacturers at the times we need them or on commercially reasonable terms. We do not have any control over the process or timing of the acquisition of these raw materials by our manufacturers. Moreover, we currently do not have any agreements for the commercial production of these raw materials. Although we generally do not begin a clinical study unless we believe we have a sufficient supply of a product candidate to complete the clinical study, any significant delay in the supply of a product candidate or the raw material components thereof for an ongoing clinical study due to the need to replace a third-party manufacturer could considerably delay completion of our clinical studies, product testing and potential regulatory approval. If our manufacturers or we are unable to purchase these raw materials after regulatory approval has been obtained, the commercial launch would be delayed or there would be a shortage in supply of such product candidate, which would impair our ability to generate revenues from the sale of such product candidate.

Because of the complex nature of our compounds, our manufacturers may not be able to manufacture our compounds at a cost or in quantities or in a timely manner necessary to make commercially successful products. If we successfully commercialize a product candidate, we may be required to establish large-scale commercial manufacturing capabilities. In addition, as our drug development pipeline increases and matures, we will have a greater need for clinical study and commercial manufacturing capacity. We have no experience manufacturing pharmaceutical products on a commercial scale and some of these suppliers will need to increase their scale of production to meet our projected needs for commercial manufacturing, the satisfaction of which on a timely basis may not be met.

If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to market and sell a product candidate, we may be unable to generate any revenue.

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

Our commercial success will depend in part on our and our licensors’ ability to obtain additional patents and protect our existing patent positions, particularly those patents for which we have secured exclusive rights, as well as our ability to maintain adequate protection of other intellectual property for our technologies, product candidates and any future products in the United States and other countries. If we or our licensors do not adequately protect our intellectual property, competitors may be able to use our technologies and erode or negate any competitive advantage we may have, which could materially harm our business, negatively affect our position in the marketplace, limit our ability to commercialize product candidates and delay or render impossible our achievement of profitability. The laws of some foreign countries do not protect our proprietary rights to the same extent as the laws of the United States, and we may encounter significant problems in protecting our proprietary rights in these countries.

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

We are aware of two families of third party United States patents and pending foreign applications that contain broad claims related to BLyS or BAFF binding polypeptides. Based on our analyses, if these patents were asserted against us, we do not believe that blisibimod would be found to infringe any valid claim of these patents. If we were to challenge the validity of any issued United States patent in court, we would need to overcome the presumption of validity that attaches to every United States patent by presenting clear and convincing evidence as to the invalidity of the patent’s claims. There is no assurance that a court would find in our favor on questions of infringement or validity, and we could incur substantial costs in litigation if we are required to defend against patent suits brought by third parties or if we initiate these suits. If third party patents are determined to be valid and construed to cover blisibimod, the development and commercialization of this program could be affected, subjecting us to potential liability for damages and in addition may require us to obtain a license to continue marketing the affected product. Such a license may not be available on commercially acceptable terms, if at all.

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

We have obtained exclusive, worldwide licenses, except for Japan, of the composition of matter, methods of making and methods of use for certain sPLA2 compounds from Eli Lilly and Shionogi & Co., Ltd. In addition, we are party to a license agreement with Amgen that provides exclusive and worldwide rights to develop and commercialize blisibimod a novel BAFF inhibitor, as well as non-exclusive rights to certain technology relating to peptibody compositions and formulations. We may enter into additional licenses to third- party intellectual property in the future.

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

The United States Drug Price Competition and Patent Term Restoration Act of 1984, more commonly known as the “Hatch-Waxman Act,” provides for an extension of patent term for drug compounds for a period of up to five years to compensate for time spent in the regulatory approval process. Assuming we gain a five-year patent term extension for each of our current product candidates in clinical development, and that we continue to have rights under our license agreements with respect to these product candidates, we would have exclusive rights to varespladib’s U.S. “new chemical entity” patent (the primary patent covering the compound as a new composition of matter) until 2019 and to blisibimod’s U.S. new chemical entity patent until 2027. In Europe, similar legislative enactments allow patent terms in the European Union to be extended for up to five years through the grant of a Supplementary Protection Certificate. Assuming we gain such a five-year extension for each of our current product candidates in clinical development, and that we continue to have rights under our license agreements with respect to these product candidates, we would have exclusive rights to varespladib’s European new chemical entity patents until 2020 and to blisibimod’s European new chemical entity patents until 2027. In addition, since varespladib has not been previously approved in the United States, varespladib could be eligible for up to five years of New Chemical Entity, or NCE, exclusivity from the FDA. NCE exclusivity would prevent the FDA from approving any generic competitor following NDA approval independent of the patent status of varespladib. Further, since blisibimod has not been previously approved, blisibimod could be eligible for 12 years of data exclusivity from the FDA. During the data exclusivity period, competitors are barred from relying on the innovator biologic’s safety and efficacy data to gain approval. Similarly, the European Union provides that companies who receive regulatory approval for a new small molecule compound or biologic will have a 10-year period of data exclusivity for that compound or biologic (with the possibility of a further one-year extension) in most EU countries, beginning on the date of such European regulatory approval, regardless of when the European new chemical entity patent covering such compound expires. A generic version of the approved drug may not be marketed or sold during such market exclusivity period. However, there is no assurance that we will receive the extensions of our patents or other exclusive rights available under the Hatch- Waxman Act or similar foreign legislation. If we fail to receive such Hatch- Waxman extensions or marketing exclusivity rights or if we receive extensions that are materially shorter than expected, our ability to prevent competitors from manufacturing, marketing and selling generic versions of our products will be materially harmed.

Our current patent positions and license portfolio may not include all patent rights needed for the full development and commercialization of our product candidates. We cannot be sure that patent rights we may need in the future will be available for license to us on commercially reasonable terms, or at all.

We typically develop product candidates using compounds for which we have in-licensed and original composition of matter patents and patents that claim the activities and methods for such compounds’ production and use to the extent known at that time. As we learn more about the mechanisms of action and new methods of manufacture and use of product candidates, we may file additional patent applications for these new inventions or we may need to ask our licensors to file them. We may also need to license additional patent rights or other rights on compounds, treatment methods or manufacturing processes because we learn that we need such rights during the continuing development of a product candidate.

Although our in-licensed and original patents may prevent others from making, using or selling similar products, they do not ensure that we will not infringe the patent rights of third parties. We may not be aware of all patents or patent applications that may impact our ability to make, use or sell a product candidate. For example, because we sometimes identify the mechanism of action or molecular target of a given product candidate after identifying its composition of matter and therapeutic use, we may not be aware until the mechanism or target is further elucidated that a third party has an issued or pending patent claiming biological activities or targets that may cover our product candidate. U.S. patent applications filed after November 29, 2000 are confidential in the U.S. Patent and Trademark Office for the first 18 months after such applications’ earliest priority date, and patent offices in non-U.S. countries often publish patent applications for the first time six months or more after filing. Furthermore, we may not be aware of published or granted conflicting patent rights. Any conflicts resulting from patent applications and patents of others could significantly reduce the coverage of our patents and limit our ability to obtain meaningful patent protection. If others obtain patents with conflicting claims, we may need to obtain licenses to these patents or to develop or obtain alternative technology.

We may not be able to obtain any licenses or other rights to patents, technology or know-how from third parties necessary to conduct our business as described in this report and such licenses, if available at all, may not be available on commercially reasonable terms. Any failure to obtain such licenses could delay or prevent us from developing or commercializing a product candidate or a proposed product candidate, which would harm our business. Litigation or patent interference proceedings may be necessarily brought against third parties, as discussed below, to enforce any of our patents or other proprietary rights or to determine the scope and validity or enforceability of the proprietary rights of such third parties.

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

Our executive officers, directors and greater than 5% stockholders, in the aggregate, own approximately 55% of our outstanding common stock. As a result, such persons, acting together, will have the ability to control our management and affairs and substantially all matters submitted to our stockholders for approval, including the election and removal of directors and approval of any significant transaction. These persons will also have the ability to control our management and business affairs. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.

Future sales of our common stock may cause our stock price to decline.

As of March 31, 2012, there were 41,074,419 shares of our common stock outstanding. In addition, as of March 31, 2012, we had outstanding options to purchase shares of our common stock and restricted stock units of 3,259,384 that, if exercised or released, will result in these additional shares becoming available for sale. A large portion of these shares and outstanding equity awards are held by a small number of persons and investment funds. Sales by these stockholders or option holders of a substantial number of shares could significantly reduce the market price of our common stock. Moreover, certain holders of shares of common stock will have rights, subject to some conditions, to require us to file registration statements covering the shares they currently hold, or to include these shares in registration statements that we may file for ourselves or other stockholders.

In addition, at March 31, 2012, the Company had reserved the following shares for future issuance:

Common stock warrants outstanding	4,811,898
Common stock options available for future grant under stock option plans	903,339
Common stock shares available for future purchase under the ESPP	546,801
Total	6,262,038

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

In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which limits the ability of stockholders owning in excess of 15% of our outstanding voting stock to merge or combine with us. Although we believe these provisions collectively provide for an opportunity to obtain greater value for stockholders by requiring potential acquirers to negotiate with our board of directors, they would apply even if an offer rejected by our board were considered beneficial by some stockholders. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of this report:

Number	Description
3.1

Fifth Amended and Restated Certificate of Incorporation (filed as Exhibit 3.6 to the registrant’s Registration Statement on Form S-1/A (File No. 333-161930) filed with the SEC February 3, 2010 and incorporated herein by reference).

3.2

Amended and Restated Bylaws (filed as Exhibit 3.7 to the registrant’s Registration Statement on Form S-1/A (File No. 333-161930) filed with the SEC February 3, 2010 and incorporated herein by reference).

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

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

Number	Description
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

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

ANTHERA PHARMACEUTICALS, INC.

May 4, 2012	By:	/s/ Paul F. Truex
Paul F. Truex
President and Chief Executive Officer

May 4, 2012	By:	/s/ Christopher P. Lowe
Christopher P. Lowe
Chief Financial Officer