Form 10-Q
period 2012-06-30
Anthera Pharmaceuticals Inc
filed 2012-08-09
CIK 1316175

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of August 1, 2012, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 79,111,870.

ANTHERA PHARMACEUTICALS, INC.

FORM 10-Q FOR THE QUARTER ENDED June 30, 2012

INDEX

Page
Part I — Financial Information	3
Item 1. Financial Statements (unaudited)	3
Condensed Balance Sheets as of June 30, 2012 and December 31, 2011	3
Condensed Statements of Operations and Comprehensive Loss for the Three and Six Months Ended June 30, 2012 and 2011 and for the period from September 9, 2004 (Date of Inception) to June 30, 2012	4
Condensed Statements of Cash Flows for the Six Months Ended June 30, 2012 and 2011 and cumulative period from September 9, 2004 (Date of Inception) to June 30, 2012	5
Notes to Condensed Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3. Quantitative and Qualitative Disclosures About Market Risk	22
Item 4. Controls and Procedures	22
Part II — Other Information	23
Item 1. Legal Proceedings	23
Item 1A. Risk Factors	23
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	40
Item 3. Defaults Upon Senior Securities	40
Item 4. Mine Safety Disclosures	40
Item 5. Other Information	40
Item 6. Exhibits	40
Signatures	41
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ANTHERA PHARMACEUTICALS, INC.

(A Development Stage Company)

CONDENSED BALANCE SHEETS

(in thousands, except share amounts)

(unaudited)

	June 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$20,537	$65,624
Short-term investments	2,354	1,746
Prepaid expenses and other current assets	304	607
Total current assets	23,195	67,977
Property and equipment — net	1,287	1,276
Debt issuance costs	179	240
TOTAL	$24,661	$69,493

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$10,299	$17,432
Accrued clinical expenses	7,166	7,715
Accrued liabilities	452	559
Accrued payroll and related costs	610	372
Short term portion of notes payable, net of discount	8,767	4,157
Total current liabilities	27,294	30,235
Notes payable, net of discount	15,920	20,174
Total liabilities	43,214	50,409
Commitments and Contingencies (Note 5)
Stockholders’ equity
Common stock, $0.001 par value, 95,000,000 shares authorized; 41,159,980 and 40,933,354 shares issued and outstanding as of June 30, 2012 and December 31, 2011, respectively	41	41
Additional paid-in capital	220,988	220,051
Accumulated comprehensive loss	(90)	(29)
Deficit accumulated during the development stage	(239,492)	(200,979)
Total stockholders’ (deficit) equity	(18,553)	19,084
TOTAL	$24,661	$69,493

See accompanying notes to condensed financial statements.

ANTHERA PHARMACEUTICALS, INC.

(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

(unaudited)

	Three months ended June 30,		Six months ended June 30,		Cumulative Period from September 9, 2004 (Date of Inception) to June 30,
	2012	2011	2012	2011	2012
OPERATING EXPENSES:
Research and development	$14,865	$20,586	$32,603	$36,903	$198,665
General and administrative	1,799	2,096	4,121	4,436	28,196
Total operating expenses	16,664	22,682	36,724	41,339	226,861
LOSS FROM OPERATIONS	(16,664)	(22,682)	(36,724)	(41,339)	(226,861)
OTHER INCOME (EXPENSE):
Other (expense) income	(28)	414	(38)	574	1,573
Interest expense	(908)	(902)	(1,751)	(971)	(6,099)
Mark-to-market adjustment of warrant liability	—	—	—	—	(3,796)
Beneficial conversion features	—	—	—	—	(4,309)
Total other income (expense)	(936)	(488)	(1,789)	(397)	(12,631)
NET LOSS	$(17,600)	$(23,170)	$(38,513)	$(41,736)	$(239,492)
Net loss per share—basic and diluted	$(0.43)	$(0.66)	$(0.94)	$(1.23)
Weighted-average number of shares used in per share calculation—basic and diluted	41,097,882	34,900,225	41,049,152	33,903,166

COMPREHENSIVE LOSS	$(17,658)	$(23,494)	$(38,574)	$(41,718)

See accompanying notes to condensed financial statements.

ANTHERA PHARMACEUTICALS, INC.

(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,		September 9, 2004 (Date of Inception) to June 30,
	2012	2011	2012
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(38,513)	$(41,736)	(239,492)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	152	10	322
Amortization of premium/(discount) on short-term investments	—	84	56
Realized (gain)/loss on short-term investments	—	(8)	(164)
Stock-based compensation expense	666	1,353	4,426
Issuance of preferred and common stock for license fee, interest and service	—	—	6,122
Beneficial conversion feature	—	—	4,309
Amortization of discount and deferred interest on convertible notes and notes payable	418	215	1,723
Amortization of debt issuance costs	60	39	740
Mark-to-market adjustment on warrant liability	—	—	3,796
Changes in assets and liabilities:
Prepaid expenses and other assets	310	(1,342)	(301)
Accounts payable	(7,132)	5,925	10,491
Accrued clinical expenses	(548)	6,951	7,168
Accrued liabilities	(42)	30	(35)
Accrued payroll and related costs	238	(283)	583
Net cash used in operating activities	(44,391)	(28,762)	(200,256)
INVESTING ACTIVITIES:
Property and equipment purchases	(163)	(1,318)	(1,616)
Purchase of short-term investments	(3,885)	(4,486)	(48,369)
Proceeds from sale of short-term investments	3,269	23,809	46,114
Net cash (used in) provided by investing activities	(779)	18,005	(3,871)
FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes and notes payable, net of issuance costs	—	24,700	50,952
Net proceeds from issuance of preferred stock	—	—	32,210
Proceeds from issuance of common stock, net of offering costs	—	54,012	141,281
Withholding taxes paid on vested restricted stock units	(27)	(25)	(906)
Proceeds from issuance of common stock pursuant to exercise of warrant	—	—	220
Proceeds from issuance of common stock pursuant to employee stock purchase plan and exercise of stock options, net	168	163	965
Net cash provided by financing activities	141	78,850	224,722
Effect of exchange rates on cash	(58)	—	(58)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(45,087)	68,093	20,537
CASH AND CASH EQUIVALENTS — Beginning of period	65,624	40,030	—
CASH AND CASH EQUIVALENTS — End of period	$20,537	$108,123	20,537
NONCASH INVESTING AND FINANCING ACTIVITIES:
Conversion of convertible promissory notes and accrued interest into common stock, Series A-2 convertible preferred stock and Series B-2 convertible preferred stock, including unamortized debt discount	$—	$—	$27,386
Beneficial conversion features	$—	$—	$4,309
Reclassification of issuance costs charged to equity	$—	$—	$3,565

See accompanying notes to condensed financial statements.

ANTHERA PHARMACEUTICALS, INC.

(A Development Stage Company)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization

Anthera Pharmaceuticals, Inc. (the “Company” or “Anthera”) was incorporated on September 9, 2004 in the state of Delaware and is headquartered in Hayward, CA.  Anthera is a biopharmaceutical company focused on developing and commercializing products to treat serious diseases associated with inflammation and autoimmune diseases. The Company currently has one Phase 2 clinical program, blisibimod, which targets elevated levels of B-cell activating factor, or BAFF, which has been associated with a variety of B-cell mediated autoimmune diseases, including systemic lupus erythematosus, or lupus, lupus nephritis, vasculitis, rheumatoid arthritis, idiopathic thrombocytopenia purpura, IgA nephropathy, and others.  The Company’s activities since inception have consisted principally of acquiring product and technology rights, raising capital, and performing research and development. Accordingly, the Company is considered to be in the development stage as of June 30, 2012, as defined by guidance issued by the Financial Accounting Standards Board (“FASB”). Successful completion of the Company’s development programs and, ultimately, the attainment of profitable operations are dependent on future events, including, among other things, its ability to access potential markets; secure financing; develop a customer base; attract, retain and motivate qualified personnel; and develop strategic alliances.

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

Based on the DSMB recommendation, the Company closed enrollment in the study and informed all investigators to remove patients from therapy.  While data continues to be made available to the Company, and while the Company continues to assess these data, the Company does not expect to engage in any further development activities of its sPLA2 portfolio, including varespladib and varespladib sodium.  The Company has implemented an organizational restructuring plan that will lower operating expenses through headcount reductions and the elimination of certain vendor activities.  The Company has modified work orders with key vendors to ensure wind-down activities are efficient, while still maintaining patient safety as a top priority.  The Company will continue to incur costs associated with these activities, but does not expect them to be significant beyond the third quarter of 2012.  The Company has reallocated remaining resources to other potential development programs and product portfolio efforts.

From September 9, 2004 (Date of Inception) through June 30, 2012, the Company had an accumulated a deficit of $239.5 million. During the three and six month period ended June, 2012, the Company incurred a net loss of $17.6 million and $38.5 million respectively.  Cash used in operating activities was approximately $44.4 million for the six months ended June 30, 2012. The Company expects to continue to incur substantial losses and negative cash flows from operations over the next several years during its clinical development phase.

The Company had cash, cash equivalents, and short-term investments of approximately $22.9 million at June 30, 2012.  In July 2012 the Company received net proceeds of approximately $35.5 million pursuant to the shelf registration (see Note 11).  As of the date of this report, the Company anticipates that its existing cash, cash equivalents and short-term investments are sufficient to fund its near term liquidity needs for at least the next 12 months. The Company’s current plan includes the completion of its PEARL-SC clinical study during 2012, the continued support of its PEARL-SC open label extension study (“OLE”) and to investigate the structure of future trials and research and development activities. To maintain liquidity for the next 12 months, the Company’s plan assumes limited development and operational costs beyond those necessary for completion of the PEARL-SC clinical study, support of the OLE, and, if necessary, a reduction in certain general and administrative and research and development expenses.

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

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States, or U.S. GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required for complete financial statements. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary to present fairly the Company’s interim consolidated financial information. The results for the three and six months ended June 30, 2012 are not necessarily indicative of the results to be expected for the year ending December 31, 2012 or for any other period. The condensed balance sheet as of December 31, 2011 has been derived from the audited financial statements as of that date but it does not include all of the information and notes required by U.S. GAAP. The accompanying unaudited condensed financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission (“SEC”) on March 14, 2012.

Significant Accounting Policies

There have been no changes in our significant accounting policies for the three and six months ended June 30, 2012 as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

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

The following table summarizes the Company’s calculation of net loss per common share (in thousands except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net loss per share
Numerator
Net loss	$(17,600)	$(23,170)	$(38,513)	$(41,736)
Denominator
Weighted-average common shares outstanding	41,098,849	34,914,521	41,051,288	33,921,422
Less: Weighted-average shares subject to repurchase	(967)	(14,296)	(2,136)	(18,256)
Denominator for basic and diluted net loss per share	41,097,882	34,900,225	41,049,152	33,903,166
Basic and diluted net loss per share	$(0.43)	$(0.66)	$(0.94)	$(1.23)

The following table shows weighted-average historical dilutive common share equivalents outstanding, which are not included in the above calculation as the effect of their inclusion is anti-dilutive during each period.

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011		2012	2011
Options to purchase common stock	307,529	963,990		588,853	950,687
Common stock subject to repurchase	967	14,296		2,136	18,256
Warrants to purchase common stock	—	2,427,020	(1)	115,660	2,089,865	(1)
Restricted Stock Units	307,030	288,096		301,842	294,308
Total	615,526	3,693,402		1,008,491	3,353,116

(1)       Warrants to purchase common stock for the three and six months ended June 30, 2011 previously presented as 4,878,565 and 4,731,169, respectively,  have been corrected in the above table to properly reflect weighted average warrants outstanding, which should have been determined by applying the treasury stock method. The correction does not have an effect on net loss per share, as the effect of the inclusion of warrants is anti-dilutive during the period.

3. CASH EQUIVALENTS AND INVESTMENTS

At June 30, 2012 and December 31, 2011, the amortized cost and estimated fair value of investments is set forth in the following tables (in thousands):

	June 30, 2012
	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value
Cash	$1,704	$—	$1,704
Money market funds	17,608	—	17,608
Certificates of deposit	3,581	(2)	3,579
Total	22,893	(2)	22,891
Less amounts classified as cash and cash equivalents	(20,537)	—	(20,537)
Total	$2,356	$(2)	$2,354

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Estimated Fair Value
Cash	$65,624	$—	$65,624
Certificates of deposit	1,745	1	1,746
Total	67,369	1	67,370
Less amounts classified as cash and cash equivalents	(65,624)	—	(65,624)
Total	$1,745	$1	$1,746

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

The following tables present the Company’s fair value hierarchy for all its financial assets (including those in cash and cash equivalents), in thousands, by major security type measured at fair value on a recurring basis:

	June 30, 2012
	Estimated Fair Value	Level 1	Level 2	Level 3
Money market funds	$17,608	$17,608	$—	$—
Certificates of deposit	3,579		3,579	—
Total	$21,187	$17,608	$3,579	$—

	December 31, 2011
	Estimated Fair Value	Level 1	Level 2	Level 3
Certificates of deposit	$1,746	$—	$1,746	$—
Total	$1,746	$—	$1,746	$—

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

Under the terms of the Eli Lilly Agreement, the Company is obligated to make additional milestone payments to Eli Lilly of up to $97.5 million upon the achievement of certain development and regulatory milestones and to pay tiered royalties on future net sales of products that are developed and approved as defined by this collaboration. As of June 30, 2012, there were no outstanding obligations due to Eli Lilly.  Based on the recommendation of the DSMB in March 2012, the Company expects that it will not engage in any further development activities of its sPLA2 portfolio, including varespladib and varespladib sodium.  Therefore, the Company does not expect to incur further payments to its collaborators as it relates to its sPLA2 portfolio.

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

Under the terms of the Amgen Agreement, the Company is obligated to make additional milestone payments to Amgen of up to $33.0 million upon the achievement of certain development and regulatory milestones. The Company is also obligated to pay tiered royalties on future net sales of products, ranging from the high single digits to the low double digits, which are developed and approved as defined by this collaboration. The Company’s royalty obligations as to a particular licensed product will be payable, on a country-by-country and licensed product-by-licensed product basis, for the longer of (a) the date of expiration of the last to expire valid claim within the licensed patents that covers the manufacture, use or sale, offer to sell, or import of such licensed product by the Company or a sublicense in such country or (b) 10 years after the first commercial sale of the applicable licensed product in the applicable country. As of June 30, 2012, there were no outstanding obligations due to Amgen.

6. NOTES PAYABLE

In March 2011, the Company entered into a Loan and Security Agreement (“Loan Agreement”) with Hercules Technology Growth Capital, Inc. and Hercules Technology II, L.P. (together, “Hercules”). Under the terms of the Loan Agreement, the Company borrowed $25.0 million at an interest rate of the higher of (i) 10.55% or (ii) 7.30% plus the prime rate as reported in the Wall Street Journal, and issued to Hercules a secured term promissory note evidencing the loan. The loan is secured by the Company’s assets, excluding intellectual property. The Company made interest only payments for the initial 15 months. Beginning July 2012, the loan will be repaid in 30 equal monthly installments totaling approximately $1.0 million, for interest and principle, at the initial interest rate. The Company will also be obligated to pay an end of the term charge of $0.9 million, which will be expensed over the term of the Loan Agreement using the effective interest rate method.

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

The Company applied the relative fair value method to allocate the $25.0 million proceeds received under the Loan Agreement between the loan and warrant. The initial carrying amount assigned to the loan was $23.7 million and was recorded as Notes payable—net of discount on the Company’s balance sheet. The fair value allocated to the warrant of $1.3 million was recorded as an increase to additional paid-in capital in the Company’s balance sheet. The resulting $1.3 million discount from the $25.0 million par value of the loan is being amortized as an additional interest expense over the term of the loan using the effective interest rate method. At June 30, 2012, this warrant remained outstanding and exercisable.

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

In January 2012, the Company filed a shelf registration statement with the Securities and Exchange Commission (“SEC”) under which we may issue up to $100.0 million in shares of common stock, preferred stock, debt securities and/or warrants.  As of June 30, 2012, no shares have been issued under the shelf registration statement (see Note 11).

8.  SHARE-BASED COMPENSATION PLANS

Option Plans

At June 30, 2012, the Company had the following plans that give rise to share-based compensation: (i) the 2010 Stock Option and Incentive Plan (the “2010 Plan”), and (ii) the 2010 Employee Stock Purchase Plan (the “ESPP”). The terms of awards granted during the three and six months ended June 30, 2012 and the methods for determining grant date fair value of the awards were consistent with those described in the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

The following table summarizes stock option activity under the Company’s share-based compensation plans for the six months ended June 30, 2012 (in thousands except share and per share amounts):

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Balance at December 31, 2011	2,283,771	$3.77	7.88	$6,063
Granted	853,000	$2.17
Exercised	(154,529)	$1.02
Cancelled and expired	(180,414)	$6.10
Balance at June 30, 2012	2,801,828	$3.29	7.54	$154
Vested at June 30, 2012	1,388,393	$3.00	6.43	$154
Vested and expected to vest at June 30, 2012	2,801,828	$3.29	7.54	$154

The intrinsic value of stock options represents the difference between the exercise price of stock options and the market price of our stock on that day for all in-the-money options.

As of June 30, 2012, there were 1,040,123 shares available for future issuance under the 2010 Plan.

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

The purchase price per share is 85% of the fair market value of the common stock as of the first date or the ending date of the applicable semi-annual purchase period, whichever is less. Purchases are generally made on the last trading day of each June and December.  There were 19,147 shares issued under the ESPP during the six months ended June 30, 2012. As of June 30, 2012, 527,654 shares were available for future purchase under the ESPP.

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

The following table summarizes activity related to our restricted stock units and awards:

	Shares	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Life in Years
Outstanding at December 31, 2011	206,375	$5.24	1.65
RSUs granted	152,850	$4.71
RSUs released	(64,148)	$5.12
RSU forfeitures and cancellations	(41,207)	$3.90
Outstanding at June 30, 2012	253,870	$5.17	1.22

RSUs are converted into common stock upon vesting. Upon the vesting of RSUs, the Company offers the use of the net share settlement approach and withholds a portion of the shares issued to the employee by the corresponding whole number share value, if required. The number and the value of the shares netted for employee taxes are summarized in the table below (in thousands, except share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Shares withheld	12,989	126,875	15,397	126,875
Fair value of shares withheld	$20	872	$34	872

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

Stock Option Plans

	Three Months Ended June 30,		Six Months Ended June 30,		Period from September 9, 2004 (Date of Inception) to June 30,
	2012	2011	2012	2011	2012
Expected Volatility	65%	64%	66%	63%	72%
Dividend Yield	0%	0%	0%	0%	0%
Risk-Free Interest Rate	1.02%	2.13%	1.30%	2.32%	2.88%
Expected Term (years)	6.25	6.25	6.25	6.25	6.25

ESPP

	Three Months Ended June 30,		Six Months Ended June 30,		Period from September 9, 2004 (Date of Inception) to June 30,
	2012	2011	2012	2011	2012
Expected Volatility	84%	50%	84%	54%	71%
Dividend Yield	0%	0%	0%	0%	0%
Risk-Free Interest Rate	0.07%	0.09%	0.19%	0.13%	0.14%
Expected Term (years)	0.5	0.5	0.5	0.5	0.5

Compensation cost for stock options is based on the grant-date fair value and is recognized over the vesting period of the applicable option on a straight-line basis.  The estimated per share weighted-average fair values of stock options granted were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,		Period from September 9, 2004 (Date of Inception) to June 30,
	2012	2011	2012	2011	2012
Estimated per share weighted-average fair value	$1.07	$4.93	$1.32	$3.50	1.61

RSUs

In June 2011, the Company amended the 2010 Plan to allow individuals who had received RSUs to net share settle in excess of the minimum statutory withholding amount for taxes. In accordance with guidance issued by the FASB, this modification resulted in the RSUs being classified as a liability, and the subsequent change in fair value to be recorded as expense. The unsettled RSUs are remeasured at each reporting date and will continue to be remeasured until they are fully vested in approximately 1.74 years. Any changes in valuation are recorded as compensation expense for the period. As of June 30, 2012, the liability related to the unsettled awards was not significant.

Total stock-based compensation expense for equity awards recognized was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,		Period from September 9, 2004 (Date of Inception) to June 30,
	2012	2011	2012	2011	2012
Research and development	$155	$254	$240	$490	$1,837
General and administrative	178	511	426	863	2,589
Total stock-based compensation	$333	$765	$666	$1,353	$4,426

As of June 30, 2012, there was $4.0 million of unrecognized compensation expense related to options. The unrecognized compensation expense will be amortized on a straight-line basis over a weighted-average remaining period of 2.91 years.

10. RELATED PARTY TRANSACTIONS

The Company engaged an outside service provider whose chief executive officer is a founder of the service provider and spouse of an officer of the Company, for clinical management services. In consideration for the services rendered, the Company paid the following fees (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,		Period from September 9, 2004 (Date of Inception) to June 30,
	2012	2011	2012	2011	2012
Project management fees	$816	$878	$1,922	$1,499	$5,913

As of June 30, 2012, the Company had approximately $0.3 million payable to this organization for services performed during the period compared to approximately $1.1 million payable as of December 31, 2011.  As of June 30, 2012 the scope of the services performed by this entity was limited to close out activities for the VISTA-16 study which resulted in a significant reduction in service compared to December 31, 2011.

11. SUBSEQUENT EVENTS

In July 2012, the Company completed an underwritten public offering of 33,000,000 shares of its common stock, offered at a price to the public of $1.00 per share.  In addition, the Company has sold 4,950,000 shares of its common stock at a price of $1.00 per share pursuant to the underwriters’ option to purchase additional shares, resulting in a total public offering of 37,950,000 shares.  The net proceeds to the Company from the sale of shares in this offering, after deducting customary underwriting discounts and commissions, were $35.5 million.  The Company intends to use the net proceeds for general corporate purposes.

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

Overview

We are a biopharmaceutical company focused on developing and commercializing products to treat serious diseases associated with inflammation and autoimmune diseases. Our primary product candidate, blisibimod, targets elevated levels of B-cell activating factor, or BAFF, which has been associated with a variety of B-cell mediated autoimmune diseases, including systemic lupus erythematosus, or lupus, lupus nephritis, vasculitis, rheumatoid arthritis, idiopathic thrombocytopenia purpura, IgA nephropathy, and others.

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

We implemented an organizational restructuring plan lowered operating expenses through headcount reductions and the elimination of certain vendor activities.  We continue to modify work orders with key vendors to ensure wind-down activities are efficient, while still maintaining patient safety as a top priority.  We will continue to incur costs associated with these activities, but we do not expect them to be significant beyond the third quarter of 2012. We have reallocated our remaining resources to other potential development programs and product portfolio efforts.

We were incorporated and commenced operations in September 2004. Since our inception, we have generated significant losses. As of June 30, 2012, we had an accumulated deficit of approximately $239.5 million. As of the date of this filing, we have never generated any revenue and have generated only interest income from cash and cash equivalents and short-term investments. We expect to incur substantial and increasing losses for at least the next several years as we pursue the development and commercialization of our product candidates.

To date, we have funded our operations through equity offerings, private placements of convertible debt and debt financings, raising net proceeds of approximately $260.0 million. We will need substantial additional financing to continue to develop our product candidates, obtain regulatory approvals and to fund operating expenses, which we will seek to raise through public or private equity or debt financings, collaborative or other arrangements with third parties or through other sources of financing. We cannot assure you that such funds will be available on terms favorable to us, if at all. In addition to the normal risks associated with development-stage companies, we may never successfully complete development of our product candidates, obtain adequate patent protection for our technology, obtain necessary government regulatory approval for our product candidates, or achieve commercial viability for our product candidates. In addition, we may not be profitable even if we succeed in commercializing our product candidates.

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

Research and Development Expenses

Since our inception, we have focused our activities on our product candidate development programs. We expense research and development costs as they are incurred. Research and development expenses consist of personnel costs, including salaries, benefits and stock-based compensation, clinical studies performed by contract research organizations, or CROs, materials and supplies, licenses and fees and overhead allocations consisting of various administrative and facilities-related costs. Research and development activities are also separated into three main categories: licensing, clinical development and pharmaceutical development. Licensing costs consist primarily of fees paid pursuant to license agreements. Historically, our clinical development costs have included costs for preclinical and clinical studies. We expect to incur substantial clinical development costs for our Phase 3 development program for blisibimod. Pharmaceutical development costs consist of expenses incurred relating to clinical studies and product formulation and manufacturing.

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

The following table shows our total research and development expenses for the three and six months ended June 30, 2012 and June 30, 2011 and for the period from September 9, 2004 (Date of Inception) through June 30, 2012 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,		For the Period September 9, 2004 (Date of Inception) to June 30,
	2012	2011	2012	2011	2012
Allocated costs:
Varespladib	$5,149	$11,979	$16,324	$21,302	$109,555	(1)(2)
Blisibimod	8,439	6,400	13,271	12,081	57,541	(3)
Varespladib sodium	6	143	51	167	6,676
Unallocated costs	1,271	2,064	2,957	3,353	24,893
Total development	$14,865	$20,586	$32,603	$36,903	$198,665

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

We expect our research and development expenses to continue to be significant as we continue our development activities.  We reported primary and secondary data for our PEARL-SC study of blisibimod in June and July 2012. We intend to fund our development expenses with existing cash and proceeds from potential future debt and equity offerings.

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

As a result of the uncertainties discussed above, we are unable to determine the duration and completion costs of our clinical development activities or when and to what extent we will receive cash inflows from the commercialization and sale of an approved product candidate, if ever.

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

Results of Operations

Comparison of the three and six months ended June 30, 2012 and 2011

Research and development expenses. Research and development expenses consist of personnel costs for employees in clinical, chemical manufacturing and regulatory functions, clinical studies performed by CROs, pharmaceutical development costs including product formulation and manufacturing, preclinical costs, license fees and overhead allocations consisting of various administrative and facilities-related costs.  Research and development expenses for the three and six months ended June 30, 2012 and 2011 were as follows (in millions):

	Three Months ended June 30,			Six Months ended June 30,
	2012	2011	Change	2012	2011	Change
Research and development expense	$14.9	$20.6	(28)%	$32.6	$36.9	(12)%

Research and development expenses for the three and six months ended June 30, 2012 decreased primarily due to decreased clinical trial costs associated with our Phase 3 clinical study of varespladib of approximately $5.7 million and $4.3 million, respectively.  The trial costs decreased as a direct result of the termination of the VISTA-16 study in March 2012.

General and administrative expenses. General and administrative expenses consist of personnel costs for employees in executive, business development and operational functions, professional service fees including corporate legal fees, accountant fees and overhead allocations consisting of various administrative and facilities-related costs.  General and administrative expenses for the three and six months ended June 30, 2012 and 2011 were as follows (in millions):

	Three Months ended June 30,			Six Months ended June 30,
	2012	2011	Change	2012	2011	Change
General and administrative expense	$1.8	$2.1	(14)%	$4.1	$4.4	(7)%

General and administrative expenses for the three and six months ended June 30, 2012 decreased compared to the previous periods primarily due to a reduction in workforce as a result of the termination of the Vista-16 study in March 2012.

Other income/expense.  Other income/expense consists of interest earned on our cash, cash equivalents and short-term investments and realized gains relating to investments.  Other income/expenses for the three and six months ended June 30, 2012 and 2011 were as follows (in millions):

	Three Months ended June 30,			Six Months ended June 30,
	2012	2011	Change	2012	2011	Change
Other income/ (expense)	$(0.03)	$0.4	(107)%	$(0.04)	$0.6	(107)%

The change is primarily due to lower cash and investment balances in current year and the impact of foreign exchange fluctuations on operating expenses for the periods.

Interest expense.  Interest expense consists primarily of interest expense, amortization of note discount and note issuance costs, and charges recorded for an end-of-term payment associated with our notes issued under a Loan and Security Agreement with Hercules in March 2011. Interest expense for the three and six months ended June 30, 2012 and 2011 were as follows (in millions):

	Three Months ended June 30,			Six Months ended June 30,
	2012	2011	Change	2012	2011	Change
Interest expense	$(0.9)	$(0.9)	0%	$(1.8)	$(1.0)	80%

Liquidity and Capital Resources

To date, we have funded our operations primarily through placements of preferred and common stock, convertible and nonconvertible debt and our IPO.  As of June 30, 2012 we have received net proceeds of approximately $224.5 million from the sale of equity securities, comprised of approximately $173.4 million from the sale of equity securities, approximately $26.2 million from the issuance of convertible promissory notes, and approximately $24.7 million from the issuance of notes payable.  Further, in July 2012, net proceeds of approximately $35.5 million were raised through the sale of 37,950,000 shares of common stock pursuant to the shelf registration. Total net proceeds raised to date totaled approximately $260 million.

Cash, cash equivalents and short-term investments consist of the following (in thousands):

	June 30, 2012	December 31, 2011
Cash and cash equivalents	$20,537	$65,624
Short-term investments	2,354	1,746
Total	$22,891	$67,370

Our principal liquidity requirements are primarily to meet our working capital needs, support ongoing business activities, research and development, and our capital expenditure needs.

In January 2012, we filed a shelf registration statement with the SEC under which we may issue up to $100 million in shares of common stock, preferred stock, debt securities and/or warrants. In July 2012 the Company utilized its shelf registration statement to sell 37,950,000 shares of its common stock at $1.00 per share. The company received net proceeds of approximately $35.5 million which will be used for general corporate purposes.

Cash Flows

Cash flows from operating activities

For the six months ended June 30, 2012 and 2011, we incurred a net loss of approximately $38.5 million and $41.7 million, respectively.

Net cash used in operating activities was approximately $44.4 million for the six months ended June 30, 2012. The net loss is lower than cash used in operating activities by $5.9 million. The primary drivers for the difference are changes in operating assets and liabilities of $7.2 million which is based upon our estimated clinical trial performance to date, offset by adjustments for non-cash charges including depreciation, stock-based compensation, amortization of discount and deferred interest on notes payable as well as debt issuance costs, totaling $1.3 million.

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

Cash flows from investing activities

Net cash used in investing activities was approximately $0.8 million for the six months ended June 30, 2012, and was driven by purchases of short-term investments of $3.9 million offset by proceeds received from maturities of short-term investments of approximately $3.3 million.

Net cash provided by investing activities was approximately $18.0 million for the six months ended June 30, 2011, and was primarily driven by the maturities of short-term investments during the period.

Cash flows from financing activities

Net cash provided by financing activities was approximately $0.1 million for the six months ended June 30, 2012, and consisted of mainly proceeds received from the exercise of options and issuance of shares through ESPP.

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

On March 25, 2011, the Company entered into a Loan Agreement with Hercules. Under the terms of the Loan Agreement, the Company borrowed $25.0 million at an interest rate of the higher of (i) 10.55% or (ii) 7.30% plus the prime rate as reported in the Wall Street Journal, and issued to Hercules a secured term promissory note evidencing the loan. The loan is secured by the Company’s assets, excluding intellectual property. The Company made interest only payments for the initial 15 months. Thereafter, the loan will be repaid in 30 equal monthly installments of approximately $1.0 million, at the initial interest rate. The Company will also be obligated to pay an end of the term charge of $0.9 million, which is being expensed over the term of the Loan Agreement using the effective interest rate method.

The following table summarizes our estimated scheduled future minimum contractual obligations and commitments as of June 30, 2012 (in thousands):

Payments Due by Period	Less than 1 year	1 - 3 years	Total
Notes Payable	$9,187	$15,813	$25,000
Interest on Notes Payable(1)	2,233	2,265	4,498
Facility Lease	229	299	528
Equipment Lease	3	—	3
Total	$11,652	$18,377	$30,029

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. We are exposed to market risk related to fluctuations in interest rates, market prices, and foreign currency exchange rates. However, since a majority of our investments are in short-term certificates of deposit, FDIC-insured corporate bonds and money market funds, we do not believe we are subject to any material market risk exposure. As of June 30, 2012, we did not have any material derivative financial instruments. The fair value of our marketable securities, including those included in cash equivalents and short-term investments, was $22.9 million as of June 30, 2012.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.  An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures.  Based on that evaluation, the CEO and CFO have concluded that as of June 30, 2012, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed was accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the second quarter 2012 that has materially affected, or is reasonably likely to affect materially, the Company’s internal control over financial reporting.

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

We are a development stage company with approximately eight years of operating history. We have financed our operations exclusively through equity offerings, private placements of convertible debt, and debt financings and we have incurred losses in each year since our inception in September 2004.  As of June 30, 2012, we had an accumulated deficit of approximately $239.5 million. Substantially all of our losses resulted from costs incurred in connection with our product development programs and from general and administrative costs associated with our operations.

We expect to incur additional losses over the next several years, and these losses may increase if we cannot generate revenues. Our historical losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect our development expenses, as well as our clinical product manufacturing expenses, to continue to be significant in connection with our Phase 3 development program for blisibimod and other clinical studies related to the development of our product candidates. In addition, we will incur additional costs of operating as a public company and, if we obtain regulatory approval for any of our product candidates, we may incur significant sales, marketing, in-licensing and outsourced manufacturing expenses as well as continued product development expenses. As a result, we expect to continue to incur significant losses for the foreseeable future.

We have never generated any revenue and may never be profitable.

Our ability to generate revenue and achieve profitability depends on our ability, alone or with collaborators, to successfully complete the development of our product candidates, conduct preclinical tests in animals and clinical studies in human beings, obtain the necessary regulatory approvals for our product candidates and commercialize any approved products. We have not generated any revenue from our development-stage product candidates, and we do not know when, or if, we will generate any revenue. The commercial success of our development-stage product candidates will depend on a number of factors, including, but not limited to, our ability to:

•                  obtain favorable results for and advance the development of our product candidate blisibimod for the treatment of B-cell mediated autoimmune diseases, including successfully launching and completing our Phase 3 clinical studies or other clinical studies in patients with systemic lupus erythematosus, or lupus, or other indications related to the development of blisibimod;

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

We will need to raise substantial additional capital to fund our operations and to develop our product candidates. Our future capital requirements could be substantial and will depend on many factors including:

•                  the rate of progress of our Phase 3 development program or other studies for blisibimod;

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

Our lead product candidate is blisibimod, which has completed several Phase 1 clinical studies and we have released primary and secondary data for its Phase 2b clinical study. In July 2010, we received clearance from the FDA to begin recruitment of lupus patients into the PEARL-SC Phase 2b clinical study. In November 2010, we placed a voluntary hold on the PEARL-SC study due to problems found with vials. Patient enrollment in the study was temporarily suspended and dosing was discontinued in patients who were enrolled in the study while we conducted an analysis of the problem. We resolved the issues found with the vials in December 2010. After analysis, simulation and consultation with industry experts, we determined that shipping on dry ice was the root cause of the issue. Shipping logistics were modified and we reinitiated enrollment in PEARL-SC and dosing in January 2011. We have received no reports of patient-related side effects or problems with drug administration that could be attributed to the vial problem. On October 24, 2011 we filed a proposed amendment to the FDA for the PEARL-SC clinical study to modify the primary efficacy SLE response index and to include an option for an interim efficacy analysis to be conducted by an independent statistician. We conducted the interim efficacy analysis in March 2012 and, following the results of the analysis, the statistician recommended the continuation of the PEARL-SC study to completion. In June 2012, we received final data indicating an early and sustained onset of action in severely diseased lupus patients, defined as SELENA-SLEDAI* > 10 and receiving background corticosteroid medication, treated with 200mg weekly doses of blisibimod.

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

•                  be successfully commercialized; or

•                  obtain favorable reimbursement.

We are not permitted to market our blisibimod product candidates in the United States until we receive approval of a biologics license application, or BLA, from the FDA, or in any foreign countries until we receive the requisite approval from such countries. We have not submitted a BLA or received marketing approval for any of our product candidates. Additionally, based on the recommendation of the DSMB in March 2012, we do not expect to engage in any further development activities of our sPLA2 portfolio, including varespladib and varespladib sodium.

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

The market for inflammatory disease therapeutics is especially large and competitive.  Specifically, Human Genome Sciences, Inc.’s and GlaxoSmithKline plc’s BAFF antagonist monoclonal antibody, Benlysta, is marketed for treatment of lupus. Further, we are aware of companies with other products in development that are being tested for potential treatment of lupus, Bristol-Myers Squibb Company and Merck Serono S.A., whose dual BAFF/APRIL antagonist fusion protein, Atacicept, is in a Phase 3 clinical study for lupus; and Immunomedics, Inc. and UCB S.A., who recently reported favorable results for their CD-22 antagonist humanized antibody, epratuzumab, which completed a Phase 2b clinical study in lupus and has begun two Phase 3 studies, and Eli Lilly’s anti-BLYS monoclonal antibody, LY2127399, which has begun two Phase 3 studies.

Many of our potential competitors have substantially greater financial, technical and human resources than we do and significantly greater experience in the discovery and development of drug candidates, and in obtaining FDA and other regulatory approvals of products and the commercialization of those products. Accordingly, our competitors may be more successful than we may be in obtaining FDA approval for drugs and achieving widespread market acceptance. Our competitors’ drugs may be more effective, have fewer adverse effects, be less expensive to develop and manufacture or be more effectively marketed and sold than any product candidate we may commercialize and may render our product candidates obsolete or non-competitive before we can recover the expenses of developing and commercializing any of our product candidates. We anticipate that we will face intense and increasing competition as new drugs enter the market and advanced technologies become available. These entities may also establish collaborative or licensing relationships with our competitors. Finally, the development of new treatment methods for the diseases we are targeting could render our drugs non-competitive or obsolete. All of these factors could adversely affect our business.

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

As of the date of this report, we either own or hold license rights to numerous US, EP, and non-EP foreign patents relating to varespladib sodium/varespladib, other sPLA2 inhibiting compounds, and to blisibimod. Our varespladib sodium/varespladib portfolio includes patents and patent applications originally filed by Anthera and exclusively licensed or assigned patents and patent applications from Eli Lilly and Shionogi & Co., Ltd. Due to the termination of the varespladib sodium/varespladib programs we do not expect to incur further payments to our collaborators.  Our blisibimod portfolio includes exclusively and non-exclusively licensed patents and patent applications from Amgen Inc.

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

The United States Drug Price Competition and Patent Term Restoration Act of 1984, more commonly known as the “Hatch-Waxman Act,” provides for an extension of patent term for drug compounds for a period of up to five years to compensate for time spent in the regulatory approval process. Assuming we gain a five-year patent term extension for each of our current product candidates in clinical development, and that we continue to have rights under our license agreements with respect to these product candidates, we would have exclusive rights to to blisibimod’s U.S. new chemical entity patent until 2027. In Europe, similar legislative enactments allow patent terms in the European Union to be extended for up to five years through the grant of a Supplementary Protection Certificate. Assuming we gain such a five-year extension for each of our current product candidates in clinical development, and that we continue to have rights under our license agreements with respect to these product candidates, we would have exclusive rights to blisibimod’s European new chemical entity patents until 2027.  Further, since blisibimod has not been previously approved, blisibimod could be eligible for 12 years of data exclusivity from the FDA. During the data exclusivity period, competitors are barred from relying on the innovator biologic’s safety and efficacy data to gain approval. Similarly, the European Union provides that companies who receive regulatory approval for a new small molecule compound or biologic will have a 10-year period of data exclusivity for that compound or biologic (with the possibility of a further one-year extension) in most EU countries, beginning on the date of such European regulatory approval, regardless of when the European new chemical entity patent covering such compound expires. A generic version of the approved drug may not be marketed or sold during such market exclusivity period. However, there is no assurance that we will receive the extensions of our patents or other exclusive rights available under the Hatch- Waxman Act or similar foreign legislation. If we fail to receive such Hatch-Waxman extensions or marketing exclusivity rights or if we receive extensions that are materially shorter than expected, our ability to prevent competitors from manufacturing, marketing and selling generic versions of our products will be materially harmed.

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

As of June 30, 2012, there were 41,160,468 shares of our common stock outstanding. In addition, as of June 30, 2012, we had outstanding options to purchase shares of our common stock and restricted stock units of 3,055,698 that, if exercised or released, will result in these additional shares becoming available for sale. A large portion of these shares and outstanding equity awards are held by a small number of persons and investment funds. Sales by these stockholders or option holders of a substantial number of shares could significantly reduce the market price of our common stock. Moreover, certain holders of shares of common stock will have rights, subject to some conditions, to require us to file registration statements covering the shares they currently hold, or to include these shares in registration statements that we may file for ourselves or other stockholders.

In addition, at June 30, 2012, the Company had reserved the following shares for future issuance:

Common stock warrants outstanding	4,811,898
Common stock options available for future grant under stock option plans	1,040,123
Common stock shares available for future purchase under the ESPP	527,654
Total	6,379,675

These shares can be freely sold in the public market upon issuance. If a large number of these shares are sold in the public market, the sales could reduce the trading price of our common stock.

We filed a universal shelf registration statement with the SEC on Form S-3 (File No. 333-179043) on January 17, 2012, which was declared effective on January 24, 2012, for the proposed offering from time to time of up to $100.0 million of our securities, including common stock, preferred stock, debt securities and/or warrants. In July 2012 we issued 37,950,000shares at $1.00 per share pursuant to the shelf registration, raising net proceeds of approximately $35.5 million.  We may issue securities in the future pursuant to the shelf registration statement based on market conditions or other circumstances.

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

ANTHERA PHARMACEUTICALS, INC.

August 9, 2012	By:	/s/ Paul F. Truex
Paul F. Truex
President and Chief Executive Officer

August 9, 2012	By:	/s/ Christopher P. Lowe
Christopher P. Lowe
Chief Financial Officer