Form 10-Q
period 2012-09-30
Anthera Pharmaceuticals Inc
filed 2012-11-08
CIK 1316175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of November 5, 2012, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 79,111,870.

ANTHERA PHARMACEUTICALS, INC.

FORM 10-Q FOR THE QUARTER ENDED September 30, 2012

INDEX

Page
Part I — Financial Information	3
Item 1. Financial Statements (unaudited)	3
Condensed Balance Sheets as of September 30, 2012 and December 31, 2011	3
Condensed Statements of Operations and Comprehensive Loss for the Three and Nine Months Ended September 30, 2012 and 2011 and for the period from September 9, 2004 (Date of Inception) to September 30, 2012	4
Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2012 and 2011 and cumulative period from September 9, 2004 (Date of Inception) to September 30, 2012	5
Notes to Condensed Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3. Quantitative and Qualitative Disclosures About Market Risk	22
Item 4. Controls and Procedures	23
Part II — Other Information	24
Item 1. Legal Proceedings	24
Item 1A. Risk Factors	24
Item 6. Exhibits	42
Signatures	43
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ANTHERA PHARMACEUTICALS, INC.
(A Development Stage Company)
CONDENSED BALANCE SHEETS
(in thousands, except share amounts)
(unaudited)

	September 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$40,985	$65,624
Short-term investments	1,470	1,746
Prepaid expenses and other current assets	547	607
Total current assets	43,002	67,977
Property and equipment — net	1,238	1,276
Debt issuance costs	147	240
TOTAL	$44,387	$69,493

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$4,122	$17,432
Accrued clinical expenses	10,893	7,715
Accrued liabilities	488	559
Accrued payroll and related costs	850	372
Short term portion of notes payable, net of discount	9,039	4,157
Total current liabilities	25,392	30,235
Notes payable, net of discount	13,585	20,174
Total liabilities	38,977	50,409
Commitments and Contingencies (Note 5)
Stockholders’ equity
Common stock, $0.001 par value, 95,000,000 shares authorized; 79,111,870 and 40,933,354 shares issued and outstanding as of September 30, 2012 and December 31, 2011, respectively	79	41
Additional paid-in capital	256,837	220,051
Accumulated comprehensive loss	(41)	(29)
Deficit accumulated during the development stage	(251,465)	(200,979)
Total stockholders’ equity	5,410	19,084
TOTAL	$44,387	$69,493

See accompanying notes to condensed financial statements.

ANTHERA PHARMACEUTICALS, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share data)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,		Cumulative Period from September 9, 2004 (Date of Inception) to September 30,
	2012	2011	2012	2011	2012
OPERATING EXPENSES:
Research and development	$9,527	$21,546	$42,130	$58,449	$208,192
General and administrative	1,594	1,824	5,715	6,260	29,790
Total operating expenses	11,121	23,370	47,845	64,709	237,982
LOSS FROM OPERATIONS	(11,121)	(23,370)	(47,845)	(64,709)	(237,982)
OTHER INCOME (EXPENSE):
Other (expense) income	(46)	(153)	(84)	421	1,527
Interest expense	(806)	(920)	(2,557)	(1,891)	(6,905)
Mark-to-market adjustment of warrant liability	—	—	—	—	(3,796)
Beneficial conversion features	—	—	—	—	(4,309)
Total other income (expense)	(852)	(1,073)	(2,641)	(1,470)	(13,483)
NET LOSS	$(11,973)	$(24,443)	$(50,486)	$(66,179)	$(251,465)
Net loss per share—basic and diluted	$(0.17)	$(0.60)	$(1.00)	$(1.83)
Weighted-average number of shares used in per share calculation—basic and diluted	69,630,496	40,833,495	50,645,808	36,238,662

COMPREHENSIVE LOSS	$(11,924)	$(24,456)	$(50,498)	$(66,174)

See accompanying notes to condensed financial statements.

ANTHERA PHARMACEUTICALS, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,		September 9, 2004 (Date of Inception) to September 30,
	2012	2011	2012
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(50,486)	$(66,179)	$(251,465)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	243	12	413
Amortization of premium/(discount) on short-term investments	—	84	56
Realized (gain)/loss on short-term investments and foreign currency exchange rates fluctuation	46	(8)	(118)
Stock-based compensation expense	1,052	1,877	4,812
Issuance of preferred and common stock for license fee, interest and service	—	—	6,122
Beneficial conversion feature	—	—	4,309
Amortization of discount and deferred interest on convertible notes and notes payable	556	424	1,861
Amortization of debt issuance costs	93	76	510
Mark-to-market adjustment on warrant liability	—	—	3,796
Changes in assets and liabilities:
Prepaid expenses and other assets	69	1,132	(542)
Accounts payable	(13,309)	13,618	4,314
Accrued clinical expenses	3,179	1,995	10,895
Accrued liabilities	(74)	(280)	196
Accrued payroll and related costs	478	145	823
Net cash used in operating activities	(58,153)	(47,104)	(214,018)
INVESTING ACTIVITIES:
Property and equipment purchases	(207)	(1,318)	(1,660)
Purchase of short-term investments	(5,355)	(4,735)	(49,839)
Proceeds from sale of short-term investments	5,624	24,307	48,469
Net cash (used in) provided by investing activities	62	18,254	(3,030)
FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes and notes payable, net of issuance costs	—	24,700	50,952
Principal payment against note payable	(2,201)	—	(2,201)
Net proceeds from issuance of preferred stock	—	—	32,210
Proceeds from issuance of common stock, net of offering costs	35,575	54,012	176,856
Withholding taxes paid on vested restricted stock units	(35)	(879)	(914)
Proceeds from issuance of common stock pursuant to exercise of warrant	—	220	220
Proceeds from issuance of common stock pursuant to employee stock purchase plan and exercise of stock options, net	168	293	965
Net cash provided by financing activities	33,507	78,346	258,088
Effect of exchange rates on cash and cash equivalents	(55)	—	(55)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(24,639)	49,496	40,985

CASH AND CASH EQUIVALENTS — Beginning of period	65,624	40,030	—
CASH AND CASH EQUIVALENTS — End of period	$40,985	$89,526	$40,985
NONCASH INVESTING AND FINANCING ACTIVITIES:
Conversion of convertible promissory notes and accrued interest into common stock, Series A-2 convertible preferred stock and Series B-2 convertible preferred stock, including unamortized debt discount	$—	$—	$27,386
Beneficial conversion features	$—	$—	$4,309
Reclassification of issuance costs charged to equity	$—	$—	$3,565

See accompanying notes to condensed financial statements.

ANTHERA PHARMACEUTICALS, INC.
(A Development Stage Company)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization

Anthera Pharmaceuticals, Inc. (the “Company” or “Anthera”) was incorporated on September 9, 2004 in the state of Delaware and is headquartered in Hayward, CA.  Anthera is a biopharmaceutical company focused on developing and commercializing products to treat serious diseases associated with inflammation and autoimmune diseases. The Company’s primary product candidate, blisibimod, which targets elevated levels of B-cell activating factor, or BAFF, which has been associated with a variety of B-cell mediated autoimmune diseases, including systemic lupus erythematosus, or lupus, lupus nephritis, vasculitis, rheumatoid arthritis, idiopathic thrombocytopenia purpura, IgA nephropathy, and others.  The Company’s activities since inception have consisted principally of acquiring product and technology rights, raising capital, and performing research and development. Accordingly, the Company is considered to be in the development stage as of September 30, 2012, as defined by guidance issued by the Financial Accounting Standards Board (“FASB”). Successful completion of the Company’s development programs and, ultimately, the attainment of profitable operations are dependent on future events, including, among other things, its ability to access potential markets; secure financing; develop a customer base; attract, retain and motivate qualified personnel; and develop strategic alliances.

From September 9, 2004 (Date of Inception) through September 30, 2012, the Company had an accumulated a deficit of $251.5 million. During the three and nine month period ended September, 2012, the Company incurred a net loss of $12.0 million and $50.5 million respectively.  Cash used in operating activities was approximately $58.2 million for the nine months ended September 30, 2012. The Company expects to continue to incur substantial losses and negative cash flows from operations over the next several years during its clinical development phase.

The Company had cash, cash equivalents, and short-term investments of approximately $42.5 million at September 30, 2012.  As of the date of this report, the Company anticipates that its existing cash, cash equivalents and short-term investments are sufficient to fund its near term liquidity needs for at least the next 12 months.

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

In March 2012, an independent data safety monitoring board, or DSMB, recommended stopping the Company’s VISTA-16 clinical study for varespladib due to lack of efficacy that could not be reasonably overcome in the remainder of the trial.  The DSMB reviewed a total of 204 events that were components of the primary efficacy endpoint that had been adjudicated in a blinded fashion by an independent event committee. Based on an interim analysis that compared the number of patients with cardiovascular death, non-fatal myocardial infarction, non-fatal stroke or documented unstable angina with objective evidence of ischemia requiring hospitalization between the two treatment groups, the DSMB was unanimous in its view that there was cogent evidence to recommend early termination of the study. The chief reason was the inability of VISTA-16 to detect a statistically significant benefit of the drug on the pre-specified primary and secondary endpoints even if the study continued to its scheduled termination with a proposed expanded sample size.  The same data reviewed by the DSMB were subsequently brought in-house and examined by a committee of medical and drug safety professionals. In addition to reviewing the primary endpoint data, this review included un-blinded review of demographics, baseline characteristics, laboratory results, concomitant medications, treatment emergent adverse events (“AEs”), and serious adverse events (“SAEs”).  Based on the DSMB recommendation, the Company closed enrollment in the study and informed all investigators to remove patients from therapy.  While data continues to be made available to the Company, and while the Company continues to assess these data, the Company does not expect to engage in any further development activities of its sPLA2 portfolio, including varespladib and varespladib sodium.  In connection with the termination of the VISTA-16 study, the Company implemented an organizational restructuring plan that lowered operating expenses through headcount reductions and the elimination of certain vendor activities.  The Company modified work orders with key vendors to ensure wind-down activities are efficient, while still maintaining patient safety as a top priority.  The Company will continue to incur costs associated with these activities, but does not expect them to be significant beyond the current quarter.  The Company reallocated remaining resources to other potential development programs and product portfolio efforts.

In June and July 2012, the Company announced results from its Phase 2b PEARL-SC clinical study in patients with systematic lupus erythematosus (“SLE”).  In September 2012, the Company announced its intention to advance blisibimod into Phase 3 clinical trials for patients with SLE.  The Phase 3 study (CHABLIS-SC1) will be multicenter, placebo-controlled, randomized, double-blind studies designed to evaluate the efficacy, safety, tolerability and immunogenicity of blisibimod in patients with clinically active SLE (SELENA-SLEDAI > 10) who have not achieved optimal resolution of their disease with corticosteroid use. Patients will be treated in the trial for 52 weeks after which they may have the option to receive additional treatment as part of an open-label, long-term, follow-up safety study.  The Company’s current plan includes commencing its CHABLIS-SC clinical studies, and continuing the support of its PEARL-SC open label extension study (“OLE”) and investigating the structure of future trials and research and development activities.

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States, or U.S. GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary to present fairly the Company’s interim consolidated financial information. The results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for the year ending December 31, 2012 or for any other period. The condensed balance sheet as of December 31, 2011 has been derived from the audited financial statements as of that date but it does not include all of the information and notes required by U.S. GAAP. The accompanying unaudited condensed financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission (“SEC”) on March 14, 2012.

Significant Accounting Policies

There have been no changes in our significant accounting policies for the three and nine months ended September 30, 2012 as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

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

The following table summarizes the Company’s calculation of net loss per common share (in thousands except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net loss per share
Numerator
Net loss	$(11,973)	$(24,443)	$(50,486)	$(66,179)
Denominator
Weighted-average common shares outstanding	69,630,637	40,843,960	50,647,274	36,254,292
Less: Weighted-average shares subject to repurchase	(141)	(10,465)	(1,466)	(15,630)
Denominator for basic and diluted net loss per share	69,630,496	40,833,495	50,645,808	36,238,662
Basic and diluted net loss per share	$(0.17)	$(0.60)	$(1.00)	$(1.83)

The following table shows weighted-average historical dilutive common share equivalents outstanding, which are not included in the above calculation as the effect of their inclusion is anti-dilutive during each period.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011		2012	2011
Options to purchase common stock	336,843	824,186		539,573	835,250
Common stock subject to repurchase	141	10,465		1,466	15,630
Warrants to purchase common stock	—	2,067,663	(1)	307,246	1,324,528	(1)
Restricted Stock Units	248,234	162,750		284,212	250,459
Total	585,218	3,065,064		1,132,497	2,425,867

(1)
Warrants to purchase common stock for the three and nine months ended September 30, 2011 previously presented as 4,851,029 and 4,771,562, respectively,  have been corrected in the above table to properly reflect weighted average warrants outstanding, which should have been determined by applying the treasury stock method. The correction does not have an effect on net loss per share, as the effect of the inclusion of warrants is anti-dilutive during the period.

3. CASH EQUIVALENTS AND INVESTMENTS

At September 30, 2012 and December 31, 2011, the amortized cost and estimated fair value of investments is set forth in the following tables (in thousands):

	September 30, 2012
	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value
Cash	$510	$—	$510
Money market funds	40,475	—	40,475
Certificates of deposit	1,470	—	1,470
Total	42,455	—	42,455
Less amounts classified as cash and cash equivalents	(40,985)	—	(40,985)
Total Investments	$1,470	$—	$1,470

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Estimated Fair Value
Cash	$65,624	$—	$65,624
Certificates of deposit	1,745	1	1,746
Total	67,369	1	67,370
Less amounts classified as cash and cash equivalents	(65,624)	—	(65,624)
Total Investments	$1,745	$1	$1,746

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

The following tables present the Company’s fair value hierarchy for all its financial assets (including those in cash and cash equivalents), in thousands, by major security type measured at fair value on a recurring basis:

	September 30, 2012
	Estimated Fair Value	Level 1	Level 2	Level 3
Money market funds	$40,475	$40,475	$—	$—
Certificates of deposit	1,470	—	1,470	—
Total	$41,945	$40,475	$1,470	$—

	December 31, 2011
	Estimated Fair Value	Level 1	Level 2	Level 3
Certificates of deposit	$1,746	$—	$1,746	$—
Total	$1,746	$—	$1,746	$—

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

Based on the recommendation of the DSMB in March 2012, the Company expects that it will not engage in any further development activities of its sPLA2 portfolio, including varespladib and varespladib sodium.  Therefore, the Company does not expect to incur further payments to its collaborators as it relates to its sPLA2 portfolio.  In August 2012, the Company provided notice of termination to Eli Lilly to terminate the license agreement.  Eli Lilly has 90 days to respond to the Company’s notice of termination. As of September 30, 2012, the Company had not received a response from Eli Lilly.

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

Under the terms of the Amgen Agreement, the Company is obligated to make additional milestone payments to Amgen of up to $33.0 million upon the achievement of certain development and regulatory milestones. The Company is also obligated to pay tiered royalties on future net sales of products, ranging from the high single digits to the low double digits, which are developed and approved as defined by this collaboration. The Company’s royalty obligations as to a particular licensed product will be payable, on a country-by-country and licensed product-by-licensed product basis, for the longer of (a) the date of expiration of the last to expire valid claim within the licensed patents that covers the manufacture, use or sale, offer to sell, or import of such licensed product by the Company or a sublicense in such country or (b) 10 years after the first commercial sale of the applicable licensed product in the applicable country. As of September 30, 2012, there were no outstanding obligations due to Amgen.

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

The Company applied the relative fair value method to allocate the $25.0 million proceeds received under the Loan Agreement between the loan and warrant. The initial carrying amount assigned to the loan was $23.7 million and was recorded as Notes payable—net of discount on the Company’s balance sheet. The fair value allocated to the warrant of $1.3 million was recorded as an increase to additional paid-in capital in the Company’s balance sheet. The resulting $1.3 million discount from the $25.0 million par value of the loan is being amortized as an additional interest expense over the term of the loan using the effective interest rate method. At September 30, 2012, this warrant remained outstanding and exercisable.

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

In January 2012, the Company filed a shelf registration statement with the Securities and Exchange Commission (“SEC”) under which the Company may issue up to $100.0 million in shares of common stock, preferred stock, debt securities and/or warrants.

In July 2012, the Company utilized its shelf registration statement to sell 33,000,000 shares of its common stock at $1.00 per share.  In addition, the Company sold 4,950,000 shares at a price of $1.00 per share pursuant to the underwriters’ option to purchase additional shares, resulting in a total public offering of 37,950,000 shares.  The Company received net proceeds of approximately $35.6 million, which is being used for general corporate purposes.

8.  SHARE-BASED COMPENSATION PLANS

Option Plans

At September 30, 2012, the Company had the following plans that give rise to share-based compensation: (i) the 2010 Stock Option and Incentive Plan (the “2010 Plan”), and (ii) the 2010 Employee Stock Purchase Plan (the “ESPP”). The terms of awards granted during the three and nine months ended September 30, 2012 and the methods for determining grant date fair value of the awards were consistent with those described in the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

The following table summarizes stock option activity under the Company’s share-based compensation plans for the nine months ended September 30, 2012 (in thousands except share and per share amounts):

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Balance at December 31, 2011	2,283,771	$3.77	7.88	$6,063
Granted	853,000	$2.17
Exercised	(154,529)	$1.02
Cancelled and expired	(250,008)	$6.04
Balance at September 30, 2012	2,732,234	$3.22	7.48	$267
Vested at September 30, 2012	1,475,410	$2.92	7.48	$267
Vested and expected to vest at September 30, 2012	2,732,234	$3.22	6.52	$267

The intrinsic value of stock options represents the difference between the exercise price of stock options and the market price of our stock on that day for all in-the-money options.

As of September 30, 2012, there were 1,114,440 shares available for future issuance under the 2010 Plan.

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

The purchase price per share is 85% of the fair market value of the common stock as of the first date or the ending date of the applicable semi-annual purchase period, whichever is less. Purchases are generally made on the last trading day of each June and December.  There were 19,147 shares issued under the ESPP during the nine months ended September 30, 2012. As of September 30, 2012, 527,654 shares were available for future purchase under the ESPP.

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

The following table summarizes activity related to our restricted stock units and awards:

	Shares	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Life in Years
Outstanding at December 31, 2011	206,375	$5.24	1.65
RSUs granted	152,850	$4.71
RSUs released	(66,523)	$5.09
RSU forfeitures and cancellations	(44,957)	$3.93
Outstanding at September 30, 2012	247,745	$5.20	0.96

RSUs are converted into common stock upon vesting. Upon the vesting of RSUs, the Company offers the use of the net share settlement approach and withholds a portion of the shares issued to the employee by the corresponding whole number share value, if required. The number and the value of the shares netted for employee taxes are summarized in the table below (in thousands, except share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Shares withheld	973	1,200	16,370	128,075
Fair value of shares withheld	$1	$9	$35	$881

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

Stock Option Plans

	Three Months Ended September 30,		Nine Months Ended September 30,		Period from September 9, 2004 (Date of Inception) to September 30,
	2012	2011	2012	2011	2012
Expected Volatility	—	64%	66%	63%	72%
Dividend Yield	—	0%	0%	0%	0%
Risk-Free Interest Rate	—	1.20%	1.30%	2.25%	2.88%
Expected Term (years)	—	6.25	6.25	6.25	6.25

ESPP

	Three Months Ended September 30,		Nine Months Ended September 30,		Period from September 9, 2004 (Date of Inception) to September 30,
	2012	2011	2012	2011	2012
Expected Volatility	242%	68%	129%	61%	93%
Dividend Yield	0%	0%	0%	0%	0%
Risk-Free Interest Rate	0.14%	0.05%	0.18%	0.13%	0.14%
Expected Term (years)	0.5	0.5	0.5	0.5	0.5

Compensation cost for stock options is based on the grant-date fair value and is recognized over the vesting period of the applicable option on a straight-line basis.  The estimated per share weighted-average fair values of stock options granted were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,		Period from September 9, 2004 (Date of Inception) to September 30,
	2012	2011	2012	2011	2012
Estimated per share weighted- average fair value	$—	$2.82	$1.32	$3.47	$1.61

RSUs

In June 2011, the Company amended the 2010 Plan to allow individuals who had received RSUs to net share settle in excess of the minimum statutory withholding amount for taxes. In accordance with guidance issued by the FASB, this modification resulted in the RSUs being classified as a liability, and the subsequent change in fair value to be recorded as expense. The unsettled RSUs are remeasured at each reporting date and will continue to be remeasured until they are fully vested in approximately 1.49 years. Any changes in valuation are recorded as compensation expense for the period. As of September 30, 2012, the liability related to the unsettled awards is not material.

Total stock-based compensation expense for equity awards recognized was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,		Period from September 9, 2004 (Date of Inception) to September 30,
	2012	2011	2012	2011	2012
Research and development	$185	$233	$425	$723	$2,022
General and administrative	202	291	627	1,154	2,790
Total stock-based compensation	$387	$524	$1,052	$1,877	$4,812

As of September 30, 2012, there was $3.6 million of unrecognized compensation expense related to options. The unrecognized compensation expense will be amortized on a straight-line basis over a weighted-average remaining period of 2.69 years.

10. RELATED PARTY TRANSACTIONS

The Company engaged an outside service provider whose chief executive officer is a founder of the service provider and spouse of an officer of the Company, for clinical management services. In consideration for the services rendered, the Company paid the following fees (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,		Period from September 9, 2004 (Date of Inception) to September 30,
	2012	2011	2012	2011	2012
Project management fees	$510	$978	$2,431	$2,477	$6,422

As of September 30, 2012, the Company had no amounts payable to this organization for services performed during the period compared to approximately $1.1 million payable as of December 31, 2011.  The scope of the services performed by this entity was limited to close out activities for the VISTA-16 study during 2012, which resulted in a significant reduction in service compared to 2011.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. All statements other than statements of historical factors are “forward-looking statements” for purposes of these provisions. In some cases you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” and “potential,” and similar expressions intended to identify forward-looking statements. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” in this report. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

In March 2012, an independent data safety monitoring board recommended stopping our VISTA-16 clinical study for varespladib due to a lack of efficacy that could not be reasonably overcome in the remainder of the trial. The chief reason was the inability of VISTA-16 to detect a statistically significant benefit of the drug on the prespecified primary and secondary endpoints even if the study continued to its scheduled termination with a proposed expanded sample size. The same data reviewed by the DSMB were subsequently brought in-house and examined by a committee of medical and drug safety professionals. In addition to reviewing the primary endpoint data, this review included unblinded review of demographics, baseline characteristics, laboratory results, concomitant medications, treatment emergent adverse events (AEs), and serious adverse events (SAEs). We implemented an organizational restructuring plan that lowered operating expenses through headcount reductions and the elimination of certain vendor activities.  We continue to modify work orders with key vendors to ensure wind-down activities are efficient, while still maintaining patient safety as a top priority.  We will continue to incur costs associated with these activities, but we do not expect them to be significant beyond the current quarter. We have reallocated our remaining resources to other potential development programs and product portfolio efforts.

In June and July 2012, we announced results from our Phase 2b PEARL-SC clinical study in patients with systematic lupus erythematosus (SLE). In September 2012, we completed the End of Phase 2 discussions with the FDA and announced our intention to advance blisibimod into Phase 3 clinical trials for patients SLE. Our Phase 3 study (CHABLIS-SC1) will be multicenter, placebo-controlled, randomized, double-blind studies designed to evaluate the efficacy, safety, tolerability and immunogenicity of blisibimod in patients with clinically active SLE (SELENA-SLEDAI > 10) who have not achieved optimal resolution of their disease with corticosteroid use. Patients will be treated in the trial for 52 weeks after which they may have the option to receive additional treatment as part of an open-label, long-term, follow-up safety study.

We were incorporated and commenced operations in September 2004. Since our inception, we have generated significant losses. As of September 30, 2012, we had an accumulated deficit of $251.5 million. As of the date of this filing, we have never generated any revenue and have generated only interest income from cash and cash equivalents and short-term investments. We expect to incur substantial and increasing losses for at least the next several years as we pursue the development and commercialization of our product candidates.

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

Revenue

To date, we have not generated any revenue. We do not expect to generate revenue unless or until we obtain regulatory approval of, and commercialize our product candidates or in-license additional products that generate revenue. We intend to seek to generate revenue from a combination of product sales, up-front fees and milestone payments in connection with collaborative or strategic relationships and royalties resulting from the licensing of the commercial rights to our intellectual property. We expect that any revenue we generate will fluctuate from quarter to quarter as a result of the nature, timing and amount of milestone payments we may receive upon the sale of our products, to the extent any are successfully commercialized, as well as any revenue we may receive from our collaborative or strategic relationships.

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

The following table shows our total research and development expenses for the three and nine months ended September 30, 2012 and September 30, 2011 and for the period from September 9, 2004 (Date of Inception) through September 30, 2012 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,		For the Period September 9, 2004 (Date of Inception) to September 30,
	2012	2011	2012	2011	2012
Allocated costs:
Varespladib	$2,084	$11,072	$18,408	$32,374	$111,639	(1)(2)
Blisibimod	6,377	8,758	19,648	20,839	63,918	(3)
Varespladib sodium	—	(67)	51	100	6,676
Unallocated costs	1,066	1,783	4,023	5,136	25,959
Total development	$9,527	$21,546	$42,130	$58,449	$208,192

(1)	Includes milestone payments of $3.5 million pursuant to amendments to the license agreements with each of Eli Lilly and Shionogi & Co. Ltd.

(2)	Includes license fees of $4.0 million pursuant to a license agreement with each of Eli Lilly and Shionogi & Co. Ltd., which were paid in cash and shares of preferred stock in 2006.

(3)	Includes a one-time license initiation fee of $6.0 million pursuant to a license agreement with Amgen.

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

General and Administrative Expenses

General and administrative expenses consist primarily of compensation for employees in administration, finance and business development. Other significant costs include professional fees for legal services, including legal services associated with obtaining and maintaining patents. We will continue to incur significant general and administrative expenses as a public company, including costs for insurance, costs related to the hiring of additional personnel, payment to outside consultants, lawyers and accountants and complying with the corporate governance, internal controls and similar requirements applicable to public companies.

Other Income (Expense)

Other income/expense consists of interest earned on our cash, cash equivalents and short-term investments and realized gains and losses resulting from exchange rates fluctuation on foreign currencies.

Interest Expense

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

Results of Operations

Comparison of the Three Months ended September 30, 2012 and 2011

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended September 30, 2012 and 2011 (in thousands, except percentages):

	Three Months Ended September 30,
	2012	2011	$ Change	% Change
Research and development expenses	$9,527	$21,546	$(12,019)	(56	) %

Research and development expenses for the three months ended September 30, 2012 decreased primarily due to decreased clinical trial costs associated with our Phase 3 clinical study of varespladib as a direct result of the termination of the VISTA-16 study in March 2012.  Furthermore, development expense for our Phase 2 clinical study of blisibimod decreased during the three months ended September 30, 2012 as all patients have completed dosing in June 2012 and the study began to wrap up in the third quarter of 2012.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended September 30, 2012 and 2011 (in thousands, except percentages):

	Three Months Ended September 30,
	2012	2011	$ Change	% Change
General and administrative expense	$1,594	$1,824	$(230)	(13	) %

      General and administrative expenses for the three months ended September 30, 2012 decreased primarily due to lower legal cost associated with patent prosecution of varespladib as a result of the termination of the Vista-16 study in March 2012.

Other Income (Expense)

The following table summarizes our other income (expense) for the three months ended September 30, 2012 and 2011 (in thousands, except percentages):

	Three Months Ended September 30,
	2012	2011	$ Change	% Change
Other income (expense)	$(46)	$(153)	$(107)	(70	) %
Interest expense	(806)	(920)	$(114)	(12	) %
Total other income (expense)	$(852)	$(1,073)	$(221)	(21	) %

Other expense for the three months ended September 30, 2012 decreased primarily due to lower foreign currency exchange loss realized from payments to our oversea vendors.  The decrease in interest expense during the three months ended September 30, 2012 is a direct result of principal payments made on our notes payable to Hercules.

Comparison of the Nine Months ended September 30, 2012 and 2011

Research and Development Expenses

The following table summarizes our research and development expenses for the nine months ended September 30, 2012 and 2011 (in thousands, except percentages):

	Nine Months Ended September 30,
	2012	2011	$ Change	% Change
Research and development expenses	$42,130	$58,449	$(16,319)	(28	) %

Research and development expenses for the nine months ended September 30, 2012 decreased primarily due to decreased clinical trial costs associated with our Phase 3 clinical study of varespladib as a direct result of the termination of the VISTA-16 study in March 2012.  Furthermore, manufacturing activities for our Phase 2 clinical study of blisibimod was substantially completed by December 2011 and all patients completed dosing by June 2012, which also contributed to the decrease in research and development expenses.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the nine months ended September 30, 2012 and 2011 (in thousands, except percentages):

	Nine Months Ended September 30,
	2012	2011	$ Change	% Change
General and administrative expense	$5,715	$6,260	$(545)	(9	) %

      General and administrative expenses for the nine months ended September 30, 2012 decreased primarily due to lower legal cost associated with patent prosecution of varespladib as a result of the termination of the Vista-16 study in March 2012.  Furthermore, we reduced our spending on consulting and professional services in line with the termination of the varespladib program.

Other Income (Expense)

The following table summarizes our other income (expense) for the nine months ended September 30, 2012 and 2011 (in thousands, except percentages):

	Nine Months Ended September 30,
	2012	2011	$ Change	% Change
Other income (expense)	$(84)	$421	$(505)	(120	) %
Interest expense	(2,557)	(1,891)	$666	35%
Total other income (expense)	$(2,641)	$(1,470)	$1,171	80%

 Other expense recorded during the nine months ended September 30, 2012 is a result of net loss realized from foreign currency exchange.  Other income recorded during the nine months ended September 30, 2011 was primarily due to realized gain on our short-term investments.  Interest expense in current year includes nine months of interest recognized on our notes payable to Hercules as compared to only six months of interest recognized in prior year because the notes were issued in March 2011.

Liquidity and Capital Resources

To date, we have funded our operations primarily through sales of preferred and common stock, and convertible and nonconvertible debt.  As of September 30, 2012 we have received net proceeds of approximately $260 million from the sale of equity securities and issuance of notes payable, comprised of approximately $209 million from the sale of equity securities, approximately $26.2 million from the issuance of convertible promissory notes, and approximately $24.7 million from the issuance of notes payable.

Cash, cash equivalents and short-term investments consist of the following (in thousands):

	September 30, 2012	December 31, 2011
Cash and cash equivalents	$40,985	$65,624
Short-term investments	1,470	1,746
Total	$42,455	$67,370

Our principal liquidity requirements are primarily to meet our working capital needs, support ongoing business activities, research and development, and our capital expenditure needs.

In January 2012, we filed a shelf registration statement with the SEC under which we may issue up to $100 million in shares of common stock, preferred stock, debt securities and/or warrants. As of September 30, 2012, approximately $38 million (or 37,950,000 shares of common stock) have been issued under the shelf registration statement.

Our cash flow from continuing operations during the nine months ended September 30, 2012 and 2011 consist of the following (in thousands):

	Nine Months Ended September 30,
	2012	2011
Net cash used in operating activities	$(58,153)	$(47,104)
Net cash provided by investing activities	62	18,254
Net cash provided by financing activities	33,507	78,346
Effect of exchange rate on cash	(55)	-
Total	$(24,639)	$49,496

During the nine months ended September 30, 2012 and 2011, our operating activities used cash of $58.2 million and $47.1 million, respectively, primarily resulting from our net losses and changes in our working capital accounts. The increase in cash used in operations during the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 was primarily due to payments made in current year against prior year's payable.

During the nine months ended September 30, 2012 and 2011, our investing activities provided cash of $0.1 million and $18.3 million, respectively, primarily due to proceeds from maturities of investments in excess of purchases of investments.

     During the nine months ended September 30, 2012, financing activities provided cash of $33.5 million which was primarily derived from proceeds received from our public offering of common stock in July 2012 from which we raised a total of $35.6 million in net proceeds after deducting underwriting discounts, commissions and offering expenses. Cash provided by financing activities during the nine months ended September 30, 2011 was $78.3 million, derived from a public offering of common stock in June 2011 from which we received net proceeds of $54.0 million and issuance of notes payable to Hercules in March 2011 from which we received net proceeds of $24.7 million.

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

The following table summarizes our estimated scheduled future minimum contractual obligations and commitments as of September 30, 2012 (in thousands):

Payments Due by Period	Less than 1 year	1 - 3 years	Total
Notes Payable	$9,437	$13,362	$22,799
Interest on Notes Payable(1)	1,983	1,861	3,844
Facility Lease	224	232	456
Equipment Lease	2	—	2
Total	$11,646	$15,455	$27,101

(1)	Interest payments reflected are estimated based on an interest rate of 10.55% throughout the term of the note, plus an additional end of term charge of $0.9 million.

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

To date, we have not generated any revenue. We do not expect to generate commercial product revenue unless or until we obtain regulatory approval of, and commercialize our product candidates. We expect our continuing operating losses to result in increases in cash used in operations over the next several years. Our future capital requirements will depend on a number of factors including the progress and results of our clinical studies, the costs, timing and outcome of regulatory review of our product candidates, our revenue, if any, from successful development and commercialization of our product candidates, the costs of commercialization activities, the scope, progress, results and costs of preclinical development, laboratory testing and clinical studies for other product candidates, the emergence of competing therapies and other market developments, the costs of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending intellectual property rights, the extent to which we acquire or invest in other product candidates and technologies, and our ability to establish collaborations and obtain milestone, royalty or other payments from any collaborators.

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

Recent Accounting Pronouncements

       In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income, which requires an entity to present total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements and eliminates the option to present the components of other comprehensive income as part of the statement of changes in members’ capital. There was no material impact on the Company’s financial statements as a result of the adoption of ASU No. 2011-05 in January 2012.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. We are exposed to market risk related to fluctuations in interest rates, market prices, and foreign currency exchange rates. However, since a majority of our investments are in short-term certificates of deposit, FDIC-insured corporate bonds and money market funds, we do not believe we are subject to any material market risk exposure. As of September 30, 2012, we did not have any material derivative financial instruments. The fair value of our marketable securities, including those included in cash equivalents and short-term investments, was $42.5 million as of September 30, 2012.

Our investment policy is to limit credit exposure through diversification and investment in highly rated securities. We actively review, along with our investment advisors, current investment ratings, company specific events and general economic conditions in managing our investments and in determining whether there is a significant decline in fair value that is other-than-temporary. We also monitor and evaluate the accounting for our investment portfolio on a quarterly basis for additional other-than-temporary impairment charges.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.  An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures.  Based on that evaluation, the CEO and CFO have concluded that as of September 30, 2012, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed was accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the third quarter 2012 that has materially affected, or is reasonably likely to affect materially, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not subject to any material pending legal proceedings. From time to time, we may be involved in routine legal proceedings, as well as demands, claims and threatened litigation, which arise in the normal course of our business.

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

We are a development stage company with approximately eight years of operating history. We have financed our operations exclusively through equity offerings, private placements of convertible debt, and debt financings and we have incurred losses in each year since our inception in September 2004.  As of September 30, 2012, we had an accumulated deficit of approximately $251.5 million. Substantially all of our losses resulted from costs incurred in connection with our product development programs and from general and administrative costs associated with our operations.

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

Our ability to generate revenue and achieve profitability depends on our ability, alone or with collaborators, to successfully complete the development of our product candidates, conduct preclinical tests in animals and clinical studies in human beings, obtain the necessary regulatory approvals for our product candidates and commercialize any approved products. We have not generated any revenue from our development-stage product candidates, and we do not know when, or if, we will generate any revenue. The commercial success of our development-stage product candidates will depend on a number of factors, including, but not limited to, our ability to:

•
obtain favorable results for and advance the development of our product candidate blisibimod for the treatment of B-cell mediated autoimmune diseases, including successfully launching and completing our Phase 3 clinical study or other clinical studies in patients with systemic lupus erythematosus, or lupus, or other indications related to the development of blisibimod;

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

The timing of the milestone and royalty payments we are required to make to each of Eli Lilly, Shionogi & Co., Ltd. and Amgen Inc. is uncertain and could adversely affect our cash flows and results of operations.

In December 2007, we entered into a license agreement with Amgen Inc., or Amgen, pursuant to which we obtained an exclusive worldwide license to certain technology and compounds relating to blisibimod and a non-exclusive worldwide license to certain technology relating to peptibodies generally. Pursuant to our license agreement with Amgen, we are required to make various milestone payments upon our achievement of certain development, regulatory and commercial objectives for any blisibimod formulation. We are required to pay up to $10.0 million upon achievement of certain pre-approval clinical development milestones and up to $23.0 million upon achievement of certain post-approval milestones. We are also required to make tiered quarterly royalty payments on net sales, which increase as a percentage from the high single digits to the low double digits as net sales increase.

The timing of our achievement of these events and corresponding milestone payments becoming due Amgen is subject to factors relating to the clinical and regulatory development and commercialization of blisibimod, many of which are beyond our control.  We may become obligated to make a milestone payment during a period in which we do not have the cash on hand to make such payment, which could require us to delay our clinical studies, curtail our operations, scale back our commercialization and marketing efforts, seek funds to meet these obligations at terms unfavorable to us or default on our license agreements, which could result in license termination.

In July 2006, we entered into a license agreement with Eli Lilly and Company, or Eli Lilly, and Shionogi & Co., Ltd. to develop and commercialize certain secretory phospholipase A2, or sPLA2, inhibitors for the treatment of cardiovascular disease and other diseases. Pursuant to our license agreement with them, we had an obligation to pay to each of Eli Lilly and Shionogi & Co., Ltd. significant milestone and royalty payments based upon how we develop and commercialize certain sPLA2 inhibitors, including varespladib and varespladib sodium, and our achievement of certain significant corporate, clinical and financial events. Based on the recommendation of the DSMB in March 2012, we expect that we will not engage in any further development activities of our sPLA2 portfolio, including varespladib and varespladib sodium.  In August 2012, we provided notice of termination to Eli Lilly and Shionogi & Co., Ltd. to terminate the license agreement. Eli Lilly and Shionogi & Co., Ltd. have 90 days to respond to our notice of termination. As of September 30, 2012, we had not received a response from Eli Lilly and Shionogi & Co., Ltd. Due to the termination of the varespladib and varespladib sodium programs, we do not expect to incur further payments to our collaborators.

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

We are party to an agreement with Amgen containing exclusive worldwide licenses of the compositions of matter and methods of use for blisibimod, as well as non-exclusive worldwide licenses of compositions of matter and methods of use relating to peptibodies generally. This agreement requires us to make timely milestone and royalty payments, provide regular information, maintain the confidentiality of and indemnify Amgen under the terms of the agreements.

If we fail to meet these obligations, Amgen may terminate our license and may be able to re-obtain licensed technology and aspects of any intellectual property controlled by us that relate to the licensed technology that originated from Amgen. Amgen could effectively take control of the development and commercialization of blisibimod after an uncured, material breach of our license agreement by us or if we voluntarily terminate the agreement. While we would expect to exercise all rights and remedies available to us, including seeking to cure any breach by us, and otherwise seek to preserve our rights under the patents and patent applications licensed to us, we may not be able to do so in a timely manner, at an acceptable cost or at all. Any uncured, material breach under the license could result in our loss of exclusive rights and may lead to a complete termination of our product development and any commercialization efforts for blisibimod.

We were previously party to an agreement with Eli Lilly and Shionogi & Co., Ltd. containing exclusive, worldwide licenses, except for Japan, of compositions of matter, methods of making and methods of use for certain sPLA2 inhibitors.  In August 2012, we provided notice of termination to Eli Lilly and Shionogi & Co., Ltd. to terminate this agreement. Eli Lilly and Shionogi & Co., Ltd. have 90 days to respond to our notice of termination. As of September 30, 2012, we had not received a response from Eli Lilly or Shionogi & Co., Ltd.

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

As of the date of this report, we hold license rights to numerous US, EP, and non-EP foreign patents and patent applications relating to blisibimod. Our blisibimod portfolio includes exclusively and non-exclusively licensed patents and patent applications from Amgen. We also own several US and non-US patents and patent applications relating to our terminated varespladib sodium/varespladib programs. These patents and patent applications include both patent and patent applications originally filed by Anthera and patents assigned to Anthera by Eli Lilly or Shionogi & Co., Ltd. Our varespladib sodium/varespladib portfolio previously included a larger set of patents and patent applications relating to sPLA2 inhibiting compounds and exclusively licensed from Eli Lilly and Shionogi & Co., Ltd.  In August 2012, we provided notice of termination to Eli Lilly and Shionogi & Co., Ltd. to terminate the license agreement. Eli Lilly and Shionogi & Co., Ltd. have 90 days to respond to our notice of termination. As of September 30, 2012, we had not received a response from Eli Lilly and Shionogi & Co., Ltd. Due to the termination of the varespladib sodium/varespladib programs, we do not expect to incur further payments to our collaborators under this agreement.

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

We are party to a license agreement with Amgen that provides exclusive and worldwide rights to develop and commercialize the novel BAFF inhibitor blisibimod, as well as non-exclusive rights to certain technology relating to peptibody compositions and formulations. We previously had an exclusive, worldwide license, except for Japan, to compositions of matter, methods of making and methods of use for certain sPLA2 inhibiting compounds from Eli Lilly and Shionogi & Co., Ltd. In August 2012, we provided notice of termination to Eli Lilly and Shionogi & Co., Ltd. to terminate the license agreement. Eli Lilly and Shionogi & Co., Ltd. have 90 days to respond to our notice of termination. As of September 30, 2012, we had not received a response from Eli Lilly and Shionogi & Co., Ltd. Due to the termination of the varespladib sodium and varespladib programs, we do not expect to incur further payments under this license. We may enter into additional licenses to third- party intellectual property in the future.

We depend in part on our licensors to protect the proprietary rights covering blisibimod. Our licensors are responsible for maintaining certain issued patents and prosecuting certain patent applications. We have limited, if any, control over the amount or timing of resources that our licensors devote on our behalf or the priority they place on maintaining these patent rights and prosecuting these patent applications to our advantage. Our licensors may also be notified of alleged infringement and be sued for infringement of third-party patents or other proprietary rights. We may have limited, if any, control or involvement over the defense of these claims, and our licensors could be subject to injunctions and temporary or permanent exclusionary orders in the United States or other countries. Our licensors are not obligated to defend or assist in our defense against third-party claims of infringement. We have limited, if any, control over the amount or timing of resources, if any, that our licensors devote on our behalf or the priority they place on defense of such third-party claims of infringement.

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

The United States Drug Price Competition and Patent Term Restoration Act of 1984, more commonly known as the “Hatch-Waxman Act,” provides for an extension of patent term for drug compounds for a period of up to five years to compensate for time spent in the regulatory approval process. Assuming we gain a five-year patent term extension for blisibimod and that we continue to have rights under our license agreements with respect to blisibimod, we would have exclusive rights to to blisibimod’s U.S. new chemical entity patent until 2027. In Europe, similar legislative enactments allow patent terms in the European Union to be extended for up to five years through the grant of a Supplementary Protection Certificate. Assuming we gain such a five-year extension for blisibimod and that we continue to have rights under our license agreements with respect to these product candidates, we would have exclusive rights to blisibimod’s European new chemical entity patents until 2027.  Further, since blisibimod has not been previously approved, blisibimod could be eligible for 12 years of data exclusivity from the FDA. During the data exclusivity period, competitors are barred from relying on the innovator biologic’s safety and efficacy data to gain approval. Similarly, the European Union provides that companies who receive regulatory approval for a new small molecule compound or biologic will have a 10-year period of data exclusivity for that compound or biologic (with the possibility of a further one-year extension) in most EU countries, beginning on the date of such European regulatory approval, regardless of when the European new chemical entity patent covering such compound expires. A generic version of the approved drug may not be marketed or sold during such market exclusivity period. However, there is no assurance that we will receive the extensions of our patents or other exclusive rights available under the Hatch- Waxman Act or similar foreign legislation. If we fail to receive such Hatch-Waxman extensions or marketing exclusivity rights or if we receive extensions that are materially shorter than expected, our ability to prevent competitors from manufacturing, marketing and selling generic versions of our products will be materially harmed.

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

Risks Related to the Securities Markets and Investment in Our Common Stock

Our common stock may be at risk for delisting from NASDAQ in the future. Delisting could adversely affect the liquidity of our common stock and the market price of our common stock could decrease.

Our common stock is currently listed on The NASDAQ Global Market.  NASDAQ has minimum requirements that a company must meet in order to remain listed on NASDAQ. These requirements include maintaining a minimum closing bid price of $1.00 per share. If the closing bid price of our common stock falls below $1.00 per share and remains below $1.00 per share for 30 consecutive business days, NASDAQ may provide written notification that we have failed to meet NASDAQ’s continued listing requirements.  Subsequently, if the closing bid price of our common stock does not reach at least $1.00 per share for a minimum of 10 consecutive trading days during the subsequent 180-calendar day period, NASDAQ may provide written notification that they will delist our common stock from trading on NASDAQ. At that time, we may appeal the determination to a Listing Qualifications Panel.

If our common stock were to be delisted, the liquidity of our common stock would be adversely affected and the market price of our common stock could decrease. In addition, if delisted we would no longer be subject to NASDAQ rules, including rules requiring us to have a certain number of independent directors and to meet other corporate governance standards. Our failure to be listed on NASDAQ or another established securities market would have a material adverse effect on the value of your investment in us.

If our common stock is not listed on NASDAQ or another national exchange, the trading price of our common stock is below $5.00 per share and we have net tangible assets of $6,000,000 or less, the open-market trading of our common stock will be subject to the “penny stock” rules promulgated under the Securities Exchange Act of 1934, as amended. If our shares become subject to the “penny stock” rules, broker-dealers may find it difficult to effectuate customer transactions and trading activity in our securities may be adversely affected. Under these rules, broker-dealers who recommend such securities to persons other than institutional accredited investors must:

•	make a special written suitability determination for the purchaser;

•	receive the purchaser’s written agreement to the transaction prior to sale;

•
provide the purchaser with risk disclosure documents which identify certain risks associated with investing in “penny stocks” and which describe the market for these “penny stocks” as well as a purchaser’s legal remedies; and

•
obtain a signed and dated acknowledgment from the purchaser demonstrating that the purchaser has actually received the required risk disclosure document before a transaction in a “penny stock” can be completed.

As a result of these requirements, the market price of our securities may be adversely impacted, and current stockholders may find it more difficult to sell our securities.

Market volatility may affect our stock price and the value of your investment.

The market price for our common stock has been and is likely to continue to be volatile. In addition, the market price of our common stock may fluctuate significantly in response to a number of factors, most of which we cannot predict or control, including:

•	plans for, progress in and results from clinical studies for blisibimod and our other product candidates;

•	announcements of new products, services or technologies, commercial relationships, acquisitions or other events by us or our competitors;

•	developments concerning proprietary rights, including those pertaining to patents patent applications held by Amgen concerning blisibimod;

•	failure of any of our product candidates, if approved, to achieve commercial success;

•	fluctuations in stock market prices and trading volumes of securities of similar companies;

•	general market conditions and overall fluctuations in U.S. equity markets;

•	variations in our operating results, or the operating results of our competitors;

•	changes in our financial guidance or securities analysts’ estimates of our financial performance;

•	changes in accounting principles;

•	sales of large blocks of our common stock, including sales by our executive officers, directors and significant stockholders;

•	additions or departures of any of our key personnel;

•	announcements related to litigation;

•	changing legal or regulatory developments in the United States and other countries; and

•	discussion of us or our stock price by the financial press and in online investor communities.

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

Because a small number of our existing stockholders own a material amount of our voting stock, your ability to influence corporate matters will be limited.

Our executive officers, directors and greater than 5% stockholders, in the aggregate, own approximately 37% of our outstanding common stock. As a result, such persons, acting together, will have the ability to influence our management and affairs and substantially all matters submitted to our stockholders for approval, including the election and removal of directors and approval of any significant transaction. These persons will also have the ability to influence our management and business affairs. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.

Future sales of our common stock may cause our stock price to decline.

As of September 30, 2012, there were 79,111,870 shares of our common stock outstanding. In addition, as of September 30, 2012, we had outstanding options to purchase shares of our common stock and restricted stock units of 2,979,979 that, if exercised or released, will result in these additional shares becoming available for sale. A large portion of these shares and outstanding equity awards are held by a small number of persons and investment funds. Sales by these stockholders or option holders of a substantial number of shares could significantly reduce the market price of our common stock. Moreover, certain holders of shares of common stock will have rights, subject to some conditions, to require us to file registration statements covering the shares they currently hold, or to include these shares in registration statements that we may file for ourselves or other stockholders.

In addition, at September 30, 2012, the Company had reserved the following shares for future issuance:

Common stock warrants outstanding	4,811,898
Common stock options available for future grant under stock option plans	1,114,440
Common stock shares available for future purchase under the ESPP	527,654
Total	6,453,992

These shares can be freely sold in the public market upon issuance. If a large number of these shares are sold in the public market, the sales could reduce the trading price of our common stock.

We filed a universal shelf registration statement with the SEC on Form S-3 (File No. 333-179043) on January 17, 2012, which was declared effective on January 24, 2012, for the proposed offering from time to time of up to $100.0 million of our securities, including common stock, preferred stock, debt securities and/or warrants. In July 2012 we issued 37,950,000 shares at $1.00 per share pursuant to the shelf registration, raising net proceeds of approximately $35.6 million.  We may issue securities in the future pursuant to the shelf registration statement based on market conditions or other circumstances.

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

3.2
Certificate of Amendment to the Fifth Amended and Restated Certificate of Incorporation (filed as Annex A to the registrant’s Definitive Proxy Statement on Schedule 14A, filed with the SEC October 20, 2012 and incorporated herein by reference).

3.3
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

ANTHERA PHARMACEUTICALS, INC.

November 8, 2012	By:	/s/ Paul F. Truex
Paul F. Truex
President and Chief Executive Officer

November 8, 2012	By:	/s/ Christopher P. Lowe
Christopher P. Lowe
Chief Financial Officer