Form 10-Q
period 2013-03-31
Anthera Pharmaceuticals Inc
filed 2013-05-13
CIK 1316175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of May 7, 2013, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 152,621,805.

ANTHERA PHARMACEUTICALS, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2013

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ANTHERA PHARMACEUTICALS, INC.
(A Development Stage Company)
CONDENSED BALANCE SHEETS
(in thousands, except share amounts)
(unaudited)

	March 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$50,570	$19,431
Short-term investments	3,824	5,322
Prepaid expenses and other current assets	747	426
Total current assets	55,141	25,179
Property and equipment — net	1,062	1,150
Debt issuance costs	249	116
TOTAL	$56,452	$26,445

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$2,309	$5,206
Accrued clinical expenses	1,308	3,374
Accrued liabilities	578	497
Accrued payroll and related costs	511	344
Short-term portion of notes payable, net of discount	9,624	9,329
Total current liabilities	14,330	18,750
Notes payable, net of discount	8,769	11,221
Total liabilities	23,099	29,971
Commitments and Contingencies (Note 5)
Stockholders’ equity
Common stock, $0.001 par value, 195,000,000 shares authorized; 148,900,254 and 79,151,592 shares issued and outstanding as of March 31, 2013 and December 31, 2012, respectively	149	79
Additional paid-in capital	301,183	256,790
Accumulated comprehensive loss	(21)	(17)
Deficit accumulated during the development stage	(267,958)	(260,378)
Total stockholders’ equity (deficit)	33,353	(3,526)
TOTAL	$56,452	$26,445

See accompanying notes to condensed financial statements.

ANTHERA PHARMACEUTICALS, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended March 31,		Cumulative Period from September 9, 2004 (Date of Inception) to March 31,
	2013	2012	2013
Operating Expenses:
Research and development	$4,929	$17,738	$220,210
General and administrative	1,972	2,322	32,762
Total operating expenses	6,901	20,060	252,972
Loss from operations	(6,901)	(20,060)	(252,972)

Other (expense) income	25	(10)	1,525
Interest expense	(704)	(843)	(8,406)
Mark-to-market adjustment of warrant liability	—	—	(3,796)
Beneficial conversion features	—	—	(4,309)
Other (expense) - net	(679)	(853)	(14,986)
Net loss attributable to common stockholders	$(7,580)	$(20,913)	$(267,958)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.06)	$(0.51)
Weighted-average number of shares used to compute net loss per share of common stock: Basic and diluted	124,124,066	41,000,421

See accompanying notes to condensed financial statements.

ANTHERA PHARMACEUTICALS, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2013	2012
Net Loss	$(7,580)	$(20,913)
Unrealized loss on short term investments and foreign currency translation, net	(4)	(3)
Comprehensive loss	$(7,584)	$(20,916)

See accompanying notes to condensed financial statements.

ANTHERA PHARMACEUTICALS, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,		September 9, 2004 (Date of Inception) to March 31,
	2013	2012	2013
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(7,580)	$(20,913)	$(267,958)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	88	67	589
Amortization of premium on short-term investments	—	—	56
Realized (gain) on short-term investments and foreign currency exchange rates fluctuation	—	—	(118)
Stock-based compensation expense	1,697	332	6,417
Issuance of preferred and common stock for license fee, interest and service	—	—	6,122
Beneficial conversion feature	—	—	4,309
Amortization of discount and deferred interest on convertible notes and notes payable	177	148	2,231
Amortization of debt issuance costs	26	26	566
Mark-to-market adjustment on warrant liability	—	—	3,796
Changes in assets and liabilities:
Prepaid expenses and other assets	(322)	87	(749)
Accounts payable	(2,896)	(3,586)	2,501
Accrued clinical expenses	(2,066)	295	1,310
Accrued liabilities	72	306	307
Accrued payroll and related costs	166	(49)	483
Net cash used in operating activities	(10,638)	(23,287)	(240,138)
INVESTING ACTIVITIES:
Property and equipment purchases	—	(179)	(1,660)
Purchase of short-term investments	—	(1,680)	(55,155)
Proceeds from sale of short-term investments	1,495	1,746	51,435
Net cash provided (used in) by investing activities	1,495	(113)	(5,380)
FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes and notes payable, net of issuance costs	—	—	50,952
Principal payment against note payable	(2,333)	—	(6,801)
Net proceeds from issuance of preferred stock	—	—	32,210
Proceeds from issuance of common stock, net of offering costs	42,746	—	219,602
Withholding taxes paid on vested restricted stock units	(30)	—	(946)
Proceeds from issuance of common stock pursuant to exercise of warrant	—	—	220
Proceeds from issuance of common stock pursuant to employee stock purchase plan and exercise of stock options, net	—	125	983
Payment of debt issuance cost for note payable	(100)	—	(100)
Net cash provided by financing activities	40,283	125	296,120
Effect of exchange rates on cash and cash equivalents	(1)	—	(32)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	31,139	(23,275)	50,570
CASH AND CASH EQUIVALENTS — Beginning of period	19,431	65,624	—
CASH AND CASH EQUIVALENTS — End of period	$50,570	$42,349	$50,570
NONCASH INVESTING AND FINANCING ACTIVITIES:
Conversion of convertible promissory notes and accrued interest into common stock, Series A-2 convertible preferred stock and Series B-2 convertible preferred stock, including unamortized debt discount	$—	$—	$27,386
Beneficial conversion features	$—	$—	$4,309
Reclassification of issuance costs charged to equity	$—	$—	$3,565

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

          The Company’s activities since inception have consisted principally of acquiring product and technology rights, raising capital, and performing research and development. Accordingly, the Company is considered to be in the development stage as of December 31, 2012, as defined by guidance issued by the Financial Accounting Standards Board (“FASB”). Successful completion of the Company’s development programs and, ultimately, the attainment of profitable operations are dependent on future events, including, among other things, its ability to access potential markets; secure financing; develop a customer base; attract, retain and motivate qualified personnel; and develop strategic alliances. Through March 31, 2013, the Company has funded its operations through equity offerings, private placements of convertible debt and debt financings, raising net proceeds of approximately $303 million.

         From September 9, 2004 (Date of Inception) through March 31, 2013, the Company had an accumulated a deficit of $268.0 million. During the three month period ended March 31, 2013, the Company incurred a net loss of $7.6 million and had negative cash flows from operations of $10.6 million.  The Company expects to continue to incur substantial losses and negative cash flows from operations over the next several years during its clinical development phase. To fully execute its business plan, the Company will need to complete certain research and development activities and clinical studies. Further, the Company’s product candidate will require regulatory approval prior to commercialization. These activities may span many years and require substantial expenditures to complete and may ultimately be unsuccessful. Any delays in completing these activities could adversely impact the Company. The Company will need substantial additional financing to conduct new trials in the development of its product candidate; such financing may not be available on terms favorable to the Company, if at all. The Company plans to meet its capital requirements primarily through issuances of equity securities, debt financing, potential partnerships and in the longer term, revenue from product sales. Failure to generate revenue or raise additional capital would adversely affect the Company’s ability to achieve its intended business objectives.

The Company had cash, cash equivalents, and short-term investments of approximately $54.4 million at March 31, 2013.  As of the date of this report, the Company anticipates that its existing cash, cash equivalents and short-term investments are sufficient to fund its near term liquidity needs for at least the next 12 months.

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States, or U.S. GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary to present fairly the Company’s interim consolidated financial information. The results for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for the year ending December 31, 2013 or for any other period. The condensed balance sheet as of December 31, 2012 has been derived from the audited financial statements as of that date but it does not include all of the information and notes required by U.S. GAAP. The accompanying unaudited condensed financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission (“SEC”) on March 26, 2013.

Significant Accounting Policies

There have been no changes in our significant accounting policies for the three months ended March 31, 2013 as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Recently Issued Accounting Standards

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income, which requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. There was no material impact on the Company’s financial statements as a result of the adoption of ASU No. 2013-02 in the three month period ended March 31, 2013.

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

2. NET LOSS PER SHARE

        Basic net loss attributable to common stockholders per share is computed by dividing loss available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period. Shares issued during the period and shares reacquired during the period are weighted for the portion of the period that they were outstanding.  The computation of diluted EPS is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. In addition, in computing the dilutive effect of convertible securities, the numerator is adjusted to add back any convertible preferred dividends and the after-tax amount of interest recognized in the period associated with any convertible debt.  The numerator also is adjusted for any other changes in income or loss that would result from the assumed conversion of those potential common shares, such as profit-sharing expenses.  Diluted EPS is identical to basic EPS since common equivalent shares are excluded from the calculation, as their effect is anti-dilutive.

The following table summarizes the Company’s calculation of net loss per common share (in thousands except share and per share amounts):

	Three Months Ended March 31,
	2013	2012
Net loss per share
Numerator
Net loss	$(7,580)	$(20,913)
Denominator
Weighted-average common shares outstanding	124,124,066	41,003,727
Less: Weighted-average shares subject to repurchase	—	(3,306)
Denominator for basic and diluted net loss per share	124,124,066	41,000,421
Basic and diluted net loss per share	$(0.06)	$(0. 51)

The following table shows weighted-average historical dilutive common share equivalents outstanding, which are not included in the above calculation as the effect of their inclusion is anti-dilutive during each period.

	Three Months Ended March 31,
	2013	2012
Options to purchase common stock	212,873	655,991
Common stock subject to repurchase	—	3,306
Warrants to purchase common stock	—	866,267
Restricted Stock Units	150,916	296,654
Total	363,789	1,822,218

3. CASH EQUIVALENTS AND INVESTMENTS

At March 31, 2013 and December 31, 2012, the amortized cost and estimated fair value of investments is set forth in the following tables (in thousands):

	March 31, 2013
	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value
Cash	$4,457	$—	$4,457
Money market funds	46,113	—	46,113
Certificates of deposit	3,831	(7)	3,824
Total	54,401	(7)	54,394
Less amounts classified as cash and cash equivalents	(50,570)	—	(50,570)
Total Investments	$3,831	$(7)	$3,824

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Estimated Fair Value
Cash	$3,811	$—	$3,811
Money market funds	15,620	—	15,620
Certificates of deposit	5,325	(3)	5,322
Total	24,756	(3)	24,753
Less amounts classified as cash and cash equivalents	(19,431)	—	(19,431)
Total Investments	$5,325	$(3)	$5,322

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

The fair value hierarchy is broken down into the three input levels summarized below:

·
Level 1 — Valuations are based on quoted prices in active markets for identical assets or liabilities and readily accessible by us at the reporting date. Examples of assets and liabilities utilizing Level 1 inputs are certain money market funds, U.S. Treasuries and trading securities with quoted prices on active markets.

·
Level 2 — Valuations based on inputs other than the quoted prices in active markets that are observable either directly or indirectly in active markets. Examples of assets and liabilities utilizing Level 2 inputs are U.S. government agency bonds, corporate bonds, commercial paper, certificates of deposit and over-the-counter derivatives.

·
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

The following tables present the Company’s fair value hierarchy for all its financial assets (including those in cash and cash equivalents), in thousands, by major security type measured at fair value on a recurring basis:

	March 31, 2013
	Estimated Fair Value	Level 1	Level 2	Level 3
Money market funds	$46,113	$46,113	$—	$—
Certificates of deposit	3,824	—	3,824	—
Total	$49,937	$46,113	$3,824	$—

	December 31, 2012
	Estimated Fair Value	Level 1	Level 2	Level 3
Money market funds	$15,620	$15,620	$—	$—
Certificates of deposit	5,322	—	5,322	—
Total	$20,942	$15,620	$5,322	$—

There were no transfers between level 1 and level 2 for the period ended March 31, 2013.

5. COMMITMENTS AND CONTINGENCIES

Leases

The Company leases its main operating facility in Hayward, California. The lease is for approximately 14,000 square feet and expires on September 30, 2014. The Company recognizes rental expense on the facility on a straight line basis over the term of the lease. Differences between the straight-line net expense on rent payments is classified as deferred rent liability and included in the accrued liabilities on the balance sheet

Other Commitments

In December 2007, the Company and Amgen, Inc. (“Amgen”) entered into a worldwide, exclusive license agreement (the “Amgen Agreement”) to develop and commercialize blisibimod in any indication, including for the treatment of systemic lupus erythematosus (“lupus”). Under the terms of the Amgen Agreement, the Company paid a nonrefundable, upfront license fee of $6.0 million. As there is no future alternative use for the technology, the Company expensed the license fee in research and development expenses during 2007.

Under the terms of the Amgen Agreement, the Company is obligated to make additional milestone payments to Amgen of up to $33.0 million upon the achievement of certain development and regulatory milestones. The Company is also obligated to pay tiered royalties on future net sales of products, ranging from the high single digits to the low double digits, which are developed and approved as defined by this collaboration. The Company’s royalty obligations as to a particular licensed product will be payable, on a country-by-country and licensed product-by-licensed product basis, for the longer of (a) the date of expiration of the last to expire valid claim within the licensed patents that covers the manufacture, use or sale, offer to sell, or import of such licensed product by the Company or a sublicense in such country or (b) 10 years after the first commercial sale of the applicable licensed product in the applicable country. As of March 31, 2013, there were no outstanding obligations due to Amgen.

In July 2006, the Company, Shionogi & Co., Ltd. and Eli Lilly entered into a license agreement (the “Eli Lilly Agreement”) to develop and commercialize certain sPLA 2 inhibitors for any indications, including for the treatment of inflammatory diseases. The Eli Lilly Agreement granted the Company commercialization rights to Shionogi & Co., Ltd.’s and Eli Lilly’s sPLA 2 inhibitors, including varespladib and varespladib sodium. The Company paid Shionogi & Co., Ltd. and Eli Lilly a one-time license initiation fee of $250,000 and issued an aggregate of 257,744 shares of Series A-2 convertible preferred stock at $5.14 per share and an aggregate of 127,297 shares of Series B-1 convertible preferred stock at $7.28 per share with a total aggregate value of $2.3 million to Shionogi & Co., Ltd. and Eli Lilly. The Company recorded the initiation and license fees in research and development expenses during 2006. In March 2010, the Company paid $1.75 million each to Eli Lilly and Shionogi & Co., Ltd. in the form of the Company’s common stock upon the commencement of the Company’s Phase 3 VISTA-16 study of varespladib. Based on the recommendation of the DSMB in March 2012 to terminate the VISTA-16 study of varespladib, the Company does not expect it will engage in any further development activities of its sPLA 2 portfolio, including varespladib and varespladib sodium. Therefore, the Company does not expect to incur further payments to its collaborators. In August 2012, the Company provided notice of termination to Eli Lilly to terminate the license agreement. The license agreement was effectively terminated in November 2012.

6. NOTES PAYABLE

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

The Company applied the relative fair value method to allocate the $25.0 million proceeds received under the Loan Agreement between the loan and warrant. The initial carrying amount assigned to the loan was $23.7 million and was recorded as Notes payable—net of discount on the Company’s balance sheet. We believe the carrying amount at March 31, 2013 approximates fair value. The fair value allocated to the warrant of $1.3 million was recorded as an increase to additional paid-in capital in the Company’s balance sheet. The resulting $1.3 million discount from the $25.0 million par value of the loan is being amortized as an additional interest expense over the term of the loan using the effective interest rate method.

In conjunction with the loan, the Company issued a seven-year warrant to purchase 321,429 shares of the Company’s common stock at an exercise price of $6.00 per share. The warrant is immediately exercisable and expires March 2018. The Company estimated the fair value of this warrant using the Black-Scholes option valuation model with the following assumptions: expected term of seven years, a risk-free interest rate of 2.87%, expected volatility of 63% and 0% expected dividend yield. At March 31, 2013, this warrant remained outstanding and exercisable.

In connection with the Loan Agreement, the Company incurred note issuance costs of approximately $0.4 million, which are recorded as long-term assets on the Company’s balance sheet. The note issuance costs are being amortized to interest expense over the term of the Loan Agreement using the effective interest rate method.

In April 2013, the Company entered into two new borrowing agreements with Midcap Financial and Square 1 Bank for $20.0 million.  The Company used the proceeds from the new loans to pay off the outstanding principal balance and end of term charge owed to Hercules; see Note 10 of our financial statements for more information.

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

In January 2012, the Company filed a shelf registration statement with the Securities and Exchange Commission (“SEC”) under which the Company may issue up to $100.0 million in shares of common stock, preferred stock, debt securities and/or warrants.  In July 2012, the Company utilized its shelf registration statement to sell 33,000,000 shares of its common stock at $1.00 per share.  In addition, the Company sold 4,950,000 shares at a price of $1.00 per share pursuant to the underwriters’ option to purchase additional shares, resulting in a total public offering of 37,950,000 shares.  The Company received net proceeds of approximately $35.6 million, which is being used for general corporate purposes.  In January 2013, the Company issued 60,606,061 shares at $0.66 per share pursuant to the shelf registration statement in an initial closing of a public offering, followed by 9,090,901 shares in a second closing in February 2013, raising net proceeds of approximately $43.0 million. In April 2013, the Company entered into an $18.5 million common stock purchase agreement with Lincoln Park Capital Fund, LLC ("LPC"). Upon executing the agreement, LPC made an initial purchase of $2,000,000 in common stock from Anthera at a purchase price of $0.648 per share (see Note 10 for additional discussion). The Company expects to use the proceeds from this transaction for servicing long-term debt and working capital.

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

In April 2013, the Company filed a shelf registration statement with the Securities and Exchange Commission (“SEC”) under which the Company may issue up to $100.0 million in shares of common stock, preferred stock, debt securities and/or warrants.

8.  SHARE-BASED COMPENSATION PLANS

Option Plans

At March 31, 2013, the Company had the following plans that give rise to share-based compensation: (i) the 2010 Stock Option and Incentive Plan (the “2010 Plan”), and (ii) the 2010 Employee Stock Purchase Plan (the “ESPP”). The terms of awards granted during the three month ended March 31, 2013 and the methods for determining grant date fair value of the awards were consistent with those described in the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

The 2010 Plan provides for an annual increase in the number of shares available for issuance thereunder on the first day of each fiscal year, beginning with the 2011 fiscal year, equal to four percent (4%) of the outstanding shares of the Company’s common stock on the last day of the immediately preceding fiscal year.  In January 2013, in accordance with the annual increase provisions, the authorized shares in the 2010 Plan increased by 3,166,063.

The following table summarizes stock option activity under the Company’s share-based compensation plans for the three months ended March 31, 2013 (in thousands except share and per share amounts):

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Balance at December 31, 2012	2,403,711	$3.02	6.84	$126
Granted	—	$—	—	—
Exercised	—	$—	—	—
Cancelled and expired	(1,300,319)	$3.82
Balance at March 31, 2013	1,103,392	$2.08	5.43	$140
Vested at March 31, 2013	990,912	$2.06	5.00	$140
Vested and expected to vest at March 31, 2013	1,103,392	$2.08	5.43	$140

The intrinsic value of stock options represents the difference between the exercise price of stock options and the market price of our stock on that day for all the options that are in the money.

As of March 31, 2013, there were 5,636,065 shares available for future issuance under the 2010 Plan.

2010 Employee Stock Purchase Plan

Effective July 2010, under the terms of the ESPP, eligible employees of the Company may authorize the Company to deduct amounts from their compensation, which amounts are used to enable the employees to purchase shares of the Company’s common stock. The Company initially reserved 100,000 shares of common stock for issuance thereunder plus on January 1, 2011 and each January 1 thereafter, the number of shares of stock reserved and available for issuance under the Plan shall be cumulatively increased by the lesser of (i) one percent (1%) of the number of shares of common stock issued and outstanding on the immediately preceding December 31 or (ii) 250,000 shares of common stock. On January 1, 2013, in accordance with the ESPP’s annual increase provisions, the authorized shares in the ESPP increased by 250,000.

The purchase price per share is 85% of the fair market value of the common stock as of the first date or the ending date of the applicable semi-annual purchase period, whichever is less. Purchases are generally made on the last trading day of each June and December.  There were no shares issued under the ESPP during the three months ended March 31, 2013. As of March 31, 2013, 742,675 shares were available for future purchase under the ESPP.

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

The following table summarizes activity related to our restricted stock units and awards:

	Shares	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Life in Years
Outstanding at December 31, 2012	224,912	$5.38	1.13
RSUs granted	349,340	$0.64
RSUs released	(95,412)	$5.91
RSU forfeitures and cancellations	(14,250)	$5.36
Outstanding at March 31, 2013	464,590	$1.71	0.99

RSUs are converted into common stock upon vesting. Upon the vesting of RSUs, the Company offers the use of the net share settlement approach and withholds a portion of the shares issued to the employee by the corresponding whole number share value, if required. The number and the value of the shares netted for employee taxes are summarized in the table below (in thousands, except share amounts):

	Three Months Ended March 31,
	2013	2012
Shares withheld	43,720	2,408
Fair value of shares withheld	$30	$15

9. STOCK-BASED COMPENSATION

Compensation expense for stock options and stock purchase rights granted is based on the grant date fair value and is recognized over the vesting period of the applicable option on a straight-line basis.  The estimated grant date fair values of employee stock options and stock purchase rights were calculated using the Black-Scholes option pricing model. Option pricing models require the input of subjective assumptions and these assumptions can vary over time.  There were no stock option grants in the three month period ended March 31, 2013, the assumptions used to calculate the estimated grant date fair values of employee stock options and stock purchase rights were as follows:

Stock Option Plans

	Three Months Ended March 31,		Period from September 9, 2004 (Date of Inception) to March 31,
	2013	2012	2013
Expected Volatility	—	66%	73%
Dividend Yield	—	0%	0%
Risk-Free Interest Rate	—	1.33%	2.92%
Expected Term (years)	—	6.25	6.25

ESPP

	Three Months Ended March 31,		Period from September 9, 2004 (Date of Inception) to March 31,
	2013	2012	2013
Expected Volatility	126%	84%	98%
Dividend Yield	0%	0%	0%
Risk-Free Interest Rate	0.11%	1.40%	0.13%
Expected Term (years)	0.5	0.5	0.47

Compensation cost for stock options is based on the grant-date fair value and is recognized over the vesting period of the applicable option on a straight-line basis.  The estimated per share weighted-average fair values of stock options granted were as follows:

	Three Months Ended March 31,		Period from September 9, 2004 (Date of Inception) to March 31,
	2013	2012	2013
Estimated per share weighted- average fair value	$—	$1.34	$1.52

RSUs

In June 2011, the Company amended the 2010 Plan to allow individuals who had received RSUs to net share settle in excess of the minimum statutory withholding amount for taxes. In accordance with guidance issued by the FASB, this modification resulted in the RSUs being classified as a liability, and the subsequent change in fair value to be recorded as expense. The unsettled RSUs are remeasured at each reporting date and will continue to be remeasured until they are fully vested in approximately 1.0 years. Any changes in valuation are recorded as compensation expense for the period. As of March 31, 2013, the liability related to the unsettled awards is not material.

Total stock-based compensation expense for equity awards recognized was as follows (in thousands):

	Three months ended March 31,			Cumulative Period from September 9, 2004 (Date of Inception) to March 31,
	2013		2012	2013
Research and development	$901	(1)	$85	$2,958
General and administrative	795	(2)	247	3,459
Total stock-based compensation	$1,697		$332	$6,417

(1)
Included in research and development expense is a charge for stock-based compensation of approximately $799,000 associated with the voluntary surrender of stock options by our employees during the three months ended March 31, 2013.

(2)
Included in general and administrative expense is a charge for stock-based compensation of approximately $661,000 associated with the voluntary surrender of stock options by our employees during the three months ended March 31, 2013.

As of March 31, 2013, there was $1.1 million of unrecognized compensation expense related to options. The unrecognized compensation expense will be amortized on a straight-line basis over a weighted-average remaining period of 2.79 years.

10. SUBSEQUENT EVENTS

Debt Financing

On April 3, 2013, the Company entered a Credit and Security Agreement (he “Midcap Credit Agreement”) with MidCap Financial SBIC, LP (“Midcap”), pursuant to which Midcap made a $10.0 million loan to the Company.  Proceeds from the loan were used to repay outstanding principal and end of term charge due to Hercules.  The MidCap Credit Agreement matures on October 3, 2016 and the loan under the MidCap Credit Agreement will bear interest at an annual rate equal to 9.75%.  Interest and principal are payable in cash on a monthly basis beginning May 1, 2013.  The loan under the MidCap Credit Agreement is secured by a pledge of substantially all assets of the Company, excluding intellectual property as well as the Cash Security Account (see further discussion below).  In conjunction with the loan, the Company granted a Warrant to Purchase Stock to MidCap, pursuant to which the Company has agreed to issue to MidCap up to 588,235 shares of its common stock, subject to adjustment, at an exercise price of $0.68 per share.  The warrant is immediately exercisable and expires on October 3, 2016. The Company estimated the fair value of this warrant using the Black-Scholes option valuation model with the following assumptions: expected term of 3.5 years, a risk-free interest rate of 0.39%, expected volatility of 124% and 0% expected dividend yield.

The Company applied the relative fair value method to allocate the $10.0 million proceeds received under the Credit Agreement between the loan and warrant.  The initial carrying amount assigned to the loan was $9.7 million and was recorded as Notes payable—net of discount on the Company’s balance sheet. The fair value allocated to the warrant of $280,000 was recorded as an increase to additional paid-in capital in the Company’s balance sheet.  The resulting $280,000 discount from the $10.0 million par value of the loan will be amortized as an additional interest expense over the term of the loan using the effective interest rate method.

On April 3, 2013, the Company entered into a Loan and Security Agreement (the “Square 1 Loan Agreement”) with Square 1 Bank, pursuant to which Square 1 Bank made a $10.0 million loan to the Company. The proceeds of such loan are used exclusively to fund a cash security account (the “Cash Security Account”) at Square 1 Bank.  The term loan under the Square 1 Loan Agreement will mature on April 3, 2017 and will bear interest at an annual rate equal to 1.00%.  Interest is payable in cash on a monthly basis starting May 1, 2013 and the principal is payable in lump sum upon maturity of the term loan.  However, the Company may prepay the principal in whole or in part from time to time without penalty or premium.  The Square 1 Loan Agreement contains customary representations and warranties and certain affirmative and negative covenants including, among other things, maintenance of a balance in the Cash Security Account of not less than the lesser of (a) $10.0 million and (b) the aggregate amount all debt, principal, interest and other amounts owed to Square 1 Bank in the Cash Security Account, and restrictions on mergers.  The loan under the Square 1 Term Loan Agreement is not guaranteed by any of the Company’s existing subsidiaries, nor have any existing subsidiaries of the Company pledged any of their assets to secure the loan.

Equity Purchase Agreement

On April 5, 2013, the Company entered into an equity purchase agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“LPC”), pursuant to which the Company has the right to sell to LPC up to $18.5 million worth of shares of the Company’s common stock, subject to certain limitations and conditions set forth in the Purchase Agreement.

Upon executing the agreement, LPC made an initial purchase of $2.0 million worth of common stock from Anthera at a purchase price of $0.648 per share. Thereafter, on any business day and as often as every other business day over the 24-month term of the Purchase Agreement, the Company may direct LPC to purchase up to an aggregate amount of an additional $16.5 million (subject to certain limitations) worth of shares of Common Stock.   The Company has the right, from time to time, at its sole discretion and subject to certain conditions, to direct LPC to purchase up to 500,000 shares of Common Stock for a total amount not exceeding $500,000.  In addition, the Company may direct LPC to purchase additional amounts as accelerated purchases if on the date of a regular purchase the closing sale price of the Common Stock is not below $0.65 per share. The Company intends to use the net proceeds from this offering for debt service and general corporate purposes.

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

Blisibimod is a peptibody antagonist of the BAFF cytokine that is initially being developed as a treatment for lupus. B lymphocyte stimulator (BlyS), also known as B-cell activating factor, or BAFF, is a tumor necrosis family member and is critical to the development, maintenance and survival of B-cells. It is primarily expressed by macrophages, monocytes and dendritic cells and interacts with three different receptors on B-cells including BAFF receptor, or BAFF-R, B-cell maturation, or BCMA, and transmembrane activator and cyclophilin ligand interactor, or TACI. The BAFF-R receptor is expressed primarily on peripheral B-cells.

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

Results from the Phase 2b PEARL-SC study that was completed in 2012 showed a statistically significant treatment reduction in proteinuria in both the pooled blisibimod treatment group and the 200mg weekly blisibimod treatment group. Following the encouraging results from the Phase 2b PEARL-SC study, we plan to initiate patient enrollment in a Phase 2 proof-of-concept study for the treatment of IgA nephropathy (BRIGHT-SC) in 2013, our first orphan indication for the treatment renal disease and will serve as our initial catalyst for a Phase 3 path in renal diseases with blisibimod. We intend to enroll approximately 48 patients with biopsy-proven IgAN who have proteinuria greater than one gram per 24 hours and are receiving standard of care in the BRIGHT-SC study. Patients are planned to receive high dose blisibimod or placebo for 8 weeks, the induction phase, followed by 24 weeks, the maintenance phase, of 200mg weekly blisibimod or placebo. The primary endpoint of the BRIGHT-SC study will be improvements in proteinuria versus placebo after 32 weeks. We plan to conduct an interim analysis after the eight-week induction phase to determine effects of blisibimod on proteinuria.

Two of our former product candidates, varespladib and varespladib sodium, were designed to inhibit a novel enzyme target known as secretory phospholipase A2, or sPLA2. Elevated levels of sPLA 2 have been implicated in a variety of acute inflammatory conditions, including acute coronary syndrome and acute chest syndrome associated with sickle cell disease, as well as in chronic diseases, including stable coronary artery disease.

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

We were incorporated and commenced operations in September 2004. Since our inception, we have generated significant losses. As of March 31, 2013, we had an accumulated deficit of approximately $268.0 million. In January 2012, Anthera Pharmaceuticals, Limited, a wholly-owned subsidiary, was incorporated in Ireland. The establishment of this subsidiary was part of the Company’s ongoing growth activities and strategic plan. As of the date of this filing, we have never generated any revenue and have generated only interest income from cash and cash equivalents and short-term investments. We expect to incur substantial and increasing losses for at least the next several years as we pursue the development and commercialization of our product candidates.

As of March 31, 2013, we have funded our operations through equity offerings, private placements of convertible debt and debt financings, raising net proceeds of approximately $303.0 million. We will need substantial additional financing to continue to develop our product candidates, obtain regulatory approvals and to fund operating expenses, which we will seek to raise through public or private equity or debt financings, collaborative or other arrangements with third parties or through other sources of financing. We cannot assure you that such funds will be available on terms favorable to us, if at all. In addition to the normal risks associated with development-stage companies, we may never successfully complete development of any of our product candidates, obtain adequate patent protection for our technology, obtain necessary government regulatory approval for our product candidates or achieve commercial viability for any approved product candidates. In addition, we may not be profitable even if we succeed in commercializing any of our product candidates.

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

The following table shows our total research and development expenses for the three months ended March 31, 2013 and March 31, 2012 and for the period from September 9, 2004 (Date of Inception) through March 31, 2013 (in thousands):

	Three Months Ended March 31,			For the Period September 9, 2004 (Date of Inception) to March 31,
	2013		2012	2013
Allocated costs:	$
Varespladib		$442	$11,175	$114,139	(1)(2)
Blisibimod		2,768	4,832	71,188	(3)
Varespladib sodium		—	45	6,680
Unallocated costs		1,719	1,686	28,203
Total development		$4,929	$17,738	$220,210

(1)	Includes milestone payments of $3.5 million pursuant to amendments to the license agreements with each of Eli Lilly and Shionogi & Co. Ltd.

(2)	Includes license fees of $4.0 million pursuant to a license agreement with each of Eli Lilly and Shionogi & Co. Ltd., which were paid in cash and shares of preferred stock in 2006.

(3)	Includes a one-time license initiation fee of $6.0 million pursuant to a license agreement with Amgen.

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

While our significant accounting policies are more fully described in the notes to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating our reported financial results and affect the more significant judgments and estimates that we use in the preparation of our financial statements.

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

Results of Operations

Comparison of the Three Months ended March 31, 2013 and 2012

Research and Development Expenses ($ in thousands)

	Three Months Ended March 31,
	2013	2012	$ Change	% Change
Research and development expenses	$4,929	$17,738	$(12,809)	(72)%

Research and development expenses decreased during the three months ended March 31, 2013 from the same period in 2012 primarily due to decreased CRO, central laboratory, and investigator expense of approximately $10.6 million as a direct result of the termination of our Phase 3 clinical study with varespladib for cardiovascular disease in March 2012.  Furthermore, manufacturing activities for our Phase 2 clinical study of blisibimod was substantially completed by December 2011 and all patients completed dosing by June 2012, which contributed to the decrease in manufacturing expenses by approximately $1.3 million. Included in research and development expense in the three month period ended March 31, 2013, is a charge for stock-based compensation of approximately $0.8 million associated with the voluntary surrender of stock options by our employees.

General and Administrative Expenses ($ in thousands)

	Three Months Ended March 31,
	2013	2012	$ Change	% Change
General and administrative	$1,972	$2,322	$(350)	(15)%

General and administrative expenses decreased during the three months ended March 31, 2013 from the same period in 2012 primarily due to reduced spending on consulting and professional services. Included in general and administration expense in the three month period ended March 31, 2013, is a charge for stock-based compensation of approximately $0.7 million associated with the voluntary surrender of stock options by our employees.

Other Income (Expense) ($ in thousands)

	Three Months Ended March 31,
	2013	2012	$ Change	% Change
Other income (expense)	$25	$(10)	$35	350%
Interest expense	$(704)	$(843)	$(139)	(16)%

Other income increased during the three months ended March 31, 2013 from the same period in 2012 primarily due net gain realized from foreign currency exchange fluctuations in connection with payments made to oversea vendors.  The decrease in interest expense during the three months ended March 31, 2013 as compared to the same period in 2012 is a direct result of principal payments made on our notes payable to Hercules.

Liquidity and Capital Resources

To date, we have funded our operations primarily through private placements of preferred stock and common stock, convertible debt, debt financings, and our IPO raising net proceeds of approximately $303.0 million.

Cash, cash equivalents and short-term investments consist of the following (in thousands):

	March 31, 2013	December 31, 2012
Cash and cash equivalents	$50,570	$19,431
Short-term investments	3,824	5,322
Total	$54,394	$24,753

Our principal liquidity requirements are primarily to meet our working capital needs, support ongoing business activities, research and development, and our capital expenditure needs.

In January 2012, we filed a universal shelf registration statement with the SEC on Form S-3 (File No. 333-179043) for the proposed offering from time to time of up to $100.0 million of our securities, including common stock, preferred stock, debt securities and/or warrants. In July 2012, we issued 37,950,000 shares at $1.00 per share pursuant to the shelf registration, raising net proceeds of approximately $35.6 million.  In January 2013, we issued 60,606,061 shares at $0.66 per share pursuant to the shelf registration statement in an initial closing of a public offering, followed by 9,090,909 shares in a second closing in February 2013, raising net proceeds of approximately $43.0 million. We may issue securities in the future based on market conditions or other circumstances.

On November 8, 2012, we entered into an At Market Issuance Sales Agreement (the “Agreement”) with MLV & Co. LLC (“MLV”), to create an at-the-market equity program under which the Company from time to time may offer and sell shares of its common stock, par value $0.001 per share, having an aggregate offering price of up to $25.0 million (the “Shares”) through MLV, as agent. We have not sold any shares of our common stock pursuant to the Agreement, which was terminated January 24, 2013. This facility is no longer available for use.

 In April 2013, we entered into an $18.5 million common stock purchase agreement with LPC. Upon executing the agreement, LPC made an initial purchase of $2.0 million worth of common stock at a purchase price of $0.648 per share. Thereafter, on any business day and as often as every other business day over the 24-month term of the Purchase Agreement, we may direct LPC to purchase up to an aggregate amount of an additional $16.5 million (subject to certain limitations) worth of shares of Common Stock.   We have the right, from time to time, at our sole discretion and subject to certain conditions to direct LPC to purchase up to $500,000 worth of shares of Common Stock. In addition, we may direct LPC to purchase additional amounts as accelerated purchases if on the date of a regular purchase the closing sale price of the Common Stock is not below $0.65 per share. We intend to use the net proceeds from this transaction for servicing long-term debt and working capital.

In April 2013, we filed a universal shelf registration statement with the SEC on Form S-3 (File No. 333-187780) for the proposed offering from time to time of up to $100.0 million of our securities, including common stock, preferred stock, debt securities and/or warrants.  No shares have been issued pursuant to the shelf registration statement as of the date of this report.

Our cash flow from continuing operations during the three months ended March 31, 2013 and 2012 consist of the following (in thousands):

	Three Months Ended March 31,
	2013	2012
Net cash used in operating activities	$(10,638)	$(23,287)
Net cash provided by investing activities	1,495	(113)
Net cash provided by financing activities	40,283	125
Effect of exchange rate on cash	(1)	—
Total	$31,139	$(23,275)

During the three months ended March 31, 2013 and 2012, our operating activities used cash of $10.6 million and $23.3 million, respectively, primarily resulting from our net losses and changes in our working capital accounts adjusted for non cash items including stock based compensation. The decrease in cash used in during the three months ended March 2013 as compared to 2012 was primarily due to reduced spending on clinical development activities as a result of the termination of the varespladib program and the fact that no new patients were enrolled in our blisibimod program as the Phase 2 clinical study was fully enrolled in prior year.

During the three months ended March 31, 2013, cash provided by investing activities was $1.5 million, as compared to cash used by investing activities of $113,000 during the same period in 2012.   Our investing activities consisted primarily of purchases and maturities of short term investments.

During the three months ended March 31, 2013, financing activities provided cash of $40.4 million which was primarily derived from proceeds received from our public offering of common stock in January and February 2013 from which we raised a total of $42.7 million in net proceeds, offset by principal payment of $2.3 million against Hercules’ notes payable. Cash provided by financing activities during the three months ended March 31, 2012 was $125,000 and consisted of net proceeds received from the exercise of stock options.

Contractual Obligations and Commitments

We have lease obligations consisting of an operating lease for our operating facility that expires September 2014, for office space, and an office equipment lease that expires in June 2013.

On March 25, 2011, we entered into a Loan Agreement with Hercules. Under the terms of the Loan Agreement, we borrowed $25.0 million at an interest rate of the higher of (i) 10.55% or (ii) 7.30% plus the prime rate as reported in the Wall Street Journal, and issued to Hercules a secured term promissory note evidencing the loan. The loan is secured by the Company’s assets, excluding intellectual property. We made interest only payments for the initial 15 months. Thereafter, the loan is being repaid in monthly installments of approximately $1.0 million, at the initial interest rate. We are also obligated to pay an end of the term charge of $0.9 million, which is being expensed over the term of the Loan Agreement using the effective interest rate method.

In April 2013, we entered two new borrowing agreements with Midcap Financial and Square 1 Bank for an aggregate of $20.0 million.  We used the proceeds from the new loans to pay off the outstanding principal balance and end of term charge owed to Hercules.

The following table summarizes our estimated scheduled future minimum contractual obligations and commitments as of March 31, 2013 and excludes payments to Midcap Financial and Square 1 Bank (in thousands):

Payments Due by Period	Less than 1 year	1 - 3 years	3-5 years	Total
Notes Payable	$9,949	$8,250	$—	$18,199
Interest on Notes Payable(1)	1,472	1,314	—	2,786
Facility and Equipment Lease	228	116	—	344
Total	$11,649	$9,680	$—	$21,329

(1)	Interest payments reflected are estimated based on an interest rate of 10.55% throughout the term of the note, plus an additional end of term charge of $0.9 million.

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

Recent Accounting Pronouncements

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. There was no material impact on the our financial statements as a result of the adoption of ASU No. 2013-02 in the three month period ended March 31, 2013.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. We are exposed to market risk related to fluctuations in interest rates, market prices, and foreign currency exchange rates. However, since a majority of our investments are in short-term certificates of deposit, FDIC-insured corporate bonds and money market funds, we do not believe we are subject to any material market risk exposure. As of March 31, 2013, we did not have any material derivative financial instruments. The fair value of our marketable securities, including those included in cash equivalents and short-term investments, was $54.4 million as of March 31, 2013.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.  An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures.  Based on that evaluation, the CEO and CFO have concluded that as of March 31, 2013, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed was accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the first quarter 2013 that has materially affected, or is reasonably likely to affect materially, the Company’s internal control over financial reporting.

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

We are a development stage company with only eight years of operating history. We have focused primarily on developing our three product candidates, blisibimod, varespladib and varespladib sodium. The two latter product candidates were terminated in March 2012. We have financed our operations exclusively through equity offerings, private placements of convertible debt, and debt financings and we have incurred losses in each year since our inception in September 2004. As of March 31, 2013, we had an accumulated deficit of approximately $268.0 million. Substantially all of our losses resulted from costs incurred in connection with our product development programs and from general and administrative costs associated with our operations.

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

•       the costs associated with commercializing our product candidate if they receive regulatory approval, including the cost and timing of developing sales and marketing capabilities, or entering into strategic collaboration with others relating to the commercialization of our product candidate; and

•       revenues received from approved products, if any, in the future

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

Even if our product candidate receives regulatory approval, they may still face future development and regulatory difficulties.

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

As of March 31, 2013, there were 148,900,254 shares of our common stock outstanding.  In addition, as of March 31, 2013, we had outstanding options to purchase shares of our common stock, restricted stock units and warrants to purchase shares of our common stock of 6,379,880 that, if exercised or released, will result in these additional shares becoming available for sale. A large portion of these shares and outstanding equity awards are held by a small number of persons and investment funds. Sales by these stockholders or option holders of a substantial number of shares could significantly reduce the market price of our common stock. Moreover, certain holders of shares of common stock will have rights, subject to some conditions, to require us to file registration statements covering the shares they currently hold, or to include these shares in registration statements that we may file for ourselves or other stockholders.

In addition, at March 31, 2013, the Company had reserved the following shares for future issuance:

Common stock warrants outstanding	4,811,898
Common stock options available for future grant under stock option plans	5,636,065
Common stock shares available for future purchase under the ESPP	742,675
Total	11,190,638

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

In April 2013, we entered into an $18.5 million common stock purchase agreement with LPC. Upon executing the agreement, LPC made an initial purchase of $2.0 million worth of common stock at a purchase price of $0.648 per share. Thereafter, on any business day and as often as every other business day over the 24-month term of the Purchase Agreement, we may direct LPC to purchase up to an aggregate amount of an additional $16.5 million (subject to certain limitations) worth of shares of Common Stock.   We have the right, from time to time, at our sole discretion and subject to certain conditions to direct LPC to purchase up to $500,000 worth of shares of Common Stock. In addition, we may direct LPC to purchase additional amounts as accelerated purchases if on the date of a regular purchase the closing sale price of the Common Stock is not below $0.65 per share. We intend to use the net proceeds from this transaction for servicing long-term debt and working capital.

In April 2013, we filed a universal shelf registration statement with the SEC on Form S-3 (File No. 333-187780) for the proposed offering from time to tome of up to $100.0 million of our securities, including common stock, preferred stock, debt securities and/or warrants.  No shares have been issued pursuant to the shelf registration statement as of the date of this report.

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

ANTHERA PHARMACEUTICALS, INC.

May 13, 2013	By:	/s/ Paul F. Truex
Paul F. Truex
President and Chief Executive Officer

May 13, 2013	By:	/s/ Christopher P. Lowe
Christopher P. Lowe
Chief Financial Officer