Form 10-Q
period 2013-06-30
Anthera Pharmaceuticals Inc
filed 2013-08-06
CIK 1316175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of July 31, 2013, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 19,115,255

ANTHERA PHARMACEUTICALS, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2013

INDEX

Page
Part I — Financial Information	3
Item 1. Financial Statements (unaudited)	3
Condensed Balance Sheets as of June 30, 2013 and December 31, 2012	3
Condensed Statements of Operations for the Three and Six Months Ended June 30, 2013 and 2012 and for the period from September 9, 2004 (Date of Inception) to June 30, 2013	4
Condensed Statements of Comprehensive Loss for the Three and Six Months Ended June 30, 2013 and 2012	5
Condensed Statements of Cash Flows for the Six Months Ended June 30, 2013 and 2012 and cumulative period from September 9, 2004 (Date of Inception) to June 30, 2013	6
Notes to Condensed Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3. Quantitative and Qualitative Disclosures About Market Risk	25
Item 4. Controls and Procedures	25
Part II — Other Information	27
Item 1. Legal Proceedings	27
Item 1A. Risk Factors	27
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	43
Item 6. Exhibits	44
Signatures	45
EX-10.1
EX-10.2
EX-10.3
EX-10.4
EX-10.5
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ANTHERA PHARMACEUTICALS, INC.
(A Development Stage Company)
CONDENSED BALANCE SHEETS
(in thousands, except share amounts)
(unaudited)

	June 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$37,304	$19,431
Short-term investments	1,142	5,322
Prepaid expenses and other current assets	552	426
Total current assets	38,998	25,179
Property and equipment — net	974	1,150
Debt issuance costs	274	116
Restricted cash	10,000	—
TOTAL	$50,246	$26,445

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$1,812	$5,206
Accrued clinical expenses	829	3,374
Accrued liabilities	247	497
Accrued payroll and related costs	499	344
Short term portion of notes payable, net of discount	2,778	9,329
Total current liabilities	6,165	18,750
Notes payable, net of discount	16,486	11,221
Total liabilities	22,651	29,971
Commitments and Contingencies (Note 5)
Stockholders’ equity
Common stock, $0.001 par value, 100,000,000 shares authorized; 19,115,189 and 9,893,924 shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	19	10
Additional paid-in capital	303,829	256,859
Accumulated comprehensive loss	(14)	(17)
Deficit accumulated during the development stage	(276,239)	(260,378)
Total stockholders’ equity (deficit)	27,595	(3,526)
TOTAL	$50,246	$26,445

See accompanying notes to condensed financial statements.

ANTHERA PHARMACEUTICALS, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Three months ended June 30,		Six months ended June 30,		Cumulative Period from September 9, 2004 (Date of Inception) to June 30,
	2013	2012	2013	2012	2013
OPERATING EXPENSES:
Research and development	$5,265	$14,865	$10,194	$32,603	$225,475
General and administrative	1,688	1,799	3,660	4,121	34,450
Total operating expenses	6,953	16,664	13,854	36,724	259,925
LOSS FROM OPERATIONS	(6,953)	(16,664)	(13,854)	(36,724)	(259,925)
OTHER INCOME (EXPENSE):
Other income (expense)	(6)	(28)	19	(38)	1,519
Interest expense	(1,322)	(908)	(2,026)	(1,751)	(9,728)
Mark-to-market adjustment of warrant liability	—	—	—	—	(3,796)
Beneficial conversion features	—	—	—	—	(4,309)
Total other income (expense)	(1,328)	(936)	(2,007)	(1,789)	(16,314)
NET LOSS	$(8,281)	$(17,600)	$(15,861)	$(38,513)	$(276,239)
Net loss per share—basic and diluted	$(0.43)	$(3.43)	$(0.92)	$(7.51)
Weighted-average number of shares used in per share calculation—basic and diluted	19,059,130	5,137,218	17,297,098	5,131,126

See accompanying notes to condensed financial statements.

ANTHERA PHARMACEUTICALS, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Net loss	$(8,281)	$(17,600)	$(15,861)	$(38,513)
Unrealized gain (loss) on short term investments and foreign currency translation, net	7	(58)	3	(61)

Comprehensive loss	$(8,274)	$(17,658)	$(15,858)	$(38,574)

See accompanying notes to condensed financial statements.

ANTHERA PHARMACEUTICALS, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,		September 9, 2004 (Date of Inception) to June 30,
	2013	2012	2013
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(15,861)	$(38,513)	$(276,239)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	175	152	676
Amortization of premium/(discount) on short-term investments	—	—	56
Realized (gain)/loss on short-term investments and foreign currency exchange rates fluctuation	12	—	(106)
Stock-based compensation expense	1,960	666	6,680
Issuance of preferred and common stock for license fee, interest and service	—	—	6,122
Beneficial conversion feature	—	—	4,309
Amortization of discount and deferred interest on convertible notes and notes payable	939	418	2,993
Amortization of debt issuance costs	141	60	681
Mark-to-market adjustment on warrant liability	—	—	3,796
Changes in assets and liabilities:
Prepaid expenses and other assets	(126)	310	(553)
Accounts payable	(3,465)	(7,132)	1,932
Accrued clinical expenses	(2,545)	(548)	831
Accrued liabilities	(1,180)	(42)	(945)
Accrued payroll and related costs	155	238	472
Net cash used in operating activities	(19,795)	(44,391)	(249,295)
INVESTING ACTIVITIES:
Property and equipment purchases	—	(163)	(1,660)
Purchase of short-term investments	—	(3,885)	(55,155)
Proceeds from sale of short-term investments	4,172	3,269	54,112
Increase in restricted cash	(10,000)	—	(10,000)
Net cash used in investing activities	(5,828)	(779)	(12,703)
FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes and notes payable, net of issuance costs	19,798	—	70,750
Principal payment against note payable	(21,008)	—	(25,476)
Net proceeds from issuance of preferred stock	—	—	32,210
Proceeds from issuance of common stock, net of offering costs	44,693	—	221,549
Withholding taxes paid on vested restricted stock units	(30)	(27)	(946)
Proceeds from issuance of common stock pursuant to exercise of warrant	—	—	220
Proceeds from issuance of common stock pursuant to employee stock purchase plan and exercise of stock options, net	44	168	1,027
Net cash provided by financing activities	43,497	141	299,334
Effect of exchange rates on cash and cash equivalents	(1)	(58)	(32)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	17,873	(45,087)	37,304
CASH AND CASH EQUIVALENTS — Beginning of period	19,431	65,624	—
CASH AND CASH EQUIVALENTS — End of period	$37,304	$20,537	$37,304
NONCASH INVESTING AND FINANCING ACTIVITIES:
Conversion of convertible promissory notes and accrued interest into common stock, Series A-2 convertible preferred stock and Series B-2 convertible preferred stock, including unamortized debt discount	$—	$—	$27,386
Beneficial conversion features	$—	$—	$4,309
Reclassification of issuance costs charged to equity	$—	$—	$3,565

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

          The Company’s activities since inception have consisted principally of acquiring product and technology rights, raising capital, and performing research and development. Accordingly, the Company is considered to be in the development stage as of June 30, 2013, as defined by guidance issued by the Financial Accounting Standards Board (“FASB”). Successful completion of the Company’s development programs and, ultimately, the attainment of profitable operations are dependent on future events, including, among other things, its ability to access potential markets; secure financing; develop a customer base; attract, retain and motivate qualified personnel; and develop strategic alliances. Through June 30, 2013, the Company has funded its operations through equity offerings, private placements of convertible debt and debt financings, raising net proceeds of approximately $324.5 million.

         From September 9, 2004 (Date of Inception) through June 30, 2013, the Company had an accumulated a deficit of $276.2 million. During the three and six month period ended June 30, 2013, the Company incurred a net loss of $8.3 million and $15.9 million, respectively. Cash used in operating activities was approximately $19.8 million for the six months ended June 30, 2013.  The Company expects to continue to incur substantial losses and negative cash flows from operations over the next several years during its clinical development phase.

        As of June 30, 2013, the Company had cash, cash equivalents and short-term investments of 48.4 million, including $10.0 million of restricted cash placed in a cash security account to collateralize a term loan.  As of the date of this report, the Company anticipates that its existing cash, cash equivalents and short-term investments are sufficient to fund its near term liquidity needs for at least the next 12 months.

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

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States, or U.S. GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary to present fairly the Company’s interim consolidated financial information. The results for the three and six months ended June 30, 2013 are not necessarily indicative of the results to be expected for the year ending December 31, 2013 or for any other period. The condensed balance sheet as of December 31, 2012 has been derived from the audited financial statements as of that date but it does not include all of the information and notes required by U.S. GAAP. The accompanying unaudited condensed financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission (“SEC”) on March 26, 2013.

On July 12, 2013, the Company announced a 1-for-8 reverse split of its outstanding common stock resulting in a reduction of its total common stock issued and outstanding from approximately 152,921,768 shares to 19,115,189 shares. The reverse stock split affected all stockholders of the Company’s common stock equally; the reverse split was effective July 15, 2013. The par value of the Company’s common stock remains unchanged at $0.001 per share and the number of authorized shares of common stock was reduced from 195,000,000 to 100,000,000 after giving effect to the reverse split. All references to shares of common stock outstanding per share data for all periods presented in the accompanying financial statements and notes thereto have been adjusted to reflect the reverse split on a retroactive basis, see Note 10 of our condensed financial statements for more information.

Significant Accounting Policies

There have been no changes in our significant accounting policies for the three and six months ended June 30, 2013 as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Restricted Cash

At June 30, 2013, the Company had restricted cash of $10.0 million to fund a cash security account related to its Square 1 Bank Loan Agreement (see Note 6 for further details).  The Company did not have any restricted cash at December 31, 2012

Recently Issued Accounting Standards

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income, which requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. There was no material impact on the Company’s financial statements as a result of the adoption of ASU No. 2013-02 in the three and six month period ended June 30, 2013.

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

      The following table summarizes the Company’s calculation of net loss per common share (in thousands except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net loss per share
Numerator
Net loss	$(8,281)	$(17,600)	$(15,861)	$(38,513)
Denominator
Weighted-average common shares outstanding	19,059,130	5,137,342	17,297,098	5,131,401
Less: Weighted-average shares subject to repurchase	—	(124)	—	(275)
Denominator for basic and diluted net loss per share	19,059,130	5,137,218	17,297,098	5,131,126
Basic and diluted net loss per share	$(0.43)	$(3.43)	$(0.92)	$(7.51)

The following table shows weighted-average historical dilutive common share equivalents outstanding, which are not included in the above calculation as the effect of their inclusion is anti-dilutive during each period.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Options to purchase common stock	23,521	39,569	22,766	71,293
Common stock subject to repurchase	—	124	—	275
Warrants to purchase common stock	—	—	—	14,451
Restricted stock units	66,162	38,379	43,035	37,728
Total	89,683	78,072	65,801	123,747

3. CASH, CASH EQUIVALENTS AND SHORT TERM INVESTMENTS

At June 30, 2013 and December 31, 2012, the amortized cost and estimated fair value of investments is set forth in the following tables (in thousands):

	June 30, 2013
	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value
Cash	$2,032	$—	$2,032
Money market funds	35,272	—	35,272
Certificates of deposit	1,154	(12)	1,142
Restricted cash	10,000	—	10,000
Total	48,458	(12)	48,446
Less amounts classified as cash and cash equivalents	(37,304)	—	(37,304)
Less amounts classified as restricted cash	(10,000)	—	(10,000)
Total Short Term Investments	$1,154	$(12)	$1,142

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Estimated Fair Value
Cash	$3,811	$—	$3,811
Money market funds	15,620	—	15,620
Certificates of deposit	5,325	(3)	5,322
Total	24,756	(3)	24,753
Less amounts classified as cash and cash equivalents	(19,431)	—	(19,431)
Total Short Term Investments	$5,325	$(3)	$5,322

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

The following tables present the Company’s fair value hierarchy for all its financial assets (including those in cash and cash equivalents), in thousands, by major security type measured at fair value on a recurring basis:

	June 30, 2013
	Estimated Fair Value	Level 1	Level 2	Level 3
Money market funds	$35,272	$35,272	$—	$—
Certificates of deposit	1,142	—	1,142	—
Total	$36,414	$35,272	$1,142	$—

	December 31, 2012
	Estimated Fair Value	Level 1	Level 2	Level 3
Money market funds	$15,620	$15,620	$—	$—
Certificates of deposit	5,322	—	5,322	—
Total	$20,942	$15,620	$5,322	$—

There were no transfers between level 1 and level 2 for the period ended June 30, 2013.

5. COMMITMENTS AND CONTINGENCIES

Leases

The Company leases its main operating facility in Hayward, California. The lease is for approximately 14,000 square feet and expires on September 1, 2014. The Company recognizes rental expense on the facility on a straight line basis over the term of the lease. Differences between the straight-line net expense on rent payments is classified as deferred rent liability and included in the accrued liabilities on the balance sheet

Other Commitments

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

       Under the terms of the Amgen Agreement, the Company is obligated to make additional milestone payments to Amgen of up to $33.0 million upon the achievement of certain development and regulatory milestones. The Company is also obligated to pay tiered royalties on future net sales of products, ranging from the high single digits to the low double digits, which are developed and approved as defined by this collaboration. The Company’s royalty obligations as to a particular licensed product will be payable, on a country-by-country and licensed product-by-licensed product basis, for the longer of (a) the date of expiration of the last to expire valid claim within the licensed patents that covers the manufacture, use or sale, offer to sell, or import of such licensed product by the Company or a sublicense in such country or (b) 10 years after the first commercial sale of the applicable licensed product in the applicable country. As of June 30, 2013, there were no outstanding obligations due to Amgen.

6. NOTES PAYABLE

In March 2011, the Company entered into the Loan and Security Agreement (“Loan Agreement”) with Technology Growth Capital, Inc. and Hercules Technology II, L.P. (together, “Hercules). The Company paid off the loan on April 3, 2013 in conjunction with the Company’s debt refinancing (see below). The Company was also obligated to pay an end of the term charge of $937,500, which was being expensed over the term of the Loan Agreement. The unamortized end of term charge of $312,000 was fully expensed to interest expense in the three months ended June 30, 2013 as a result of the payoff. The Company also incurred note issuance costs of approximately $370,000, which was recorded as long-term assets on the Company’s balance sheet.  The unamortized note issuance costs of $90,000 were fully expensed in the current period as a result of the payoff.

In conjunction with the Hercules loan, the Company issued a seven-year warrant to purchase 40,178 shares of the Company’s common stock at an exercise price of $48.00 per share. The warrant was immediately exercisable and expires March 2018. The Company estimated the fair value of this warrant using the Black-Scholes option valuation model resulting in a $1.3 million discount from the $25.0 million par value of the loan which was being amortized as an additional interest expense over the term of the loan using the effective interest rate method. The unamortized note discount of $431,000 was fully expensed to interest expense in the three months ended June 30, 2013 as a result of the payoff of the loan, at June 30, 2013, the warrant remained outstanding and exercisable.

On April 3, 2013, the Company entered a Credit and Security Agreement (the “Midcap Credit Agreement”) with MidCap Financial SBIC, LP (“Midcap”), pursuant to which Midcap made a $10.0 million loan (the “Midcap Loan”) to the Company.  Proceeds from the Midcap Loan were used to repay the entire outstanding principal and end of term charge due to Hercules.  The MidCap Credit Agreement matures on October 3, 2016 and the loan bears interest at an annual rate equal to 9.75%.  Interest and principal are payable in cash on a monthly basis beginning May 1, 2013.  The loan is secured by a pledge of substantially all assets of the Company, excluding intellectual property as well as the Cash Security Account (see further discussion below).  In conjunction with the Midcap Loan, the Company issued a warrant to purchase 73,529 shares of its common stock, at an exercise price of $5.44 per share.  The warrant is immediately exercisable and expires on October 3, 2016. The Company estimated the fair value of this warrant using the Black-Scholes option valuation model with the following assumptions: expected term of 3.5 years, a risk-free interest rate of 0.39%, expected volatility of 124% and 0% expected dividend yield. At June 30, 2013, this warrant remained outstanding and exercisable.

The Company applied the relative fair value method to allocate the $10.0 million proceeds received under the MidCap Credit Agreement between the loan and warrant.  The initial carrying amount assigned to the loan was $9.7 million and was recorded as Notes payable—net of discount on the Company’s balance sheet. The fair value allocated to the warrant of $280,000 was recorded as an increase to additional paid-in capital in the Company’s balance sheet.  The resulting $280,000 discount from the $10.0 million par value of the loan is amortized as an additional interest expense over the term of the loan using the effective interest rate method.

        On April 3, 2013, the Company entered into a Loan and Security Agreement (the “Square 1 Loan Agreement”) with Square 1 Bank, pursuant to which Square 1 Bank made a $10.0 million loan to the Company. The proceeds of such loan are used exclusively to fund a cash security account (the “Cash Security Account”) at Square 1 Bank.  The term loan under the Square 1 Loan Agreement matures on April 3, 2017 and bears interest at an annual rate equal to 1.00%.  Interest is payable in cash on a monthly basis starting May 1, 2013 and the principal is payable in lump sum upon maturity of the term loan.  However, the Company may prepay the principal in whole or in part from time to time without penalty or premium.  The Square 1 Loan Agreement contains customary representations and warranties and certain affirmative and negative covenants including, among other things, maintenance of a balance in the Cash Security Account of not less than the lesser of (a) $10.0 million and (b) the aggregate amount all debt, principal, interest and other amounts owed to Square 1 Bank in the Cash Security Account, and restrictions on mergers.  The loan under the Square 1 Term Loan Agreement is not guaranteed by any of the Company’s existing subsidiaries, nor have any existing subsidiaries of the Company pledged any of their assets to secure the loan.

In connection with the Midcap and Square 1 Agreements, the Company incurred note issuance costs of approximately $298,000, which are recorded as long-term assets on the Company’s balance sheet. The note issuance costs are being amortized to interest expense over the term of the Loan Agreements using the effective interest rate method.

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

In February 2010, the Company’s Registration Statement on Form S-1 was declared effective for its IPO, pursuant to which the Company sold 750,000 shares of its common stock at a public offering price of $56.00 per share. The Company received net proceeds of approximately $37.1 million from this transaction. Concurrent with the closing of the IPO, the Company received an aggregate of $17.1 million from the issuance of 324,847 shares of its common stock to certain of its investors pursuant to a common stock purchase agreement.

In April 2010, the Company sold 75,561 shares of common stock pursuant to the exercise of the underwriters’ over-allotment option in connection with the Company’s IPO and received net proceeds of approximately $4.0 million.

In September 2010, the Company completed a private placement transaction with certain accredited investors pursuant to which the Company sold an aggregate of 1,312,492 units at a purchase price of $24.00 per unit, with each unit consisting of one share of common stock and a warrant to purchase an additional 0.40 shares of common stock. Each warrant is exercisable in whole or in part at any time until September 24, 2015 at a per share exercise price of $26.40, subject to certain adjustments as specified in the warrant. The Company received net proceeds of approximately $29.1 million.

In June 2011, the Company utilized its shelf registration statement to sell 958,333 shares of its common stock at $60.00 per share. The Company received net proceeds of approximately $54.0 million.

In January 2012, the Company filed a shelf registration statement with the SEC under which the Company may issue up to $100.0 million in shares of common stock, preferred stock, debt securities and/or warrants.  In July 2012, the Company utilized its shelf registration statement to sell 4,125,000 shares of its common stock at $8.00 per share.  In addition, the Company sold 618,750 shares at a price of $8.00 per share pursuant to the underwriters’ option to purchase additional shares, resulting in a total public offering of 4,743,750 shares.  The Company received net proceeds of approximately $35.6 million.  In January 2013, the Company issued 7,575,757 shares at $5.28 per share pursuant to the shelf registration statement in an initial closing of a public offering, followed by 1,136,362 shares in a second closing in February 2013, raising net proceeds of approximately $43.0 million.

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

        Upon executing the agreement, LPC made an initial purchase of $2.0 million worth of common stock from Anthera at a purchase price of $5.18 per share. Thereafter, on any business day and as often as every other business day over the 24-month term of the Purchase Agreement, the Company may direct LPC to purchase up to an aggregate amount of an additional $16.5 million (subject to certain limitations) worth of shares of Common Stock.   The Company has the right, from time to time, at its sole discretion and subject to certain conditions, to direct LPC to purchase up to 62,500 shares of Common Stock for a total amount not exceeding $500,000.  In addition, the Company may direct LPC to purchase additional amounts as accelerated purchases if on the date of a regular purchase the closing sale price of the Common Stock is not below $5.20 per share. As of June 30, 2013, no share had been issued pursuant to this agreement other than the initial purchase of $2.0 million.

8.  SHARE-BASED COMPENSATION PLANS

Option Plans

On March 25, 2013, the Company’s board of directors adopted the 2013 Stock Option and Incentive Plan (the “2013 Plan”), which was also approved by the Company’s stockholders at its annual general meeting on May 16, 2013.  The Company initially reserved 1,750,000 shares of its common stock for the issuance of awards under the 2013 Plan, plus all shares remaining available for grant under the Company’s 2010 Plan, plus any additional shares returned under the 2010 Plan or 2013 Plan as a result of the cancellation, forfeiture or other termination (other than by exercise) of awards issued pursuant to the 2010 Plan or 2013 Plan, subject in all cases to adjustment including reorganization, recapitalization, reclassification, stock dividend, stock split, reverse stock split or other similar change in the Company’s capital stock.  Of the shares of common stock reserved for issuance under the 2013 Plan, no more than 750,000 shares will be issued to any individual participant as incentive options, non-qualified options or stock appreciation rights during any calendar year.  The 2013 Plan permits the granting of incentive and non-statutory stock options, restricted and unrestricted stock awards, restricted stock units, stock appreciation rights, performance share awards, cash-based awards and dividend equivalent rights to eligible employees, directors and consultants.  The option exercise price of an option granted under the 2013 Plan may not be less than 100% of the fair market value of a share of the Company’s common stock on the date the stock option is granted.  Options granted under the 2013 Plan have a maximum term of 10 years and generally vest over four years. In addition, in the case of certain large stockholders, the minimum exercise price of incentive options must equal 110% of fair market value on the date of grant and the maximum term is limited to five years. Subject to overall Plan limitations, the maximum aggregate number of shares of common stock that may be issued in the form of incentive options shall not exceed 6,250,000 shares of common stock.

The 2013 Plan does not allow the option holders to exercise their options prior to vesting.

The terms of awards granted during the three and six months ended June 30, 2013 and the methods for determining grant date fair value of the awards were consistent with those described in the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

The following table summarizes stock option activity under the Company’s share-based compensation plans for the six months ended June 30, 2013 (in thousands except share and per share amounts):

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Balance at December 31, 2012	300,468	$24.15	2.30	$0
Granted	2,001,625	$4.88	—	—
Exercised	—	$—	—	—
Cancelled and expired	(328,389)	$18.71
Balance at June 30, 2013	1,973,704	$5.51	9.46	$70
Vested at June 30, 2013	150,875	$12.76	5.08	$70
Vested and expected to vest at June 30, 2013	1,973,704	$5.51	9.46	$70

The intrinsic value of stock options represents the difference between the exercise price of stock options and the market price of our stock on that day for all the options that are in the money.

As of June 30, 2013, there were 734,639 shares available for future issuance under the 2013 Plan.

2010 Employee Stock Purchase Plan

Effective July 2010, under the terms of the ESPP, eligible employees of the Company may authorize the Company to deduct amounts from their compensation, which amounts are used to enable the employees to purchase shares of the Company’s common stock. The Company initially reserved 12,500 shares of common stock for issuance thereunder plus on January 1, 2011 and each January 1 thereafter, the number of shares of stock reserved and available for issuance under the Plan shall be cumulatively increased by the lesser of (i) one percent (1%) of the number of shares of common stock issued and outstanding on the immediately preceding December 31 or (ii) 31,250 shares of common stock. On January 1, 2013, in accordance with the ESPP’s annual increase provisions, the authorized shares in the ESPP increased by 31,250.

The purchase price per share is 85% of the fair market value of the common stock as of the first date or the ending date of the applicable semi-annual purchase period, whichever is less. Purchases are generally made on the last trading day of each June and December.  There were 13,904 shares issued under the ESPP during the six months ended June 30, 2013. As of June 30, 2013, 78,930 shares were available for future purchase under the ESPP.

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

The following table summarizes activity related to our restricted stock units and awards:

	Shares	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Life in Years
Outstanding at December 31, 2012	28,106	$43.04	0.71
RSUs granted	53,584	$5.12
RSUs released	(36,774)	$24.28
RSU forfeitures and cancellations	(1,874)	$42.88
Outstanding at June 30, 2013	43,042	$11.87	0.82

RSUs are converted into common stock upon vesting. Upon the vesting of RSUs, the Company offers the use of the net share settlement approach and withholds a portion of the shares issued to the employee by the corresponding whole number share value, if required. The number and the value of the shares netted for employee taxes are summarized in the table below (in thousands, except share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Shares withheld	748	1,613	2,150	1,909
Fair value of shares withheld	$3	20	$11	34

9. STOCK-BASED COMPENSATION

Compensation expense for stock options and stock purchase rights granted is based on the grant date fair value and is recognized over the vesting period of the applicable option on a straight-line basis. The estimated grant date fair values of employee stock options and stock purchase rights were calculated using the Black-Scholes option pricing model. Option pricing models require the input of subjective assumptions and these assumptions can vary over time. There were 1,957,750 shares of stock option granted in the three and six months period ended June 30, 2013, the assumptions used to calculate the estimated grant date fair values of employee stock options and stock purchase rights were as follows:

Stock Option Plans
	Three Months Ended June 30,		Six Months Ended June 30,		Period from September 9, 2004 (Date of Inception) to June 30,
	2013	2012	2013	2012	2013
Expected Volatility	85%	65%	85%	66%	82%
Dividend Yield	0%	0%	0%	0%	0%
Risk-Free Interest Rate	0.62%	1.02%	0.62%	1.30%	1.11%
Expected Term (years)	4.0	6.25	4.0	6.25	4.48

ESPP
	Three Months Ended June 30,		Six Months Ended June 30,		Period from September 9, 2004 (Date of Inception) to June 30,
	2013	2012	2013	2012	2013
Expected Volatility	126.34%	84%	126.34%	84%	99.30%
Dividend Yield	0%	0%	0%	0%	0%
Risk-Free Interest Rate	0.11%	0.07%	0.11%	0.19%	0.13%
Expected Term (years)	0.5	0.5	0.5	0.5	0.47

Compensation cost for stock options is based on the grant-date fair value and is recognized over the vesting period of the applicable option on a straight-line basis.  The estimated per share weighted-average fair values of stock options granted were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,		Period from September 9, 2004 (Date of Inception) to June 30,
	2013	2012	2013	2012	2013
Estimated per share weighted- average fair value	$2.97	$8.54	$2.97	$10.52	$4.96

RSUs

In June 2011, the Company amended the 2010 Plan to allow individuals who had received RSUs to net share settle in excess of the minimum statutory withholding amount for taxes. In accordance with guidance issued by the FASB, this modification resulted in the RSUs being classified as a liability, and the subsequent change in fair value to be recorded as expense. The unsettled RSUs are remeasured at each reporting date and will continue to be remeasured until they are fully vested in approximately 0.93 year. Any changes in valuation are recorded as compensation expense for the period. As of June 30, 2013, the liability related to the unsettled awards is not material.

Total stock-based compensation expense for equity awards recognized was as follows (in thousands):
	Three Months Ended June 30,		Six Months Ended June 30,		Period from September 9, 2004 (Date of Inception) to June 30,
	2013	2012	2013	2012	2013
Research and development	$95	$155	$996	$240	$3,053
General and administrative	168	178	964	426	3,627
Total stock-based compensation	$263	$333	$1,959	$666	$6,680

Stock based compensation expense in the six month period ended June 30, 2013 includes a one-time charge of approximately $1.5 million associated with the voluntary surrender of stock options by our employees. As of June 30, 2013, there was $6.6 million of unrecognized compensation expense related to options. The unrecognized compensation expense will be amortized on a straight-line basis over a weighted-average remaining period of 3.59 years.

10. SUBSEQUENT EVENTS

On July 15, 2013, the Company effectuated a one-for-eight reverse split of its outstanding common stock.  As a result of the reverse split, every eight shares of the Company’s outstanding common stock were converted into one outstanding share of common stock, resulting in a reduction of its total common stock issued and outstanding from approximately 152, 921,768 shares to 19,115,189 shares. The reverse split affected all holders of the Company’s common stock equally. The par value of the Company’s common stock remains unchanged at $0.001 per share and the number of authorized shares of common stock was reduced from 195,000,000 to 100,000,000 after the reverse split. The number of authorized shares of preferred stock and par value remained unchanged at 5,000,000 shares and $0.001 per share, respectively.

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

Overview

        We are a biopharmaceutical company focused on developing and commercializing products to treat serious diseases associated with inflammation and autoimmune diseases. Our Phase 3 ready product candidate, blisibimod, targets elevated levels of B-cell activating factor, or BAFF, which has been associated with a variety of B-cell mediated autoimmune diseases, including system lupus erythematosus (SLE), or lupus, IgA nephropathy, lupus nephritis, vasculitis, idiopathic thrombocytopenia purpura, and others.

         Blisibimod is a peptibody antagonist of the BAFF cytokine that is initially being developed as a treatment for lupus. B lymphocyte stimulator (BlyS), also known as B-cell activating factor, or BAFF, is a tumor necrosis family member and is critical to the development, maintenance and survival of B-cells and Plasma cells. It is primarily expressed by macrophages, monocytes and dendritic cells and interacts with three different receptors on B-cells and Plasma cells including BAFF receptor, or BAFF-R, B-cell maturation, or BCMA, and transmembrane activator and cyclophilin ligand interactor, or TACI. The BAFF-R receptor is expressed primarily on peripheral B-cells.

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

          In June and July 2012, we announced results from our Phase 2b PEARL-SC clinical study in patients with SLE. In September 2012, we completed the End of Phase 2 discussions with the FDA and announced our intention to advance blisibimod into Phase 3 clinical trials for patients with SLE. The Phase 3 studies (CHABLIS-SC1 and CHABLIS-SC2) are planned to be multicenter, placebo-controlled, randomized, double-blind studies designed to evaluate the efficacy, safety, tolerability and immunogenicity of blisibimod in patients with clinically active SLE (SELENA-SLEDAI > 10) who require corticosteroid therapy in addition to standard-of-care for treatment of their disease. Each study will randomize approximately 400 patients to receive either 200mg of blisibimod or placebo for 52 weeks. As agreed with the FDA, the primary endpoint of the Phase 3 studies will be clinical improvement in the SRI-8 response at 52 weeks. We plan to conduct periodic interim analyses during the course of the CHABLIS-SC1 study to ensure the accuracy of our estimates. In March 2013, we announced the initiation of the Phase 3 CHABLIS-SC1 study. Enrollment target for the first 100 patients in the Phase 3 CHABLIS-SC1 study is expected in the second half of 2013 with the interim data analyses results expected in the second half of 2014.  Following our initial interim analysis of clinical data from the CHABLIS-SC1 study we plan to initiate patient enrollment in our second Phase 3 clinical study, CHABLIS-SC2.

        Results from the Phase 2b PEARL-SC study that was completed in 2012 showed a statistically significant treatment reduction in proteinuria in both the pooled blisibimod treatment group and the 200mg weekly blisibimod treatment group. In June 2013, we announced the initiation of our BRIGHT-SC Phase 2 proof-of-concept study for the treatment of IgA nephropathy. BRIGHT-SC, our first orphan indication for the treatment renal disease will serve as our initial catalyst for a Phase 3 path in renal diseases with blisibimod. We intend to enroll approximately 48 patients with biopsy-proven IgAN who have proteinuria greater than one gram per 24 hours and are receiving standard of care. Patients are planned to receive high dose blisibimod or placebo for 8 weeks, the induction phase, followed by 24 weeks, the maintenance phase, of 200mg weekly blisibimod or placebo. The primary endpoint of the BRIGHT-SC study will be improvements in proteinuria versus placebo after 32 weeks. We plan to conduct an interim analysis after the eight-week induction phase to determine effects of blisibimod on proteinuria. Enrollment target for the 48 patients is expected to be completed in the second half of the year with the interim data analyses results in the first quarter of 2014. In May 2013, we met with the FDA to discuss the future of the IgA nephropathy development plan. The FDA concurred with our use of proteinuria as the primary endpoint for the BRIGHT SC study.

        We were incorporated and commenced operations in September 2004. Since our inception, we have generated significant losses. As of June 30, 2013, we had an accumulated deficit of approximately $276.2 million. In January 2012, Anthera Pharmaceuticals, Limited, a wholly-owned subsidiary, was incorporated in Ireland. The establishment of this subsidiary was part of the Company’s ongoing growth activities and strategic plan. As of the date of this filing, we have never generated any revenue and have generated only interest income from cash and cash equivalents and short-term investments. We expect to incur substantial losses for at least the next several years as we pursue the development and commercialization of our product candidates.

         As of June 30, 2013, we have funded our operations through equity offerings, private placements of convertible debt and debt financings, raising net proceeds of approximately $324.5 million. We will need substantial additional financing to continue to develop our product candidates, obtain regulatory approvals and to fund operating expenses, which we will seek to raise through public or private equity or debt financings, collaborative or other arrangements with third parties or through other sources of financing. We cannot assure you that such funds will be available on terms favorable to us, if at all. In addition to the normal risks associated with development-stage companies, we may never successfully complete development of any of our product candidates, obtain adequate patent protection for our technology, obtain necessary government regulatory approval for our product candidates or achieve commercial viability for any approved product candidates. In addition, we may not be profitable even if we succeed in commercializing any of our product candidates.

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

The following table shows our total research and development expenses for the three and six months ended June 30, 2013 and June 30, 2012 and for the period from September 9, 2004 (Date of Inception) through June 30, 2013 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,		For the Period September 9, 2004 (Date of Inception) to June 30,
	2013	2012	2013	2012	2013
Allocated costs:
Varespladib	$(193)	$5,149	$249	$16,324	$113,946	(1)(2)
Blisibimod	4,559	8,439	7,327	13,271	75,747	(3)
Varespladib sodium	—	6	—	51	6,680
Unallocated costs	899	1,271	2,618	2,957	29,102
Total development	$5,265	$14,865	$10,194	$32,603	$225,475

(1)	Includes milestone payments of $3.5 million pursuant to amendments to the license agreements with each of Eli Lilly and Shionogi & Co. Ltd.

(2)	Includes license fees of $4.0 million pursuant to a license agreement with each of Eli Lilly and Shionogi & Co. Ltd., which were paid in cash and shares of preferred stock in 2006.

(3)	Includes a one-time license initiation fee of $6.0 million pursuant to a license agreement with Amgen.

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

Results of Operations

Comparison of the three months ended June 30, 2013 and 2012

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended June 30, 2013 and 2012 (in thousands, except percentages):

	Three Months Ended June 30,
	2013	2012	$ Change	% Change
Research and development expenses	$5,265	$14,865	$(9,600)	(65)%

Research and development expenses decreased during the three months ended June 30, 2013 from the same period in 2012 primarily due to decreased direct and indirect clinical study costs as the Company focuses on the development of blisibimod for systemic lupus erythematosus, or lupus, and IgA nephropathy, an orphan disease. The Company also experienced lower manufacturing spending as manufacturing of blisibimod for patient dosing in the on-going clinical studies was completed in 2012.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended June 30, 2013 and 2012 (in thousands, except percentages):

	Three Months Ended June 30,
	2013	2012	$ Change	% Change
General and administrative expense	$1,688	$1,799	$(111)	(6)%

General and administrative expenses decreased during the three months ended June 30, 2013 from the same period in 2012 primarily due to reduced spending on consulting and professional services and reflects the Company's ongoing cost reduction efforts.

Other Income (Expense)

The following table summarizes our other income (expense) for the three months ended June 30, 2013 and 2012 (in thousands, except percentages):

	Three Months Ended June 30,
	2013	2012	$ Change	% Change
Other income (expense)	$(6)	$(28)	$(22)	(79)%
Interest expense	(1,322)	(908)	$(414)	46%
Total other income (expense)	$(1,328)	$(936)	$(392)	(42)%

Other expense decreased during the three months ended June 30, 2013 from the same period in 2012 primarily due net gain realized from foreign currency exchange fluctuations in connection with payments made to oversea vendors.  The increase in interest expense during the three months ended June 30, 2013 as compared to the same period in 2012 is primarily due to the Company’s payment of the Loan Agreement with Hercules loan in April 2013, which trigged full recognition of an end of term charge as well as unamortized debt issuance cost.

Comparison of the six months ended June 30, 2013 and 2012

Research and Development Expenses

The following table summarizes our research and development expenses for the six months ended June 30, 2013 and 2012 (in thousands, except percentages):

	Six Months Ended June 30,
	2013	2012	$ Change	% Change
Research and development expenses	$10,194	$32,603	$(22,409)	(69)%

Research and development expenses decreased during the six months ended June 30, 2013 from the same period in 2012 primarily due to decreased CRO, central laboratory, and investigator expense of approximately $19.6 million as a direct result of the termination of our Phase 3 clinical study with varespladib for cardiovascular disease in March 2012.  Furthermore, manufacturing activities for our Phase 2 clinical study of blisibimod was substantially completed by December 2011 and all patients completed dosing by June 2012, which contributed to the decrease in manufacturing expenses by approximately $1.2 million in the six month period ended June 30, 2013 in comparison to the same period in the prior year.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the six months ended June 30, 2013 and 2012 (in thousands, except percentages):

	Six Months Ended June 30,
	2013	2012	$ Change	% Change
General and administrative expense	$3,660	$4,121	$(461)	(11)%

General and administrative expenses decreased during the six months ended June 30, 2013 from the same period in 2012 primarily due to spending on consulting and professional services and reflects the Company's ongoing cost reduction efforts.

Other Income (Expense)

The following table summarizes our other income (expense) for the six months ended June 30, 2013 and 2012 (in thousands, except percentages):

	Six Months Ended June 30,
	2013	2012	$ Change	% Change
Other income (expense)	$19	$(38)	$57	(150)%
Interest expense	(2,026)	(1,751)	$(275)	16%
Total other income (expense)	$(2,007)	$(1,789)	$(218)	12%

Other income decreased during the six months ended June 30, 2013 from the same period in 2012 primarily due to net gain realized from foreign currency exchange fluctuations in connection with payments made to oversea vendors.  The increase in interest expense during six months ended June 30, 2013 as compared to the same period in 2012 is primarily due to the Company’s payment of the Loan Agreement with Hercules in April 2013, which trigged full recognition of an end of term charge as well as unamortized debt issuance cost.

Liquidity and Capital Resources

To date, we have funded our operations primarily through private placements of preferred stock and common stock, convertible debt, debt financings, and our IPO raising net proceeds of approximately $324.5 million.

Cash, cash equivalents and short-term investments consist of the following (in thousands):

	June 30, 2013	December 31, 2012
Cash and cash equivalents	$37,304	$19,431
Short-term investments	1,142	5,322
Total	$38,446	$24,753

Our principal liquidity requirements are primarily to meet our working capital needs, support ongoing business activities, research and development, principal payments on our debt and our capital expenditure needs.

In January 2012, we filed a universal shelf registration statement with the SEC on Form S-3 (File No. 333-179043) for the proposed offering from time to time of up to $100.0 million of our securities, including common stock, preferred stock, debt securities and/or warrants. In July 2012, we issued 4,743,750 shares at $8.00 per share pursuant to the shelf registration, raising net proceeds of approximately $35.6 million.  In January 2013, we issued 7,575,757 shares at $5.28 per share pursuant to the shelf registration statement in an initial closing of a public offering, followed by 1,136,363 shares in a second closing in February 2013, raising net proceeds of approximately $43.0 million. We may issue securities in the future based on market conditions or other circumstances.

On November 8, 2012, we entered into an At Market Issuance Sales Agreement (the “Agreement”) with MLV & Co. LLC (“MLV”), to create an at-the-market equity program under which the Company from time to time may offer and sell shares of its common stock, par value $0.001 per share, having an aggregate offering price of up to $25.0 million (the “Shares”) through MLV, as agent. We did not sell any shares of our common stock pursuant to the Agreement, which was terminated January 24, 2013. This facility is no longer available for use.

 In April 2013, we entered into an $18.5 million common stock purchase agreement with LPC. Upon executing the agreement, LPC made an initial purchase of $2.0 million of common stock at a purchase price of $5.18 per share. Thereafter, on any business day and as often as every other business day over the 24-month term of the Purchase Agreement, we may direct LPC to purchase up to an aggregate amount of an additional $16.5 million (subject to certain limitations) of shares of Common Stock.   We have the right, from time to time, at our sole discretion and subject to certain conditions to direct LPC to purchase up to $500,000 worth of shares of Common Stock. In addition, we may direct LPC to purchase additional amounts as accelerated purchases if on the date of a regular purchase the closing sale price of the Common Stock is not below $5.20 per share.

In April 2013, we filed a universal shelf registration statement with the SEC on Form S-3 (File No. 333-187780) for the proposed offering from time to time of up to $100.0 million of our securities, including common stock, preferred stock, debt securities and/or warrants.  No shares have been issued pursuant to the shelf registration statement as of the date of this report.

Our cash flow from continuing operations during the six months ended June 30, 2013 and 2012 consist of the following (in millions):

	Six Months Ended June 30,
	2013	2012
Net cash (used in) provided by operating activities	$(19.8)	$(44.4)
Net cash (used in) provided by investing activities	(5.8)	(0.8)
Net cash provided by financing activities	43.5	0.1
Effect of exchange rate on cash	(0.01)	(0.06)
Total	$(17.9)	$(45.2)

  During the six months ended June 30, 2013 and 2012, our operating activities used cash of $19.8 million and $44.4 million, respectively, primarily resulting from our net losses and changes in our working capital accounts adjusted for non cash items including stock based compensation. The decrease in cash used in during the six months ended June 2013 as compared to 2012 was primarily due to reduced spending on clinical development activities as we shifted our development resource to our blisibimod program after the termination of the varespladib program.

        During the six months ended June 30, 2013, cash used in investing activities was $5.8 million, as compared to cash used in investing activities of $0.8 million during the same period in 2012.   Our investing activities consisted primarily of purchases and maturities of short term investments.

During the six months ended June 30, 2013, financing activities provided cash of $43.5 million which was primarily derived from proceeds received from our public offering of common stock in the first quarter of 2013 from which we raised net proceeds of $43.0 million; proceeds of $2.0 million from the issuance of shares to Lincoln Park Capital pursuant to an equity purchase agreement executed in April 2013, and net proceeds of $19.9 million from refinancing the Hercules loan with new debt arrangements with MidCap and Square 1 Bank. Total raise was offset by principal repayment and end of term charge of $18.5 million made to Hercules as a result of paying off the Hercules notes payable.

Contractual Obligations and Commitments

        We have lease obligations consisting of an operating lease for our operating facility that expires September 2014, for office space, and an office equipment lease that expired in June 2013.

On March 25, 2011, we entered into a Loan Agreement with Hercules. Under the terms of the Loan Agreement, we borrowed $25.0 million at an interest rate of the higher of (i) 10.55% or (ii) 7.30% plus the prime rate as reported in the Wall Street Journal, and issued to Hercules a secured term promissory note evidencing the loan. The loan was secured by the Company’s assets, excluding intellectual property. We made interest only payments for the initial 15 months and thereafter, the loan was being repaid in monthly installments of approximately $1.0 million, at the initial interest rate. We were also obligated to pay an end of the term charge of $0.9 million, which is being expensed over the term of the Loan Agreement using the effective interest rate method, the loan was fully repaid in April 2013 and the unamortized end of term charge was fully expensed in the current period.

In April 2013, we entered two new borrowing agreements with Midcap Financial and Square 1 Bank for an aggregate of $20.0 million.  We used the proceeds from the new loans to pay off the outstanding principal balance and end of term charge owed to Hercules.

The following table summarizes our estimated scheduled future minimum contractual obligations and commitments to Midcap Financial and Square 1 Bank as of June 30, 2013:

Payments Due by Period	Less than 1 year	1 - 3 years	3-5 years	Total
Notes payable	$2,857	$16,666	$—	$19,523
Interest on notes payable	914	1,085	—	1,999
Facility and equipment lease	229	58	—	287
Total	$4,000	$17,809	$—	$21,809

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

As of the date of this report, we believe our existing unrestricted cash, cash equivalents and short-term investments will enable us to meet our obligations and sustain our operations through at least the next 12 months. However, we may require significant additional funds earlier than we currently expect to conduct additional or extended clinical studies and seek regulatory approval of our product candidate. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidate, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical studies.

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

Recent Accounting Pronouncements

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. There was no material impact on the our financial statements as a result of the adoption of ASU No. 2013-02 in the three and six months period ended June 30, 2013.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. We are exposed to market risk related to fluctuations in interest rates, market prices, and foreign currency exchange rates. However, since a majority of our investments are in short-term certificates of deposit, FDIC-insured corporate bonds and money market funds, we do not believe we are subject to any material market risk exposure. As of June 30, 2013, we did not have any material derivative financial instruments. The fair value of our marketable securities, including those included in cash equivalents, short-term investments and restricted cash, was $48.4 million as of June 30, 2013.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.  An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Principal Accounting Officer and Senior Vice President, Finance & Administration, of the effectiveness of the Company’s disclosure controls and procedures.  Based on that evaluation, the CEO and  the Principal Accounting Officer and Senior Vice President, Finance & Administration have concluded that as of June 30, 2013, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed was accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the second quarter 2013 that has materially affected, or is reasonably likely to affect materially, the Company’s internal control over financial reporting.

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

       We are a development stage company with only eight years of operating history. We have focused primarily on developing our three product candidates, blisibimod, varespladib and varespladib sodium. The two latter product candidates were terminated in March 2012. We have financed our operations exclusively through equity offerings, private placements of convertible debt, and debt financings and we have incurred losses in each year since our inception in September 2004. As of June 30, 2013, we had an accumulated deficit of approximately $276.2 million. Substantially all of our losses resulted from costs incurred in connection with our product development programs and from general and administrative costs associated with our operations.

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

We may not be able to obtain any licenses or other rights to patents, technology or know-how from third parties necessary to conduct our business as described in this report and such licenses, if available at all, may not be available on commercially reasonable terms. Any failure to obtain such licenses could delay or prevent us from developing or commercializing a product candidate or a proposed product candidate, which would harm our business. Litigation or other proceedings such as patent interferences, oppositions, reexaminations, or post-grant reviews may be necessarily brought against third parties, as discussed below, to enforce any of our patents or other proprietary rights or to determine the scope and validity or enforceability of the proprietary rights of such third parties.

Litigation and other proceedings regarding patents, patent applications and other proprietary rights may be expensive and time consuming. If we are involved in such litigation or other proceedings, it could cause delays in bringing product candidates to market and harm our ability to operate.

Our commercial success will depend in part on our ability to manufacture, use, sell and offer to sell our product candidates and proposed product candidates without infringing patents or other proprietary rights of third parties. Although we are not currently aware of any litigation or other proceedings or third-party claims of intellectual property infringement related to our product candidates, the pharmaceutical industry is characterized by extensive litigation regarding patents and other intellectual property rights. Other parties may obtain patents in the future and allege that the use of our technologies infringes these patent claims or that we are employing their proprietary technology without authorization. Likewise, third parties may challenge or infringe upon our or our licensors’ existing or future patents. In addition, our patents or patents applications or those of others could be subject to other proceedings such as patent interferences, oppositions, reexaminations, or post-grant reviews.

Litigation and other proceedings involving our patents or patent applications or those of others could result in adverse decisions regarding the patentability of our inventions relating to our product candidates or the enforceability, validity or scope of protection offered by our patents relating to our product candidates.

Even if we are successful in these proceedings, we may incur substantial costs and divert management time and attention in pursuing these proceedings. If we are unable to avoid infringing the patent rights of others, we may be required to seek a license, defend an infringement action or challenge the validity of the patents in court. Patent litigation is costly and time-consuming. We may not have sufficient resources to bring such actions to a successful conclusion. In addition, if we do not obtain a license, develop or obtain non-infringing technology, fail to defend an infringement action successfully or have our patents declared invalid, we may incur substantial monetary damages; encounter significant delays in bringing our product candidates to market; or be precluded from participating in the manufacture, use or sale of our product candidates or methods of treatment requiring licenses.

Risks Related to the Securities Markets and Investment in Our Common Stock

If we fail to maintain compliance with the listing requirements of The NASDAQ Global Market, we may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted.

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

On July 15, 2013, we effectuated a 1-for-8 reverse stock split of our common stock.  As a result of the reverse split, every eight shares of the Company’s authorized and outstanding common stock were converted into one authorized and outstanding share of common stock.  On July 30, 2013, we were notified that we had regained compliance with the minimum closing bid requirement for continued inclusion under Listing Rule 5450(a)(1).

This reverse stock split may not prevent our common stock from dropping back down below The NASDAQ Global Market minimum closing bid price requirement in the future. It is also possible that we would otherwise fail to satisfy another NASDAQ Global Market requirement for continued listing of our common stock.

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

As of June 30, 2013, there were 19,115,189 shares of our common stock outstanding.  In addition, as of June 30, 2013, we had a total of 2,016,743 shares of outstanding options, and restricted stock units, that if exercised or released, will result in these additional shares becoming available for sale. A large portion of these shares and outstanding equity awards are held by a small number of persons and investment funds. Sales by these stockholders or option holders of a substantial number of shares could significantly reduce the market price of our common stock. Moreover, certain holders of shares of common stock will have rights, subject to some conditions, to require us to file registration statements covering the shares they currently hold, or to include these shares in registration statements that we may file for ourselves or other stockholders.

In addition, at June 30, 2013, the Company had reserved the following shares for future issuance:

Common stock warrants outstanding	675,006
Common stock options available for future grant under stock option plans	734,639
Common stock shares available for future purchase under the ESPP	78,930
Total	1,488,575

These shares can be freely sold in the public market upon issuance. If a large number of these shares are sold in the public market, the sales could reduce the trading price of our common stock.

We filed a universal shelf registration statement with the SEC on Form S-3 (File No. 333-179043) on January 17, 2012, which was declared effective on January 24, 2012, for the proposed offering from time to time of up to $100.0 million of our securities, including common stock, preferred stock, debt securities and/or warrants. In July 2012, we issued 4,743,750 shares at $8.00 per share pursuant to the shelf registration, raising net proceeds of approximately $35.6 million. In January 2013, we issued 7,575,757 shares at $5.28 per share pursuant to the shelf registration at an initial closing of a public offering, followed by 1,136,362 at a second closing in February 2013, raising net proceeds of approximately $43.0 million.

On November 8, 2012, we entered into an At Market Issuance Sales Agreement (the “Agreement”) with MLV & Co. LLC (“MLV”), to create an at-the-market equity program under which the Company from time to time may offer and sell shares of its common stock, par value $0.001 per share, having an aggregate offering price of up to $25 million (the “Shares”) through MLV, as agent. We did not sell any shares of our common stock pursuant to the Agreement, which was terminated effective January 24, 2013. This facility is no longer available for use.

In April 2013, we entered into an $18.5 million common stock purchase agreement with LPC. Upon executing the agreement, LPC made an initial purchase of $2.0 million worth of common stock at a purchase price of $5.18 per share. Thereafter, on any business day and as often as every other business day over the 24-month term of the Purchase Agreement, we may direct LPC to purchase up to an aggregate amount of an additional $16.5 million (subject to certain limitations) worth of shares of Common Stock.   We have the right, from time to time, at our sole discretion and subject to certain conditions to direct LPC to purchase up to $500,000 worth of shares of Common Stock. In addition, we may direct LPC to purchase additional amounts as accelerated purchases if on the date of a regular purchase the closing sale price of the Common Stock is not below $5.20 per share.

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

        Generally, a change of more than 50% in the ownership of a corporation’s stock, by value, over a three-year period constitutes an ownership change for U.S. federal income tax purposes. An ownership change may limit a company’s ability to use its net operating loss carryforwards attributable to the period prior to such change. We incurred an ownership change within the meaning of Section 382 ownership of the Internal Revenue Code during 2012 and as such, our net operating loss carryforward are limited. In addition, the pre-change research & development tax credits have also been limited for federal tax purposes. If we earn net taxable income, our ability to use our pre-change net operating loss carryforwards to offset U.S. federal taxable income will be subject to limitations, which will result in increased future tax liability to us.

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

3.2
Certificate of Amendment to the Fifth Amended and Restated Certificate of Incorporation (filed as Annex A to the registrant’s Definitive Proxy Statement on Schedule 14A, filed with the SEC August 20, 2012 and incorporated herein by reference).

3.3
Certificate of Amendment to the Fifth Amended and Restated Certificate of Incorporation (filed as Annex A to the registrant’s Definitive Proxy Statement on Schedule 14A filed with the SEC on April 5, 2013 and incorporated herein by reference).

3.4	Amended and Restated Bylaws (filed as Exhibit 3.7 to the registrant’s Registration Statement on Form S-1/A (File No. 333-161930) filed with the SEC on February 3, 2010 and incorporated herein by reference).

	10.1	Credit and Security Agreement dated as of April 4, 2013 by and among MidCap Financial SBIC, LP, as administrative agent, the Lenders listed therein, and Anthera Pharmaceuticals, Inc. (filed as Exhibit 10.1 to the registrant’s current report on Form 8-K filed with the SEC on April 5, 2013 and incorporated herein by reference).

	10.2	Warrant to Purchase Common Stock issued to MidCap Financial SBIC, LP (filed as Exhibit 10.2 to the registrant’s current report on Form 8-K filed with the SEC on April 5, 2013 and incorporated herein by reference).

	10.3	Loan and Security Agreement dated as of April 3, 2013, by and between Square 1 Bank and Anthera Pharmaceuticals, Inc. (filed as Exhibit 10.3 to the registrant’s current report on Form 8-K filed with the SEC on April 5, 2013 and incorporated herein by reference).

	10.4	Purchase Agreement, dated as of April 5, 2013, among Anthera Pharmaceuticals, Inc. and the investor named therein (filed as Exhibit 10.4 to the registrant’s current report on Form 8-K filed with the SEC on April 5, 2013 and incorporated herein by reference).

	10.5	2013 Stock Option and Incentive Plan (filed herewith).

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

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

ANTHERA PHARMACEUTICALS, INC.

August 6, 2013	By:	/s/ Paul F. Truex
Paul F. Truex
President and Chief Executive Officer

August 6, 2013	By:	/s/ May Liu
May Liu
Principal Accounting Officer and Senior Vice President, Finance & Administration