Form 10-Q
period 2013-09-30
Anthera Pharmaceuticals Inc
filed 2013-11-14
CIK 1316175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of November 8, 2013, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 19,304,116

ANTHERA PHARMACEUTICALS, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2013

INDEX

Page
Part I — Financial Information	3
Item 1. Financial Statements (unaudited)	3
Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012	3
Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2013 and 2012 and for the period from September 9, 2004 (Date of Inception) to September 30, 2013	4
Consolidated Statements of Comprehensive Loss for the Three and Nine Months Ended September 30, 2013 and 2012 and for the period from September 9, 2004 (Date of Inception) to September 30, 2013	5
Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2013 and 2012 and cumulative period from September 9, 2004 (Date of Inception) to September 30, 2013	6
Notes to Consolidated Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3. Controls and Procedures	26
Part II — Other Information	27
Item 1. Legal Proceedings	27
Item 1A. Risk Factors	27
Item 6. Exhibits	44
Signatures	45
EX-3.1
EX-3.2
EX-3.3
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ANTHERA PHARMACEUTICALS, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
(unaudited)

	September 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$31,561	$19,431
Short-term investments	479	5,322
Prepaid expenses and other current assets	1,145	426
Total current assets	33,185	25,179
Property and equipment — net	901	1,150
Debt issuance costs	249	116
Restricted cash	10,000	—
TOTAL	$44,335	$26,445

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,617	$5,206
Accrued clinical expenses	629	3,374
Accrued liabilities	236	497
Accrued payroll and related costs	328	344
Short term portion of notes payable, net of discount	2,778	9,329
Total current liabilities	5,588	18,750
Notes payable, net of discount	15,792	11,221
Total liabilities	21,380	29,971
Commitments and Contingencies (Note 5)
Stockholders’ equity (deficit)
Common stock, $0.001 par value, 100,000,000 shares authorized; 19,304,116 and 9,893,924 shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	19	10
Additional paid-in capital	304,996	256,859
Accumulated other comprehensive loss	(18)	(17)
Deficit accumulated during the development stage	(282,042)	(260,378)
Total stockholders’ equity (deficit)	22,955	(3,526)
TOTAL	$44,335	$26,445

See accompanying notes to consolidated financial statements.

ANTHERA PHARMACEUTICALS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,		Cumulative Period from September 9, 2004 (Date of Inception) to September 30,
	2013	2012	2013	2012	2013
OPERATING EXPENSES:
Research and development	$4,051	$9,527	$14,245	$42,130	$229,526
General and administrative	1,470	1,594	5,130	5,715	35,920
Total operating expenses	5,521	11,121	19,375	47,845	265,446
LOSS FROM OPERATIONS	(5,521)	(11,121)	(19,375)	(47,845)	(265,446)
OTHER INCOME (EXPENSE):
Other income (expense)	14	(46)	33	(84)	1,533
Interest expense	(296)	(806)	(2,322)	(2,557)	(10,024)
Mark-to-market adjustment of warrant liability	—	—	—	—	(3,796)
Beneficial conversion features	—	—	—	—	(4,309)
Total other income (expense)	(282)	(852)	(2,289)	(2,641)	(16,596)
NET LOSS	$(5,803)	$(11,973)	$(21,664)	$(50,486)	$(282,042)
Net loss per share—basic and diluted	$(0.30)	$(1.38)	$(1.21)	$(7.97)
Weighted-average number of shares used in per share calculation—basic and diluted	19,196,140	8,703,790	17,937,069	6,330,705

See accompanying notes to consolidated financial statements.

ANTHERA PHARMACEUTICALS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,		Cumulative Period from September 9, 2004 (Date of Inception) to September 30,
	2013	2012	2013	2012	2013
Net loss	(5,803)	(11,973)	(21,664)	(50,486)	(282,042)
Unrealized gain (loss) on short term investments, net	(4)	49	(1)	(12)	(18)
Comprehensive loss	$(5,807)	$(11,924)	$(21,665)	$(50,498)	$(282,060)

See accompanying notes to consolidated financial statements.

ANTHERA PHARMACEUTICALS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,		September 9, 2004 (Date of Inception) to September 30,
	2013	2012	2013
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(21,664)	$(50,486)	$(282,042)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	264	243	765
Amortization of premium/(discount) on short-term investments	—	—	56
Realized (gain)/loss on short-term investments and foreign currency exchange rates fluctuation	12	46	(106)
Stock-based compensation expense	2,452	1,052	7,172
Issuance of preferred and common stock for license fee, interest and service	—	—	6,122
Beneficial conversion feature	—	—	4,309
Amortization of discount and deferred interest on convertible notes and notes payable	959	556	3,013
Amortization of debt issuance costs	166	93	706
Mark-to-market adjustment on warrant liability	—	—	3,796
Changes in assets and liabilities:
Prepaid expenses and other assets	(719)	69	(1,146)
Accounts payable	(3,661)	(13,309)	1,736
Accrued clinical expenses	(2,745)	3,179	631
Accrued liabilities	(1,231)	(74)	(996)
Accrued payroll and related costs	(16)	478	301
Net cash used in operating activities	(26,183)	(58,153)	(255,683)

INVESTING ACTIVITIES:
Property and equipment purchases	(15)	(207)	(1,675)
Purchase of short-term investments	—	(5,355)	(55,155)
Proceeds from maturities of short-term investments	4,831	5,624	54,771
Increase in restricted cash	(10,000)	—	(10,000)
Net cash (used in)/provided by investing activities	(5,184)	62	(12,059)

FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes and notes payable, net of issuance costs	19,798	—	70,750
Principal payment against note payable	(21,722)	(2,201)	(26,190)
Net proceeds from issuance of preferred stock	—	—	32,210
Proceeds from issuance of common stock, net of offering costs	45,410	35,575	222,266
Withholding taxes paid on vested restricted stock units	(32)	(35)	(948)
Proceeds from issuance of common stock pursuant to exercise of warrant	—	—	220
Proceeds from issuance of common stock pursuant to employee stock purchase plan and exercise of stock options, net	44	168	1,027
Net cash provided by financing activities	43,498	33,507	299,335

Effect of exchange rates on cash and cash equivalents	(1)	(55)	(32)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	12,130	(24,639)	31,561
CASH AND CASH EQUIVALENTS — Beginning of period	19,431	65,624	—
CASH AND CASH EQUIVALENTS — End of period	$31,561	$40,985	$31,561
NONCASH INVESTING AND FINANCING ACTIVITIES:
Conversion of convertible promissory notes and accrued interest into common stock, Series A-2 convertible preferred stock and Series B-2 convertible preferred stock, including unamortized debt discount	$—	$—	$27,386
Beneficial conversion features	$—	$—	$4,309
Reclassification of issuance costs charged to equity	$—	$—	$3,565

See accompanying notes to consolidated financial statements.

ANTHERA PHARMACEUTICALS, INC.
(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
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

The Company’s activities since inception have consisted principally of acquiring product and technology rights, raising capital, and performing research and development. Accordingly, the Company is considered to be in the development stage as of September 30, 2013, as defined by guidance issued by the Financial Accounting Standards Board (“FASB”). Successful completion of the Company’s development programs and, ultimately, the attainment of profitable operations are dependent on future events, including, among other things, its ability to access potential markets; secure financing; develop a customer base; attract, retain and motivate qualified personnel; and develop strategic alliances. Through September 30, 2013, the Company has funded its operations through equity offerings, private placements of convertible debt and debt financings, raising net proceeds of approximately $325.2 million.

From September 9, 2004 (Date of Inception) through September 30, 2013, the Company had an accumulated a deficit of $282.0 million. During the three and nine month periods ended September 30, 2013, the Company incurred a net loss of $5.8 million and $21.7 million, respectively. Cash used in operating activities was approximately $26.2 million for the nine months ended September 30, 2013.  The Company expects to continue to incur substantial losses and negative cash flows from operations over the next several years during its clinical development phase. As of the date of this report, the Company anticipates its existing cash, cash equivalents, short-term investments, and access to additional capital through an equity purchase agreement are sufficient to fund its near term liquidity needs for at least the next 12 months.

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States, or U.S. GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, which include only normal recurring adjustments necessary to present fairly the Company’s interim consolidated financial information. The results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for the year ending December 31, 2013 or for any other period. The consolidated balance sheet as of December 31, 2012 has been derived from the audited financial statements as of that date but it does not include all of the information and notes required by U.S. GAAP. The accompanying unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission (“SEC”) on March 26, 2013.

On July 15, 2013, the Company effectuated a 1-for-8 reverse split of its outstanding common stock . The par value of the Company’s common stock remains unchanged at $0.001 per share. All references to shares of common stock outstanding and per share data for all periods presented in the accompanying consolidated financial statements and notes thereto have been adjusted to reflect such reverse split.

Significant Accounting Policies

There have been no changes in our significant accounting policies for the three and nine months ended September 30, 2013 as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Restricted Cash

At September 30, 2013, the Company had restricted cash of $10.0 million to fund a cash security account related to its Square 1 Bank Loan Agreement (see Note 6 for further details).  The Company did not have any restricted cash at December 31, 2012.

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

2. NET LOSS PER SHARE

Basic net loss attributable to common stockholders per share is computed by dividing loss attributed to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period. Shares issued during the period and shares reacquired during the period are weighted for the portion of the period that they were outstanding.  The computation of diluted EPS is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. In addition, in computing the dilutive effect of convertible securities, the numerator is adjusted to add back any convertible preferred dividends and the after-tax amount of interest recognized in the period associated with any convertible debt.  The numerator also is adjusted for any other changes in income or loss that would result from the assumed conversion of those potential common shares, such as profit-sharing expenses.  Diluted EPS is identical to basic EPS since common equivalent shares are excluded from the calculation, as their effect is anti-dilutive.

The following table summarizes the Company’s calculation of net loss per common share (in thousands except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net loss per share
Numerator
Net loss	$(5,803)	$(11,973)	$(21,664)	$(50,486)
Denominator
Weighted-average common shares outstanding	19,196,140	8,703,807	17,937,069	6,330,888
Less: Weighted-average shares subject to repurchase	—	(17)	—	(183)
Denominator for basic and diluted net loss per share	19,196,140	8,703,790	17,937,069	6,330,705
Basic and diluted net loss per share	$(0.30)	$(1.38)	$(1.21)	$(7.97)

The following table shows weighted-average historical dilutive common share equivalents outstanding, which are not included in the above calculation as the effect of their inclusion is anti-dilutive during each period.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Options to purchase common stock	20,185	43,454	23,566	65,365
Common stock subject to repurchase	—	17	—	183
Warrants to purchase common stock	—	—	—	38,405
Restricted stock units	42,990	31,029	43,017	35,526
Total	63,175	74,500	66,583	139,479

3. CASH, CASH EQUIVALENTS AND SHORT TERM INVESTMENTS

At September 30, 2013 and December 31, 2012, the amortized cost and estimated fair value of investments is set forth in the following tables (in thousands):

	September 30, 2013
	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value
Cash	$119	$—	$119
Money market funds	31,442	—	31,442
Certificates of deposit	496	(17)	479
Total	32,057	(17)	32,040
Less amounts classified as cash and cash equivalents	(31,561)	—	(31,561)
Total short term investments	$496	$(17)	$479

	December 31, 2012
	Amortized Cost	Gross Unrealized Loss	Estimated Fair Value
Cash	$3,811	$—	$3,811
Money market funds	15,620	—	15,620
Certificates of deposit	5,325	(3)	5,322
Total	24,756	(3)	24,753
Less amounts classified as cash and cash equivalents	(19,431)	—	(19,431)
Total short term investments	$5,325	$(3)	$5,322

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

·	Level 3 — Valuations based on unobservable inputs in which there are little or no market data, which require us to develop our own assumptions.

The following tables present the Company’s fair value hierarchy for all its financial assets (including those in cash and cash equivalents), in thousands, by major security type measured at fair value on a recurring basis:

	September 30, 2013
	Estimated Fair Value	Level 1	Level 2	Level 3
Money market funds	$31,442	$31,442	$—	$—
Certificates of deposit	479	—	479	—
Total	$31,921	$31,442	$479	$—

	December 31, 2012
	Estimated Fair Value	Level 1	Level 2	Level 3
Money market funds	$15,620	$15,620	$—	$—
Certificates of deposit	5,322	—	5,322	—
Total	$20,942	$15,620	$5,322	$—

There were no transfers between level 1 and level 2 for the period ended September 30, 2013.

5. COMMITMENTS AND CONTINGENCIES

Leases

The Company leases its main operating facility in Hayward, California. The lease is for approximately 14,000 square feet and expires on September 1, 2014. The Company recognizes rental expense on the facility on a straight line basis over the term of the lease. Differences between the straight-line net expense and rent payments is classified as deferred rent liability and included in accrued liabilities on the balance sheets.  In November 2013, the Company renewed its facility lease for an additional three years beginning October 2014 and ending September 2017.  See Note 10 of our consolidated financial statements for more information.

Other Commitments

        In December 2007, the Company and Amgen, Inc. (“Amgen”) entered into a worldwide, exclusive license agreement (the “Amgen Agreement”) to develop and commercialize blisibimod in any indication, including for the treatment of systemic lupus erythematosus (“lupus”). Under the terms of the Amgen Agreement, the Company paid a non-refundable, upfront license fee of $6.0 million. As there is no future alternative use for the technology, the Company expensed the license fee in research and development expenses during 2007.

       Under the terms of the Amgen Agreement, the Company is obligated to make additional milestone payments to Amgen of up to $33.0 million upon the achievement of certain development and regulatory milestones. The Company is also obligated to pay tiered royalties on future net sales of products, ranging from the high single digits to the low double digits, which are developed and approved as defined by this collaboration. The Company’s royalty obligations as to a particular licensed product will be payable, on a country-by-country and licensed product-by-licensed product basis, for the longer of (a) the date of expiration of the last to expire valid claim within the licensed patents that covers the manufacture, use or sale, offer to sell, or import of such licensed product by the Company or a sublicense in such country or (b) 10 years after the first commercial sale of the applicable licensed product in the applicable country. As of September 30, 2013, there were no outstanding obligations due to Amgen.

6. NOTES PAYABLE

In March 2011, the Company entered into a Loan and Security Agreement (“Loan Agreement”) with Technology Growth Capital, Inc. and Hercules Technology II, L.P. (together, “Hercules). The Company repaid indebtedness under the Loan Agreement in full on April 3, 2013 in conjunction with the Company’s debt refinance (see below). The Company was also obligated to pay an end of the term charge of $937,500, which was being expensed over the term of the Loan Agreement. The unamortized end of term charge of $312,000 was fully expensed to interest expense in April 2013 as a result of the payoff. Pursuant to the Loan Agreement, the Company issued a seven-year warrant to purchase 40,178 shares of the Company’s common stock at an exercise price of $48.00 per share. The warrant was immediately exercisable and expires March 2018. At September 30, 2013, the warrant remained outstanding and exercisable.

On April 3, 2013, the Company entered a Credit and Security Agreement (the “Midcap Credit Agreement”) with MidCap Financial SBIC, LP (“Midcap”), pursuant to which Midcap made a $10.0 million loan (the “Midcap Loan”) to the Company.  Proceeds from the Midcap Loan were used to repay the entire outstanding principal and end of term charge due to Hercules.  The MidCap Credit Agreement matures on October 3, 2016 and the loan bears interest at an annual rate equal to 9.75%.  Interest and principal are payable in cash on a monthly basis beginning May 1, 2013.  The loan is secured by a pledge of substantially all assets of the Company, excluding intellectual property as well as the Cash Security Account (see further discussion below).  In conjunction with the Midcap Loan, the Company issued a warrant to purchase 73,529 shares of its common stock, at an exercise price of $5.44 per share.  The warrant is immediately exercisable and expires on October 3, 2016. The Company estimated the fair value of this warrant using the Black-Scholes option valuation model with the following assumptions: expected term of 3.5 years, a risk-free interest rate of 0.39%, expected volatility of 124% and 0% expected dividend yield. At September 30, 2013, this warrant remained outstanding and exercisable.

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

In January 2012, the Company filed a shelf registration statement with the SEC under which the Company may issue up to $100.0 million in shares of common stock, preferred stock, debt securities and/or warrants.  In July 2012, the Company utilized its shelf registration statement to sell 4,125,000 and 618,750 shares of its common stock pursuant to the underwriters’ option to purchase additional shares, at a price of $8.00 per share, resulting in net proceeds of approximately $35.6 million.  In January 2013, the Company issued 7,575,757 shares of its common stock at $5.28 per share pursuant to the shelf registration statement in an initial closing of a public offering, followed by 1,136,362 shares in a second closing in February 2013, raising net proceeds of approximately $43.0 million. As of September 30, 2013, the Company has approximately $13.3 million available for future offering under the January 2012 shelf registration.

In April 2013, the Company filed a shelf registration statement with the Securities and Exchange Commission (“SEC”) under which the Company may issue up to $100.0 million in shares of common stock, preferred stock, debt securities and/or warrants. No shares have been issued under the April 2013 shelf registration.

On April 5, 2013, the Company entered into an equity purchase agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“LPC”), pursuant to which the Company has the right to sell to LPC up to $18.5 million in shares of the Company’s common stock. The Company has the right, from time to time, at its sole discretion and subject to certain conditions, to direct LPC to purchase up to 62,500 shares of common stock from the Company for a total amount not exceeding $500,000.  In addition, the Company may direct LPC to purchase additional amounts as accelerated purchases if on the date of a regular purchase the closing sale price of the common stock is not below $5.20 per share.

Upon executing the agreement, LPC made an initial purchase of $2.0 million in shares of common stock from the Company at a purchase price of $5.18 per share. In the three and nine months ended September 30, 2013, the Company raised approximately $0.7 million in net proceeds from the sale of its common stock under the Purchase Agreement. As of September 30, 2013, the Company can sell an additional $15.8 million in shares of its common stock to LPC under the Purchase Agreement.

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

The terms of awards granted during the three and nine months ended September 30, 2013 and the methods for determining grant date fair value of the awards were consistent with those described in the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

The following table summarizes stock option activity under the Company’s share-based compensation plans for the nine months ended September 30, 2013 (in thousands except share and per share amounts):

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Balance at December 31, 2012	300,468	$24.15	2.29	$0
Granted	2,020,250	$4.87	—	—
Exercised	—	$—	—	—
Cancelled and expired	(382,708)	$17.54
Balance at September 30, 2013	1,938,010	$5.36	9.34	$85
Vested at September 30, 2013	171,215	$10.12	6.36	$85
Vested and expected to vest at September 30, 2013	1,938,010	$5.36	9.34	$85

The intrinsic value of stock options represents the difference between the exercise price of stock options and the market price of our stock on that day for all the options that are in the money.

As of September 30, 2013, there were 770,361 shares available for future issuance under the 2013 Plan.

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

The purchase price per share is 85% of the fair market value of the common stock as of the first date or the ending date of the applicable semi-annual purchase period, whichever is less. Purchases are generally made on the last trading day of each June and December.  There were 13,904 shares issued under the ESPP during the nine months ended September 30, 2013. As of September 30, 2013, 78,930 shares were available for future purchase under the ESPP.

Restricted Stock Units

The Company grants restricted stock unit awards (“RSUs”) under its equity plan, as determined by the Company’s compensation committee. The RSUs granted represent a right to receive shares of common stock at a future date determined in accordance with the participant’s award agreement. An exercise price and monetary payment are not required for receipt of RSUs or the shares issued in settlement of the award. Instead, consideration is furnished in the form of the participant’s services to the Company. Substantially all of the RSUs vest over four years.

The following table summarizes activity related to the Company’s restricted stock unit awards:

	Shares	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Life in Years
Outstanding at December 31, 2012	28,106	$43.04	0.71
RSUs granted	53,584	$5.12
RSUs released	(36,836)	$24.30
RSU forfeitures and cancellations	(1,874)	$42.88
Outstanding at September 30, 2013	42,980	$11.83	0.57

RSUs are converted into common stock upon vesting. Upon the vesting of RSUs, the Company offers the use of the net share settlement approach and withholds a portion of the shares issued to the employee by the corresponding whole number share value, if required. The number and the value of the shares netted for employee taxes are summarized in the table below (in thousands, except share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Shares withheld	28	121	6,241	2,046
Fair value of shares withheld	$0	1	$34	35

9. STOCK-BASED COMPENSATION

Compensation expense for stock options and stock purchase rights granted is based on the grant date fair value and is recognized over the vesting period of the applicable option on a straight-line basis. The estimated grant date fair values of employee stock options and stock purchase rights were calculated using the Black-Scholes option pricing model. Option pricing models require the input of subjective assumptions and these assumptions can vary over time. There were 19,250 and 2,020,250 stock options granted in the three and nine months period ended September 30, 2013, respectively. The assumptions used to calculate the estimated grant date fair values of employee stock options and stock purchase rights were as follows:

Stock Option Plans

	Three Months Ended September 30,		Nine Months Ended September 30,		Period from September 9, 2004 (Date of Inception) to September 30,
	2013	2012	2013	2012	2013
Expected Volatility	85%	66%	85%	66%	82%
Dividend Yield	0%	0%	0%	0%	0%
Risk-Free Interest Rate	0.62%	1.30%	0.62%	1.30%	1.10%
Expected Term (years)	4.00	6.25	3.97	6.25	4.45

ESPP
	Three Months Ended September 30,			Nine Months Ended September 30,				Period from September 9, 2004 (Date of Inception) to September 30,
	2013		2012	2013		2012		2013
Expected Volatility	54%		242%	116%		129%		98%
Dividend Yield	0%		0%	0%		0%		0%
Risk-Free Interest Rate	0.09%		0.14%	0.11%		0.19%		0.13%
Expected Term (years)	0.5	0	0.50	0.5	0	0.5	0	0.47

Compensation cost for stock options is based on the grant-date fair value and is recognized over the vesting period of the applicable option on a straight-line basis.  The estimated per share weighted-average fair values of stock options granted were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,		Period from September 9, 2004 (Date of Inception) to September 30,
	2013	2012	2013	2012	2013
Estimated per share weighted- average fair value	$2.71	$0	$2.96	$10.52	$4.89

RSUs

The Company’s equity plan allows individuals who had received RSUs to net share settle in excess of the minimum statutory withholding amount for taxes. In accordance with guidance issued by the FASB, this modification resulted in the RSUs being classified as a liability, and the subsequent change in fair value to be recorded as expense. The unsettled RSUs are remeasured at each reporting date and will continue to be remeasured until they are fully vested in approximately 0.68 year. Any changes in valuation are recorded as compensation expense for the period. As of September 30, 2013, the liability related to the unsettled awards is not material.

Total stock-based compensation expense for equity awards recognized was as follows (in thousands):
	Three Months Ended September 30,		Nine Months Ended September 30,		Period from September 9, 2004 (Date of Inception) to September 30,
	2013	2012	2013	2012	2013
Research and development	$172	$185	$1,168	$425	$3,225
General and administrative	320	202	1,283	627	3,947
Total stock-based compensation	$492	$387	$2,451	$1,052	$7,172

Stock based compensation expense in the nine month period ended September 30, 2013 includes a one-time charge of approximately $1.5 million associated with the voluntary surrender of stock options by the Company’s employees. As of September 30, 2013, there was $6.1 million of unrecognized compensation expense related to stock options. The unrecognized compensation expense will be amortized on a straight-line basis over a weighted-average remaining period of 3.37 years.

10. SUBSEQUENT EVENTS

In November 2013, pursuant to the terms of the facility lease agreement, the Company renewed its facility lease for an additional three years beginning October 2014 and ending September 2017. Total future minimum lease payment over the renewed term of the lease is $495,000.

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

We were incorporated and commenced operations in September 2004. Since our inception, we have generated significant losses. As of September 30, 2013, we had an accumulated deficit of approximately $282.0 million. In January 2012, Anthera Pharmaceuticals, Limited, a wholly-owned subsidiary, was incorporated in Ireland. The establishment of this subsidiary was part of our ongoing growth activities and strategic plan. As of the date of this filing, we have never generated any revenue and have generated only interest income from cash and cash equivalents and short-term investments. We expect to incur substantial losses for at least the next several years as we pursue the development and commercialization of our product candidates.

Blisibimod is a peptibody antagonist of the BAFF cytokine, also known as B-cell activating factor, which is initially being developed as a treatment for patients with severe systemic lupus. BAFF is critical to the development, maintenance and survival of B-cells and Plasma cells. It is primarily expressed by macrophages, monocytes and dendritic cells and interacts with three different receptors on B-cells and Plasma cells including BAFF receptor, or BAFF-R, B-cell maturation antigen, or BCMA, and transmembrane activator and cyclophilin ligand interactor, or TACI. The BAFF-R receptor is expressed primarily on peripheral B-cells.

Based on data from our Phase 2 clinical study results, we intend to advance the clinical development of our BAFF inhibitor, blisibimod, to exploit its broad potential clinical utility in a number of autoimmune diseases. Blisibimod, a peptibody directed against BAFF, was developed as an alternative to antibodies and is produced in Escherichia coli bacterial culture versus antibodies that are produced in mammalian cell culture. A peptibody is a novel fusion protein that is distinct from an antibody with several potential advantages including ease of manufacture and relatively small molecular weight. We have worldwide rights to blisibimod in all potential indications.

In June and July 2012, we announced results from our Phase 2b PEARL-SC clinical study in patients with SLE. In September 2012, we completed the End of Phase 2 discussions with the U.S. Food and Drug Administration, or FDA and announced our intention to advance blisibimod into Phase 3 clinical trials for patients with SLE. The Phase 3 studies (CHABLIS-SC1 and CHABLIS-SC2) are planned to be multicenter, placebo-controlled, randomized, double-blind studies designed to evaluate the efficacy, safety, tolerability and immunogenicity of blisibimod in patients with clinically active SLE (SELENA-SLEDAI > 10) who require corticosteroid therapy in addition to standard-of-care for treatment of their disease. Each study will randomize up to 400 patients to receive either 200mg of blisibimod or placebo for 52 weeks. As agreed with the FDA, the primary endpoint of the Phase 3 studies will be clinical improvement in the SRI-8 response at 52 weeks.

In March 2013, we announced the initiation of the Phase 3 CHABLIS-SC1 study. The enrollment target for the first 100 patients in the Phase 3 CHABLIS-SC1 study is expected before the end of 2013. We intend to complete an interim analysis of efficacy in the first 100 patients randomized into the CHABLIS-SC1 clinical study. This is estimated to occur in mid-2014 when these 100 enrolled subjects have completed 24 weeks of treatment. This interim analysis is intended to validate commercial and statistical assumptions incorporated in the CHABLIS-SC1 clinical study. Enrollment of the remaining total sample size of 300 patients would be contingent on a positive outcome from this interim analysis. Regardless of the outcome of the interim analysis, all patients randomized into the CHABLIS-SC1 study will be allowed to complete the full 52 weeks of blinded treatment to provide additional safety and efficacy data for any future regulatory filings. In addition to serving as a registration study for the SLE indication, we believe available safety data from CHABLIS-SC1 will be included in the potential IgA Nephropathy registration application for blisibimod.

Following recent input from the FDA, we plan to submit a second study, CHABLIS-SC2, to the US FDA before the end of 2013. This study is planned to enroll patients with clinical diagnosis of renal disease including glomerulonephritis and stable lupus nephritis. It is anticipated that the two CHABLIS studies will form the basis of approval for blisibimod to treat a severely diseased lupus patient population.

Patients with SLE who completed the PEARL-SC study were able to participate in an Open-Label Extension (OLE) study in which they were treated with active drug (blisibimod). Interim data from the combined PEARL-SC and OLE studies were presented at the 2013 Annual Scientific Meeting of the American College of Rheumatology and Association of Rheumatology Health Professionals (ACR/ARHP). These emerging data corroborate the effects of 24-week therapy with blisibimod observed in the PEARL-SC study. Specifically, the improvements in proteinuria observed in the subgroup of patients with abnormal proteinuria at enrollment, as well as anti-double-stranded DNA autoantibodies and complement C3 and C4 observed over 24 weeks of dosing in the PEARL-SC study were found to be durable over 52-weeks of therapy through the OLE study. Importantly, significant decreases in immunoglobulins IgG and IgM were also observed in patients treated with blisibimod compared with placebo. Blisibimod was safe and well-tolerated at all dose levels through the PEARL-SC and OLE studies, with no associated increase in the risk of severe infection. These data support the ongoing exploration of blisibimod’s efficacy and safety in the Phase 3 study in patients with SLE (CHABLIS-SC1) as well as the Phase 2 study in patients with IgA nephropathy (BRIGHT-SC).

We initiated our BRIGHT-SC Phase 2 proof-of-concept study for the treatment of IgA nephropathy (IgAN) in the second quarter of 2013. BRIGHT-SC is our first clinical study for the treatment of renal disease and we believe it will serve as one of our initial Phase 3 clinical studies for registration of blisibimod in IgAN.  Initially we intend to enroll up to 48 patients with biopsy-proven IgAN who have proteinuria greater than one gram per 24 hours (1g/24hr) and are receiving standard of care. Patients will receive 300mg weekly blisibimod or placebo for 8 weeks, the induction phase, followed by 24 weeks of 200mg weekly blisibimod or placebo, the maintenance phase. When the first 48 patients have completed eight weeks of treatment we plan to conduct an interim analysis to determine the effect of blisibimod on proteinuria and other relevant renal biomarkers such as IgA and IgG levels.

In May 2013, we met with the FDA to discuss the blisibimod development program for IgA nephropathy. As a result of feedback from the FDA on the potential use of a change in proteinuria as the endpoint for Subpart E approval for blisibimod, we amended the BRIGHT-SC study endpoints accordingly. Upon implementation of this new amendment it is our intention to use the BRIGHT-SC study as one of two studies necessary to support the marketing approval of blisibimod for the treatment of IgA nephropathy under the accelerated approval pathway (FDA Subpart E). In addition, the FDA indicated a requirement for us to provide data from a post-marketing study which would include measurements of clinical endpoints, such as changes in kidney function, progression to dialysis and death in patients previously enrolled in the two registration studies.

In June 2013, we met with the Japanese Pharmaceutical and Medical Devices Agency, or PMDA to discuss the development of blisibimod for the treatment of IgA nephropathy in Japan. At this initial meeting the PMDA agreed to consider a change in proteinuria as the basis for an initial approval of blisibimod for the treatment of IgA nephropathy. Additional discussions with the PMDA regarding development of blisibimod in Japan are planned for early 2014.

Prior to the end of 2013, we plan to submit an IND, to the FDA for the investigation of blisibimod in IgA nephropathy incorporating feedback from both the initial meetings with the FDA and PMDA. As part of this submission we will provide a second clinical study protocol, BRILLIANT-SC, intended to evaluate the use of blisibimod as a treatment for proteinuria in patients with IgA nephropathy.

         As of September 30, 2013, we have funded our operations through equity offerings, private placements of convertible debt and debt financings, raising net proceeds of approximately $325.2 million. We will need substantial additional financing to continue to develop our product candidates, obtain regulatory approvals and to fund operating expenses, which we will seek to raise through public or private equity or debt financings, collaborative or other arrangements with third parties or through other sources of financing. We cannot assure you that such funds will be available on terms favorable to us, if at all. In addition to the normal risks associated with development-stage companies, we may never successfully complete development of our product candidate, obtain adequate patent protection for our technology, obtain necessary government regulatory approval for our product candidate or achieve commercial viability for any approved product candidates. In addition, we may not be profitable even if we succeed in commercializing our product candidate.

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

We expense both internal and external research and development costs as incurred. We are developing our product candidate in parallel, and we typically use our employee and infrastructure resources across several projects. Thus, some of our research and development costs are not attributable to an individually named project, but rather are allocated across our clinical stage programs. These unallocated costs include salaries, stock-based compensation charges and related “fringe benefit” costs for our employees (such as workers compensation and health insurance premiums), consulting fees and travel.

The following table shows our total research and development expenses for the three and nine months ended September 30, 2013 and September 30, 2012 and for the period from September 9, 2004 (Date of Inception) through September 30, 2013 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,		For the Period September 9, 2004 (Date of Inception) to September 30,
	2013	2012	2013	2012	2013
Allocated costs:
Varespladib	$68	$2,084	$317	$18,408	$114,014	(1)(2)
Blisibimod	3,046	6,377	10,373	19,648	78,793	(3)
Varespladib sodium	1	—	1	51	6,681
Unallocated costs	936	1,066	3,554	4,023	30,038
Total development	$4,051	$9,527	$14,245	$42,130	$229,526

(1)	Includes milestone payments of $3.5 million pursuant to amendments to the license agreements with each of Eli Lilly and Shionogi & Co. Ltd.

(2)	Includes license fees of $4.0 million pursuant to a license agreement with each of Eli Lilly and Shionogi & Co. Ltd., which were paid in cash and shares of preferred stock in 2006.

(3)	Includes a one-time license initiation fee of $6.0 million pursuant to a license agreement with Amgen.

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

None of our product candidates have received FDA, or foreign regulatory marketing approval. In order to grant marketing approval, the FDA or foreign regulatory agencies must conclude that clinical data establishes the safety and efficacy of a product candidate and that the manufacturing facilities, processes and controls are adequate. Despite our efforts, our product candidates may not offer therapeutic or other improvement over existing, comparable drugs, be proven safe and effective in clinical studies, or meet applicable regulatory standards.

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

Results of Operations

Comparison of the three months ended September 30, 2013 and 2012

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended September 30, 2013 and 2012 (in thousands, except percentages):

	Three Months Ended September 30,
	2013	2012	$ Change	% Change
Research and development expenses	$4,051	$9,527	$(5,476)	(57)%

Research and development expenses decreased during the three months ended September 30, 2013 from the same period in 2012 primarily due to decreased direct and indirect clinical study costs and manufacturing expense as we focus on the development of blisibimod for systemic lupus erythematosus and IgA nephropathy.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended September 30, 2013 and 2012 (in thousands, except percentages):

	Three Months Ended September 30,
	2013	2012	$ Change	% Change
General and administrative expense	$1,470	$1,594	$(124)	(8)%

General and administrative expenses decreased during the three months ended September 30, 2013 from the same period in 2012 primarily due to reduced spending on professional services and reflects our ongoing cost reduction efforts.

The following table summarizes our other income (expense) for the three months ended September 30, 2013 and 2012 (in thousands, except percentages):

	Three Months Ended September 30,
	2013	2012	$ Change	% Change
Other income (expense)	$14	$(46)	$60	130%
Interest expense	(296)	(806)	$510	(63)%
Total other income (expense)	$(282)	$(852)	$570	(67)%

Other income (expense) increased during the three months ended September 30, 2013 from the same period in 2012 primarily due to interest earned on our cash, cash equivalent and short-term investments. Other expense for the three months ended September 2012 was primarily due to foreign currency exchange fluctuations in connection with payments made to our oversea vendors.  The decrease in interest expense during the three months ended September 30, 2013 as compared to the same period in 2012 is primarily due to the refinancing of our debt from Hercules to Midcap and Square 1 Bank in April 2013, which resulted in significantly reduced interest rate.

Comparison of the nine months ended September 30, 2013 and 2012

Research and Development Expenses

The following table summarizes our research and development expenses for the nine months ended September 30, 2013 and 2012 (in thousands, except percentages):

	Nine Months Ended September 30,
	2013	2012	$ Change	% Change
Research and development expenses	$14,245	$42,130	$(27,885)	(66)%

During the nine months ended September 30, 2013, our research and development costs consisted primarily of start- up clinical expenses for the Phase 3 CHABLIS-SC1, and Phase 2 BRIGHT-SC studies and the ongoing costs to support the PEARL-SC OLE study. Research and development expenses decreased during the nine months ended September 30, 2013 from the same period in 2012 as we completed the PEARL SC study and we terminated our Phase 3 clinical study with varespladib for cardiovascular disease in March 2012. This resulted in decreased CRO, central laboratory, and investigator expense of approximately $23.3 million.  Furthermore, manufacturing activities for the Phase 2 PEARL study of blisibimod was substantially completed by December 2011 and all patients completed dosing by June 2012, which contributed to the decrease in manufacturing expenses by approximately $2.6 million in the nine month period ended September 30, 2013 in comparison to the same period in the prior year.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the nine months ended September 30, 2013 and 2012 (in thousands, except percentages):

	Nine Months Ended September 30,
	2013	2012	$ Change	% Change
General and administrative expense	$5,130	$5,715	$(585)	(10)%

General and administrative expenses decreased during the nine months ended September 30, 2013 from the same period in 2012 primarily due to reduced spending on professional services and reflect our ongoing cost reduction efforts.

Other Income (Expense)

The following table summarizes our other income (expense) for the nine months ended September 30, 2013 and 2012 (in thousands, except percentages):

	Nine Months Ended September 30,
	2013	2012	$ Change	% Change
Other income (expense)	$33	$(84)	$117	139%
Interest expense	(2,322)	(2,557)	$235	(9)%
Total other income (expense)	$(2,289)	$(2,641)	$352	(13)%

Other income (expense) increased during the three months ended September 30, 2013 from the same period in 2012 primarily due to interest earned on our cash, cash equivalent and short-term investments. Other expense for the three months ended September 2012 was primarily due to foreign currency exchange fluctuations in connection with payments made to our oversea vendors. The decrease in interest expense during nine months ended September 30, 2013 as compared to the same period in 2012 is primarily due to the refinancing of our debt from Hercules to Midcap and Square 1 Bank in April 2013, which resulted in significantly reduced interest rate.

Liquidity and Capital Resources

To date, we have funded our operations primarily through private placements of preferred stock and common stock, convertible debt, debt financings, and our IPO raising net proceeds of approximately $325.2 million.

Cash, cash equivalents and short-term investments consist of the following (in thousands):

	September 30, 2013	December 31, 2012
Cash and cash equivalents	$31,561	$19,431
Short-term investments	479	5,322
Total	$32,040	$24,753

Our principal liquidity requirements are primarily to meet our working capital needs, support ongoing business activities, research and development, principal payments on our debt and our capital expenditure needs.

In January 2012, we filed a universal shelf registration statement with the SEC on Form S-3 (File No. 333-179043) for the proposed offering from time to time of up to $100.0 million of our securities, including common stock, preferred stock, debt securities and/or warrants. In July 2012, we issued 4,743,750 shares at $8.00 per share pursuant to the shelf registration, raising net proceeds of approximately $35.6 million.  In January 2013, we issued 7,575,757 shares at $5.28 per share pursuant to the shelf registration statement in an initial closing of a public offering, followed by 1,136,363 shares in a second closing in February 2013, raising net proceeds of approximately $43.0 million. As of September 30, 2013, there is approximately $13.3 million available for future offering under the January 2012 shelf registration.

On April 5, 2013, we entered into an equity purchase agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“LPC”), pursuant to which we have the right to sell to LPC up to $18.5 million in shares of the Company’s common stock. We have the right, from time to time, at our sole discretion and subject to certain conditions, to direct LPC to purchase up to 62,500 shares of common stock from us for a total amount not exceeding $500,000.  In addition, we may direct LPC to purchase additional amounts as accelerated purchases if on the date of a regular purchase the closing sale price of the common stock is not below $5.20 per share.

Upon executing the agreement, LPC made an initial purchase of $2.0 million in shares of common stock from us at a purchase price of $5.18 per share. In the three and nine months ended September 30, 2013, we raised approximately $0.7 million in net proceeds from the sale of its common stock under the Purchase Agreement. As of September 30, 2013, we can sell an additional $15.8 million in shares of its common stock to LPC under the Purchase Agreement.

In April 2013, we filed a universal shelf registration statement with the SEC on Form S-3 (File No. 333-187780) for the proposed offering from time to time of up to $100.0 million of our securities, including common stock, preferred stock, debt securities and/or warrants.  No shares have been issued pursuant to the shelf registration statement as of the date of this report.

Our cash flow from continuing operations during the nine months ended September 30, 2013 and 2012 consist of the following (in millions):

	Nine Months Ended September 30,
	2013	2012
Net cash (used in) operating activities	$(26,183)	$(58,153)
Net cash (used in) provided by investing activities	(5,184)	62
Net cash provided by financing activities	43,498	33,507
Effect of exchange rate changes on cash	(1)	(55)
Total	$12,130	$(24,639)

  During the nine months ended September 30, 2013 and 2012, our operating activities used cash of $26.2 million and $58.2 million, respectively, primarily resulting from our net losses and changes in our working capital accounts adjusted for non-cash items including stock based compensation. The decrease in cash used in operating activities during the nine months ended September 2013 as compared to 2012 was primarily due to reduced spending on clinical development activities as we shifted our development resource to our blisibimod program after the termination of the varespladib program.

During the nine months ended September 30, 2013, cash used in investing activities was $5.2 million, as compared to cash provided by investing activities of $0.06 million during the same period in 2012.   Our investing activities consisted primarily of purchases and maturities of short term investments.

During the nine months ended September 30, 2013, financing activities provided cash of $43.5 million which was primarily derived from proceeds received from our public offering of common stock in the first quarter of 2013 from which we raised net proceeds of $43.0 million; proceeds of $2.7 million from the issuance of shares to LPC pursuant to a stock purchase agreement executed in April 2013, and net proceeds of $19.9 million from refinancing the Hercules loan with new debt arrangements with MidCap and Square 1 Bank. Total raise was offset by principal repayment and end of term charge of $18.5 million made to Hercules as a result of full repayment of indebtedness to Hercules.

Contractual Obligations and Commitments

We have lease obligations consisting of an operating lease for our operating facility that expires September 2014, for office space, and an office equipment lease that expired in June 2013.  In November 2013, the Company renewed its facility lease for an additional three years beginning October 2014 and ending September 2017.  See Note 10 of our consolidated financial statements for more information.

On March 25, 2011, we entered into a Loan Agreement with Hercules. The loan was fully repaid in April 2013 in conjunction with our debt refinance (see below).

In April 2013, we entered into borrowing agreements with Midcap Financial and Square 1 Bank for an aggregate of $20.0 million.  We used the proceeds from the new loans to pay off the outstanding principal balance owed to Hercules.

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

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.  An evaluation was carried out under the supervision and with the participation of the our management, including the Chief Executive Officer, or CEO and Principal Accounting Officer and Senior Vice President, Finance & Administration, of the effectiveness of our disclosure controls and procedures.  Based on that evaluation, the CEO and the Principal Accounting Officer and Senior Vice President, Finance & Administration have concluded that as of September 30, 2013, the our disclosure controls and procedures were effective to ensure that information required to be disclosed was accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the third quarter 2013 that has materially affected, or is reasonably likely to affect materially, our internal control over financial reporting.

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

We are a development stage company with only eight years of operating history. We have focused primarily on developing our three product candidates, blisibimod, varespladib and varespladib sodium. The two latter product candidates were terminated in March 2012. We have financed our operations exclusively through equity offerings, private placements of convertible debt, and debt financings and we have incurred losses in each year since our inception in September 2004. As of September 30, 2013, we had an accumulated deficit of approximately $282.0 million. Substantially all of our losses resulted from costs incurred in connection with our product development programs and from general and administrative costs associated with our operations.

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

Our executive officers, directors and greater than 5% stockholders, in the aggregate, own approximately 28% of our outstanding common stock. As a result, such persons, acting together, will have the ability to influence our management and affairs and substantially all matters submitted to our stockholders for approval, including the election and removal of directors and approval of any significant transaction. These persons will also have the ability to influence our management and business affairs. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.

Future sales of our common stock may cause our stock price to decline.

As of September 30, 2013, there were 19,304,116 shares of our common stock outstanding.  In addition, as of September 30, 2013, we had a total of 1,980,990 shares of outstanding options, and restricted stock units, that if exercised or released, will result in these additional shares becoming available for sale. A large portion of these shares and outstanding equity awards are held by a small number of persons and investment funds. Sales by these stockholders or option holders of a substantial number of shares could significantly reduce the market price of our common stock. Moreover, certain holders of shares of common stock will have rights, subject to some conditions, to require us to file registration statements covering the shares they currently hold, or to include these shares in registration statements that we may file for ourselves or other stockholders.

In addition, at September 30, 2013, we had reserved the following shares for future issuance:

Common stock warrants outstanding	675,006
Common stock options available for future grant under stock option plans	770,361
Common stock shares available for future purchase under the ESPP	78,930
Total	1,524,297

These shares can be freely sold in the public market upon issuance. If a large number of these shares are sold in the public market, the sales could reduce the trading price of our common stock.

We filed a universal shelf registration statement with the SEC on Form S-3 (File No. 333-179043) on January 17, 2012, which was declared effective on January 24, 2012, for the proposed offering from time to time of up to $100.0 million of our securities, including common stock, preferred stock, debt securities and/or warrants. In July 2012, we issued 4,743,750 shares at $8.00 per share pursuant to the shelf registration, raising net proceeds of approximately $35.6 million. In January 2013, we issued 7,575,757 shares at $5.28 per share pursuant to the shelf registration at an initial closing of a public offering, followed by 1,136,362 at a second closing in February 2013, raising net proceeds of approximately $43.0 million. As of September 30, 2013, there is approximately $13.3 million available for future offering under the January 2012 shelf registration.

On April 5, 2013, we entered into an equity purchase agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“LPC”), pursuant to which we have the right to sell to LPC up to $18.5 million in shares of the our common stock. We have the right, from time to time, at our sole discretion and subject to certain conditions, to direct LPC to purchase up to 62,500 shares of common stock from us for a total amount not exceeding $500,000.  In addition, we may direct LPC to purchase additional amounts as accelerated purchases if on the date of a regular purchase the closing sale price of the common stock is not below $5.20 per share.

Upon executing the agreement, LPC made an initial purchase of $2.0 million in shares of common stock from us at a purchase price of $5.18 per share. In the three and nine months ended September 30, 2013, we raised approximately $0.7 million in net proceeds from the sale of its common stock under the Purchase Agreement. As of September 30, 2013, we can sell an additional $15.8 million in shares of our common stock to LPC under the Purchase Agreement.

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

In particular, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures.  We must perform system and process evaluation and testing of our internal control over financial reporting to allow management to verify on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our compliance with Section 404 will require that we incur substantial accounting expense and expend significant management time on compliance-related issues. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, our stock price could decline, and we could face sanctions, delisting or investigations by The NASDAQ Global Market, or other material adverse effects on our business, reputation, results of operations, financial condition or liquidity.

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

ANTHERA PHARMACEUTICALS, INC.

November 14, 2013	By:	/s/ Paul F. Truex
Paul F. Truex
President and Chief Executive Officer

November 14, 2013	By:	/s/ May Liu
May Liu
Principal Accounting Officer and Senior Vice President, Finance & Administration

EXHIBIT INDEX

Number	Description
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

3.3
Certificate of Amendment to the Fifth Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1  to the registrant’s current report on Form 8-K filed with the SEC on July 16, 2013 and incorporated herein by reference).

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*
Certification of Principal Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*
Certification of Principal Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*
The information in this exhibit is furnished and deemed not filed with the Securities and Exchange Commission for purposes of section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and is not to be incorporated by reference into any filing of Anthera Pharmaceuticals, Inc. under the Securities Act of 1933, as amended (the “Securities Act”), or the Exchange Act, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

**
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