Form 10-K
period 2013-12-31
Anthera Pharmaceuticals Inc
filed 2014-03-28
CIK 1316175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒
The aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2013 was approximately $69.7 million based upon the closing sales price of the registrant’s common stock as reported on the NASDAQ Global Market. Shares of common stock held by each executive officer and director and by each person who owns 10 percent or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.
As of January 31, 2014, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 20,022,733.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the registrant’s 2014 Annual Meeting of Stockholders will be filed with the Securities and Exchange Commission within 120 days after the registrant’s fiscal year ended December 31, 2013 and are incorporated by reference in Part III of this report.

ANTHERA PHARMACEUTICALS, INC.

FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

EXPLANATORY NOTE REGARDING RESTATEMENT

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

This Annual Report on Form 10-K for the fiscal year ended December 31, 2013, includes restatement of the following previously filed consolidated financial statements and data (and related disclosures): (1) our consolidated balance sheet as of December 31, 2012, and the consolidated statements of operations, comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the fiscal years ended December 31, 2011 and 2012; (2) our selected financial data as of and for our fiscal years ended December 31, 2010, 2011and 2012 located in Part II, Item 6 of this Annual Report on Form 10-K; (3) our unaudited quarterly financial information for the quarters ended March 31, 2012, June 30, 2012 and September 30, 2012 in Note 14, “Summarized Quarterly Unaudited Financial Data” of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K; (4) our management’s discussion and analysis of financial condition and results of operations as of and for our fiscal years ended December 31, 2012 and 2011, and interim periods ended March 31, 2012, June 30, 2012 and September 30, 2012, contained in Part II, Item 7 of this Annual Report on Form 10-K.  All the aforementioned periods are collectively referenced as “Affected Periods”.

We have completed our previously announced internal accounting review related to the accounting for warrants issued in connection with a private placement of the Company’s common stock in September 2010.  As a result of this review and in consultation with our Audit Committee, we are restating our previously issued consolidated financial statements for the Affected Periods because of a misapplication in the guidance around the accounting for the warrants that were historically reflected as a component of equity as opposed to liabilities as required under the applicable accounting pronouncements.  Although we have determined that the warrants should have been reflected as liabilities upon issuance, we also noted that the fair value of the warrants has been reclassified from liability to equity on July 24, 2012 upon the closing of an equity offering by the Company pursuant to which the Company issued common stock at a price per share of $8.00, which was less than the exercise price of the warrants and triggered an adjustment to the exercise price of the warrant to a floor price of $23.20 specified in the terms of the warrants.  The non-cash adjustments to the consolidated financial statements, in all of the Affected Periods, do not impact the amounts previously reported for the Company’s cash and cash equivalents, operating expenses, total operating, investing or financing cash flows, and net operating loss carryforward. An explanation of the effect on our financial statements is contained in Note 2 to the consolidated financial statements contained in Part II, Item 8 of this Form 10-K.

Financial information included in the Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K filed for the Affected Periods, and all earnings, press releases, and similar communications issued by us for the Affected Periods, are superseded in their entirety by this Annual Report on Form 10-K.

Background of Restatement

On September 24, 2010, in connection with a private placement of the Company’s common stock, we issued warrants to the investors to purchase an aggregate of 525,000 shares of the Company’s common stock at an exercise price of $26.40 per share.  These warrants have an exercise period of five years and will expire on September 24, 2015.    The warrants provided the holders with anti-dilution price protection in the event the Company issued securities at a price per share less than the exercise price of the warrants, subject to a floor price of $23.20 per share.  Historically, the warrants were reflected as a component of equity as opposed to liabilities on the balance sheets and the statements of operations did not include the subsequent non-cash changes in estimated fair value of the warrants in accordance with Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”).  However, under the guidance of ASC 815, warrant instruments that provide for anti-dilution price protection should be initially classified as derivative liabilities at their estimated fair values.  In periods subsequent to issuance, changes in the estimated fair value of the derivative instruments should be recorded as non-cash income or expense in the statement of operations until the warrants are exercised or exercise price of the warrants becomes fixed.  The Company, in consultation with the Company’s Audit Committee, determined that the financial statements in the Affected Periods should be restated to reflect the warrants as liabilities, with subsequent changes in their estimated fair value recorded as non-cash income or expense in each Affected Period until the exercise price of the warrants became fixed on July 24, 2012 upon the closing of an equity offering by the Company pursuant to which the Company sold common stock at $8.00 per share, which triggered an adjustment to the exercise price of the warrants to a floor price of $23.20 per share as specified in the warrants.

For more information regarding the restatement, please refer to Part II, Item 6, “Selected Financial Data”; Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; Note 2, “Restatement of Previously Issued Consolidated Financial Statements,” and Note 14, “Summarized Quarterly Unaudited Financial Data,” of the Notes to Consolidated Financial Statements in Part II, Item 8; and Part II, Item 9A, “Controls and Procedures.”

Internal Control Considerations

Our management determined that there was a control deficiency in its internal control that constituted a material weakness as of December 31, 2013, as discussed in Part II, Item 9A of this Annual Report on Form 10-K. A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis. For a discussion of management’s consideration of the Company’s disclosure controls and procedures and the material weakness identified, see Part II, Item 9A included in this Annual Report on Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements relate to future events or our future financial performance. We generally identify forward-looking statements by terminology such as “may,” “will,” “would,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “assume,” “intend,” “potential,” “continue” or other similar words or the negative of these terms. These statements are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in “Risk Factors” and elsewhere in this report. Accordingly, you should not place undue reliance upon these forward-looking statements. We cannot assure you that the events and circumstances reflected in the forward-looking statements will be achieved or occur, the timing of events and circumstances and actual results could differ materially from those projected in the forward looking statements. Forward-looking statements contained in this report include, but are not limited to, statements about:

•	the progress of, timing of and amount of expenses associated with our research, development and commercialization activities;

•	the timing, conduct and success of our clinical studies for our product candidate;

•	our ability to obtain U.S. and foreign regulatory approval for our product candidate and the ability of our product candidate to meet existing or future regulatory standards;

•	our expectations regarding federal, state and foreign regulatory requirements;

•	the therapeutic benefits and effectiveness of our product candidate;

•	the accuracy of our estimates of the size and characteristics of the markets that may be addressed by our product candidate;

•	our ability to manufacture sufficient amounts of our product candidate for clinical studies and products for commercialization activities;

•	our intention to seek to establish strategic collaborations or partnerships for the development or sale of our product candidate;

•	our expectations as to future financial performance, expense levels and liquidity sources;

•	the timing of commercializing our product candidate;

•	our ability to compete with other companies that are or may be developing or selling products that are competitive with our product candidate;

•	anticipated trends and challenges in our potential markets;

•	our ability to attract and retain key personnel; and

•	other factors discussed elsewhere in this report.

The forward-looking statements made in this report relate only to events as of the date on which the statements are made. We have included important factors in the cautionary statements included in this report, particularly in the section entitled “Risk Factors” that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make. Except as required by law, we do not assume any intent to update any forward-looking statements after the date on which the statements are made, whether as a result of new information, future events or circumstances or otherwise.

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

Overview

Anthera Pharmaceuticals, Inc. is a biopharmaceutical company focused on developing and commercializing products to treat serious diseases associated with inflammation and autoimmune diseases. Our Phase 3 candidate, blisibimod, targets B-cell activating factor, or BAFF, which has been shown to be elevated in a variety of B-cell mediated autoimmune diseases, including systemic lupus erythematosus, (lupus), Immunoglobin A nephropathy (IgA nephropathy), lupus nephritis, vasculitis and others. Elevated BAFF is also reported in hematological diseases such as multiple myeloma and idiopathic thrombocytopenia purpura. We were incorporated as a Delaware corporation in September 2004. In January 2012, Anthera Pharmaceuticals, Limited, a wholly-owned subsidiary, was incorporated in Ireland.

Our BAFF Antagonism Portfolio

BAFF, also known as BLyS, is a tumor necrosis family member and is critical to the development, maintenance and survival of multiple B-cell lineages as well as plasma cells. B-cells and plasma cells are a vital part of the human immune system, producing natural antibody responses to invading pathogens such as viruses. Abnormal elevations in BAFF, B-cells and plasma cells have been associated with several autoimmune diseases. BAFF is primarily expressed by macrophages, monocytes and dendritic cells and interacts with three different receptors on B-cells and plasma cells including BAFF receptor, or BAFF-R, B-cell maturation antigen, or BCMA, and transmembrane activator and cyclophilin ligand interactor, or TACI.  The potential role of BAFF inhibition and associated reductions in B-cell and plasma cell numbers in lupus and rheumatoid arthritis has been validated in multiple clinical studies with blisibimod and other BAFF antagonists. Based on data from our Phase 2b clinical study, we intend to advance the clinical development of our BAFF inhibitor, blisibimod, to exploit its potential clinical utility in a number of autoimmune diseases. Blisibimod, a peptibody directed against BAFF, was developed as an alternative to antibodies and is produced in Escherichia coli bacterial culture, as opposed to antibodies that are typically produced in mammalian cell culture.  A peptibody is a novel fusion protein that is distinct from an antibody with several potential advantages, including ease of manufacture, potency and relatively small molecular weight. Blisibimod inhibits both soluble and membrane-bound BAFF. We have worldwide rights to blisibimod for all potential indications.

In 2012, we completed the PEARL-SC Phase 2b clinical study, which evaluated the efficacy and safety of multiple doses of subcutaneous blisibimod versus placebo in patients with active and seropositive lupus.  Lupus patients suffer from a chronic autoimmune disease, where an inappropriate or abnormal immune response often leads to severe skin rash, fatigue, joint pain, ulceration, major kidney complications, including proteinuria, and cardiovascular disease.  Inhibition of BAFF is believed to reduce survival of  B-cells and plasma cells and autoantibodies, leading to a reduction in severity of disease and resolution of lupus symptoms.

Our product development program is focused on development of blisibimod for use as a therapeutic treatment for lupus and other serious autoimmune diseases for which we believe current treatments are either inadequate or non-existent. Our current plan includes continuing the ongoing CHABLIS-SC1 clinical study in patients with active lupus and the BRIGHT-SC1 clinical study in patients with IgA nephropathy, and evaluating the potential of blisibimod in additional autoimmune and hematological diseases through clinical and nonclinical investigations. We have successfully manufactured blisibimod at launch scale quantities. The blisibimod product is designed for at-home, self-administration and is presented as a pre-filled syringe for subcutaneous administration. We are actively pursuing various partnerships with major pharmaceutical and biotech companies to develop and commercialize blisibimod for both lupus and IgA nephropathy.

We are currently evaluating additional plans for the development of blisibimod as a treatment for patients with multiple myeloma. These indications provide multiple commercial potentials for blisibimod and may provide an accelerated and cost-efficient path to regulatory approval and commercialization. We believe that certain of these markets and product opportunities for blisibimod can be commercialized through utilization of a limited specialty sales force targeting a small set of clinical specialists. In addition, we believe blisibimod may address market opportunities in chronic indications such as lupus and to maximize these opportunities we may seek development and commercialization partners to address non-specialty and international markets.

Product Candidate	Study Name	Development Stage	Indications	Next Milestone(s)
Blisibimod	CHABLIS-SC1	Phase 3(1)	Lupus	• 24-week interim analysis in mid-2014 on patients enrolled as of 12/31/2013
Blisibimod	CHABLIS-SC2	Phase 3(2)	Lupus	• Initiate patient enrollment in the second half of 2014, pending positive 24-week interim analysis of CHABLIS-SC1
Blisibimod	CHABLIS-SC OLE Open Label Extension	Open Label(2)	Lupus	• Initiate patient dosing in 2014
Blisibimod	BRIGHT-SC1	Phase 2/3(1)	IgA Nephropathy	• Complete 48-patient enrollment and induction interim biomarker in the second half of 2014

Blisibimod	BRILLIANT-SC1	Phase 3(2)	IgA Nephropathy	• Initiate enrollment pending positive outcome of proteinuria interim analysis of BRIGHT-SC1

Blisibimod	AN-MMY3321	Phase 2(2)	Multiple Myeloma	• Submit study protocol to FDA for comment • Initiate patient enrollment

_______________________________
(1) ongoing
(2) planned for initiation

Summary of Product Development Program

Blisibimod a Potent Inhibitor of B-Cell Activating Factor

Blisibimod (also referred to as A-623) is a peptibody antagonist of the BAFF cytokine, also known as B-cell activating factor, which was initially developed as treatment for patients with severe systemic lupus. BAFF, also known as BLyS, is a tumor necrosis family member and is critical to the development, maintenance and survival of B-cells and plasma cells. B-cells represent a critical component of a human immune response to infection and other pathogens.  However, abnormal elevations of B-cells and plasma cells, often accompanied by elevations in BAFF, may lead to an overactive immune response, including an increased production of immunogloblulins, which may damage normal healthy tissues and organ systems.  Although the cause of lupus is still not completely understood, B-cell activation and autoantibody production from plasma cells are known to be central to the process. Evidence has emerged that over-expression of BAFF plays an important role in these disease processes. In preclinical studies, transgenic mice created to over-express BAFF begin to exhibit symptoms similar to lupus. In preclinical studies in mice that develop lupus-like disease, BAFF is known to be elevated, and treatment with blisibimod improves outcomes and survival. Similarly, in IgA nephropathy, mice that over-express BAFF develop a fatal nephropathy associated with elevated Immunoglobulin A, or IgA.

According to the Alliance for Lupus Research, it is estimated that up to 1.5 million people have lupus in the United States. Lupus Europe estimates that one in 750 women suffer from lupus in Europe and that lupus is a worldwide disease more common in some races than others.  IgA nephropathy is the most common form of primary glomerulonephritis throughout the world. The prevalence of IgA nephropathy varies throughout the world, with the highest prevalence in Asia (Singapore, Japan and China), Australia, Finland and southern Europe (20 to 40% of all glomerulonephritis).

Blisibimod Development History

To date, four randomized, placebo-controlled clinical studies have been conducted with blisibimod in patients with lupus: two Phase 1 dose-ranging studies in which a total of 104 patients were enrolled, a Phase 2b double-blind placebo-controlled dose-ranging clinical outcomes study in which 547 subjects were enrolled, and a Phase 2 Open-Label Extension study (OLE) which evaluated the long-term safety of blisibimod in subjects previously enrolled in the Phase 2b PEARL-SC trial. As expected for a BAFF inhibitor, statistically significant reductions in total B-cells were observed in patients treated with blisibimod compared with placebo in all three of the placebo-controlled studies.

Based on positive results among 104 lupus patients in our licensor’s Phase 1a and 1b clinical studies, we conducted PEARL-SC, a Phase 2b randomized, double-blind, placebo-controlled study to evaluate the efficacy and safety of various subcutaneous doses of blisibimod in patients with seropositive lupus and active disease defined as SELENA-SLEDAI >6 at enrollment, which ran from mid-2010  to April 2012. The study enrolled 547 patients in 11 countries at 72 clinical sites. All patients completed the PEARL-SC study when the final enrolled patient completed six months of therapy.

In June and July of 2012 we announced results from the Phase 2b PEARL-SC study, which we believe support the initiation of a differentiated Phase 3 registration plan utilizing a 200mg weekly dose of blisibimod in patients with active lupus, despite the concomitant use of corticosteroids.

The primary endpoint of the PEARL-SC study was a clinical improvement at the lupus responder index, or SRI-5, at week 24 for the pooled blisibimod dose groups versus placebo groups.  SRI-5 is defined as a five-point improvement in the SELENA-SLEDAI score, no new BILAG 1A or 2B scores, and no new increase in Physician’s Global Assessment of more than 0.3 points. The primary endpoint of this study was not met due to the lack of efficacy in the two lowest dose groups.  However, the primary endpoint SRI-5 responder rates were numerically higher in subjects receiving blisibimod 200mg weekly (QW) compared with pooled placebo, from Week 16 (∆SRI 5 for blisibimod-placebo=8%, p= 0.14), through Week 24 (∆SRI 5=8.2%, p=0.15), reaching statistical significance at Week 20 (∆SRI 5=13.4%, p = 0.02, Figure 1).  Treatment benefit was greater still when compared with the regimen-matched (QW) placebo.  In pre-specified secondary analyses, benefit was observed at Week 24 with the 200mg QW group compared with matched placebo using modified SRI analyses in which responders attained SELENA-SLEDAI improvements of ≥7 or ≥8 (∆SRI 5 = 8.7% p=0.23; ∆SRI-7 =16.3% p=0.003;  ∆SRI-8 =17.4% p=0.001, Figure 1).  Blisibimod was also effective in a subgroup of patients with severe lupus with baseline SELENA-SLEDAI ≥10 and receiving corticosteroids at any dose (n=278) utilizing more stringent response thresholds (∆SRI-5=13.8%, p=0.18; ∆SRI-7=28.9%, p=0.002; ∆SRI-8=31.1%, p<0.001, Figure 2 and Table 1).  Based on SELENA SLEDAI definitions, 76 subjects (13.9%) had renal involvement at baseline and 54 subjects had proteinuria equivalent ≥1g/24hr. Compared with baseline, decreases in proteinuria were observed with blisibimod from Week 12 through Week 52 in the subgroup of subjects with proteinuria equivalent ≥1 g/24hr at enrollment (Figure 3). Similarly, decreases in proteinuria were observed in subjects with proteinuria equivalent ≥0.5 g/24hr through Week 44.  Significantly greater reductions in proteinuria were also observed in a subgroup of subjects with active inflammation (ie low C3) and high anti-double-stranded DNA (anti-dsDNA) (Figure 3).

Secondary endpoints included safety, improvements in variant forms of the SRI (e.g. defined by greater improvements in SELENA-SLEDAI), effects on clinical response in subgroup of patients with greater baseline disease severities, time to lupus disease flare, improvements in proteinuria, improvements in biomarkers of inflammation (e.g. anti-dsDNA, complement C3 and C4), and changes in B-cell counts. In June of 2012 we completed dosing in the PEARL-SC study.

Using a higher treatment threshold of an eight-point reduction in the SELENA-SLEDAI, or an SRI-8 endpoint, in this enhanced subgroup population, the 200mg blisibimod treatment group demonstrated a 15.6% treatment difference compared to pooled placebo (41.7% versus 26.1%, p≤0.05) and 31.1% treatment difference compare to regimen-matched placebo (41.7% versus 10.6%, p<0.001) at 24 weeks. In this “severe” subgroup, separation of clinical response was evident as early as Week 8 and numerical improvements relative to placebo were maintained beyond Week 24. This “severe” subgroup is the population that we believe will benefit most from treatment with blisibimod, and is the population whom we are enrolling in our Phase 3 CHABLIS-SC studies. Significant and early decreases in proteinuria were also observed with blisibimod as early as Week 8 in subjects with baseline proteinuria equivalent ≥1g/24 hrs.  All doses of blisibimod demonstrated consistent serological response including reductions of B-cells, double-stranded-DNA antibodies and improvement in complement levels. Blisibimod was safe and well-tolerated at all dose levels with no meaningful imbalances in serious adverse events. Additional information and publications from the PEARL-SC clinical study can be found at www.anthera.com/studies_pearl-sc.htm.

Figure 1. Systemic Lupus Erythematosus Responder Index (SRI) at Various SELENA-SLEDAI Disease Improvement Levels
In Subjects Enrolled in the PEARL-SC Study (mITT Population)

According to data presented by Dr. Richard Furie at the American College of Rheumatology Annual Conference, Washington DC, 2012 in Figure 1, an SRI-5 responder achieved all of the following: ≥5 point improvement in SELENA-SLEDAI, and no new BILAG 1A or 2B organ domain scores, and no worsening (<0.3 increase) in Physician’s Global Assessment.  Across all subjects enrolled in the PEARL-SC study, the percent of subjects achieving the SRI-5 at 24 weeks was higher in subjects receiving the highest dose of blisibimod (200mg QW) compared with placebo.  SRI improvements compared with placebo were generally higher in subjects who attained SELENA–SLEDAI improvements of ≥6, ≥7, ≥8 (SRI-6, SRI-7 and SRI-8, respectively). Graphs show data for blisibimod (200mg QW) and treatment matched or pooled placebo administered subcutaneously for 24 weeks.

Figure 2. Systemic Lupus Erythematosus Responder Index (SRI) in Subjects with Baseline
SELENA-SLEDAI ≥10 and Receiving Steroids

According to data presented by Dr. Richard Furie at the American College of Rheumatology Annual Conference, Washington DC, 2012 in Figure 2, an SRI-5 responder achieved all of the following: ≥5 point improvement in SELENA-SLEDAI, and no new BILAG 1A or 2B organ domain scores, and no worsening (<0.3 increase) in Physician’s Global Assessment.  In a subgroup analysis of patients with severe lupus disease (SELENA–SLEDAI≥10 and receiving steroid at baseline, n=278), the percent of subjects achieving the SRI-5 was higher in subjects receiving the highest dose of blisibimod (200mg QW) compared with placebo.  SRI improvements compared with placebo were higher still in subjects who attained SELENA–SLEDAI improvements of ≥6, ≥7, ≥8 (SRI-6, SRI-7 and SRI-8, respectively). Graph shows data for blisibimod (200mg QW) and regimen matched placebo administered subcutaneously for 24 weeks.

Table 1.  The Proportion of Subjects with Severe Lupus Who Attained the Criteria for the SLE Responder Index at Week 24

	Pooled Placebo	200mg QW Placebo	200mg QW blisibimod	Real Difference versus Pooled Placebo	Real Difference versus 200mg QW Placebo
Total Study N	N=269	N=92	N=92
Subgroup N	N=138	N=47	N=48
SRI-5	47.1% N=65	40.4% N=19	54.2% N=26	+7.1% p=0.48	+13.8% p=0.18
SRI-5 + No Increase in Steroid Dose	43.5% N=60	38.3% N=18	52.1% N=25	+8.6% p=0.48	+13.8% p=0.18
SRI-6	46.4% N=64	38.3% N=18	54.2% N=26	+7.8% p=0.43	+15.9% p=0.12
SRI-7	28.3% N=39	12.8% N=6	41.7% N=20	+13.4% p=0.11	+28.9% p=0.002
SRI-8	26.1% N=36	10.6% N=5	41.7% N=20	+15.6% p=0.05	+31.1% p < 0.001

Analyses were conducted in the subgroup of subjects with more severe lupus (SELENA-SLEDAI score ≥10) at enrollment.  SLE Responder Index (SRI) is defined as patients who respond to treatment and achieve a reduction in SELENA-SLEDAI equal to or greater than the number indicated, no new BILAG 1A or 2B organ domain scores, and no increase in Physician's Global Assessment (PGA) of greater than 0.3 on a three point scale.

Figure 3.  Effects of Blisibimod on Proteinuria in Subjects with SLE Enrolled in the PEARL-SC Study

In subjects with baseline urinary protein excretion equivalent to 1-6g/24hrs, treatment with blisibimod resulted in significantly greater reductions in proteinuria compared to placebo from Week 8 through Week 24.  Furthermore, the observed treatment-related decreases in proteinuria resulted in near normalization of the proteinuria to ≤1g/24hrs in those subjects receiving blisibimod. Graphs show data from subgroups of patients defined by baseline proteinuria for blisibimod.  Separately, data are shown for the subgroup of subjects with high inflammatory biomarker status at enrollment, defined by low C3 and high anti-dsDNA autoantibodies at baseline.  Data are plotted for all pooled blisibimod dose levels as well as 200mg once-weekly and placebo administered subcutaneously for 24 weeks in the PEARL-SC trial.  See data presented by Dr. Richard Furie at the European League Against Rheumatology Annual Conference, Madrid, Spain 2013 in Figure 3.

In this study, statistically significant reductions in total B-cells were observed in patients treated with blisibimod compared with placebo due to its mechanism of BAFF inhibition. In addition, treatment with blisibimod was associated with significant improvements in lupus disease activity and lupus biomarkers, including anti-dsDNA antibodies, proteinuria, immunoglobulins including IgG and IgM, and complement components C3 and C4.  Blisibimod was safe and well-tolerated at all dose levels evaluated in this study, with no meaningful imbalances in serious adverse events or infections compared with placebo (see Table 2 in the next section).

Open-Label Extension Study in Patients Enrolled in PEARL-SC Study

In order to evaluate longer-term safety of blisibimod, patients with lupus who completed the PEARL-SC study were able to participate in an OLE study in which they were treated with active drug (blisibimod). The OLE study was opened in Q2 2012 and closed in Q2 2013 after subjects had completed a minimum of one year of continuous therapy with blisibimod. Interim data from the combined PEARL-SC and OLE studies were presented at the 2013 Annual Scientific Meeting of the American College of Rheumatology and Association of Rheumatology Health Professionals (ACR/ARHP). In addition, a case report was published summarizing observations in a patient who was randomized to placebo in the PEARL-SC study then experienced a rapid improvement in serum cryoglobulins upon initiation of blisibimod therapy in the OLE study (Golima et al., Rheumatology, 2013).

The emerging data for the OLE study corroborate the effects of 24-week therapy with blisibimod observed in the PEARL-SC study. Specifically, the improvements in proteinuria observed in the subgroup of patients with abnormal proteinuria at enrollment (Figure 4), were maintained over 52 weeks of continuous blisibimod therapy. In addition, the effects observed with blisibimod on peripheral B-cells, anti-dsDNA autoantibodies,  and complement C3 and C4 and immunoglobulins IgG and IgM observed over 24 weeks of dosing in the PEARL-SC study were found to be durable over 52 weeks of therapy through the OLE study (Figures 5 and 6). Blisibimod was safe and well-tolerated at all dose levels through the PEARL-SC and OLE studies, with no associated increase in risk of severe infection (Table 2).

Table 2.  Adverse Events and Serious Adverse Events Reported in the Phase 2 Placebo-controlled and OLE trials with Blisibimod in Patients with Lupus

	PEARL-SC		Open-Label
	Placebo	Blisibimod	Blisibimod
	N=266	N=280	N=380
Overview (% incidence)
AEs	85	82.5	60.5
Serious AEs	15.8	11.1	4.7
AEs Related to Study Drug	37.2	40	40
AEs Leading to Withdrawal	7.9	5.7	5.7
AEs Leading to Death	1.1	1.4	0
Severe Infection AEs	1.1	1.4	1.3
Severe Injection Site Reactions	0	0	0
Serious Adverse Events Occurring in >1 Subject, n(%)
Herpes zoster	2 (0.8)	2 (0.7)	0
Pneumonia	4 (1.5)	3 (1.1)	1 (0.3)
Urinary tract infections	2 (0.8)	2 (0.7)	1 (0.3)
SLE	3 (1.1)	2 (0.7)	0
Deep vein thrombosis	2 (0.8)	3 (1.1)	0
Cellulitis	0	0	3 (0.8)

The data from the Phase 2 program with blisibimod support the ongoing exploration of blisibimod’s efficacy and safety in the Phase 3 study in patients with lupus (CHABLIS-SC1) as well as the Phase 2 study in patients with IgA nephropathy (BRIGHT-SC1). Additional information for the OLE clinical studies can be found at www.anthera.com /studies_open-label-extension-study.htm.

Figure 4.   Durable Effects of Blisibimod on Proteinuria in the PEARL-SC and OLE Studies in Subjects with Lupus

According to data presented by Dr. Richard Furie at the American College of Rheumatology Annual Conference, San Diego 2013, in Figure 4, the significant improvements in proteinuria in patients with lupus randomized to blisibimod compared with placebo observed in the PEARL-SC study were found to be durable through their continuing exposure to blisibimod in the OLE study.  Graphs show data for blisibimod (all pooled dose levels as well as 200mg once-weekly) and placebo administered subcutaneously for 24 weeks in the PEARL-SC trial, and interim data for subjects who continued to receive blisibimod through the OLE trial are presented through Week 52.

Figure 5. Effects of Blisibimod on Lupus Biomakers in the Phase 2 PEARL-SC and Open-Label Extension Trials

According to data presented by Dr. Richard Furie at the American College of Rheumatology Annual Conference, San Diego 2013 in Figure 5, with its mechanism of BAFF inhibition, blisibimod treatment was associated with significant reductions in the numbers of total B-cells, anti-dsDNA antibodies, as well as significant increases in complement components C3 and C4.  Graphs show data for blisibimod (all pooled dose levels as well as 200mg once-weekly) and placebo administered subcutaneously for 24 weeks in the PEARL-SC trial, and interim data for subjects who continued to receive blisibimod through the OLE trial are presented through Week 52.

Figure 6. Effects of Blisibimod on Serum Immunoglobulins

According to data presented by Dr. Richard Furie at the American College of Rheumatology Annual Conference, San Diego 2013 in Figure 6, significant reductions in immunoglobulins IgG and IgM were observed with blisibimod compared with placebo during the placebo-controlled PEARL-SC study.  These effects were found to be durable in subjects who continued to receive blisibimod through the OLE study. The effects on immunoglobulins were not associated with infection risk, nor were alterations in white blood cells, monocytes, or neutrophils associated with blisibimod.  Graphs show data for blisibimod (all pooled dose levels as well as 200mg once-weekly) and placebo administered subcutaneously for 24 weeks in the PEARL-SC trial, and interim data for subjects who continued to receive blisibimod through the OLE trial are presented through Week 52.

Phase 3 Development of Blisibimod in Lupus

In the third quarter of 2012 at an End of Phase 2 meeting with the United States Food and Drug Administration, or FDA, we presented the results of the PEARL-SC clinical study and our plans for Phase 3 registration studies in patients with active lupus. As a result of this meeting we initiated patient enrollment in the initial Phase 3 CHABLIS-SC1 (Figure 7)  study in March 2013.

The Phase 3 studies (CHABLIS-SC1 and CHABLIS-SC2) are multicenter, randomized, double-blind, placebo-controlled studies designed to evaluate the efficacy, safety, tolerability and immunogenicity of blisibimod in patients with seropositive, clinically active lupus (SELENA-SLEDAI ≥ 10) who continue to have active disease despite stable corticosteroid therapy for treatment of their disease. Each study plans to randomize up to 400 patients to receive either 200mg of blisibimod or placebo for 52 weeks. As agreed with the FDA, the primary endpoint of the Phase 3 studies will be clinical improvement in the SRI-8 response at 52 weeks.

Figure 7. Phase 3 CHABLIS-SC1 Study Design

We believe the CHABLIS development program for blisibimod may offer a number of potential opportunities for differentiation versus the currently marketed BAFF antagonist and other novel B-cell directed therapies, including:

o	Clinical differentiation:

▪	Potential for improved clinical response due to enriched patient selection;

▪	A requirement that patients are receiving steroid therapy at time of randomization;

▪	An improved clinical efficacy endpoint which requires a larger eight-point reduction in the SELENA-SLEDAI;

▪	Potential to demonstrate reductions in lupus flares;

▪	Restricting background medications sooner and therefore demonstrating an earlier clinical benefit;

▪	4 BAFF binding domains, compared to the typical 2 domains; and

▪	1KD affinity for BAFF, compared to the typical 250-350 picomole;

o	Patient convenience: A convenient, at-home, patient-administered subcutaneous product;

o	Mechanism of action: Blisibimod is able to inhibit the activity of both membrane-bound and soluble BAFF;

o      Manufacturing and peptibody design:  Blisibimod represents a novel molecular structure, which confers manufacturing benefits and lower cost of goods based on a bacterial fermentation manufacturing process and utilizes multiple binding sites to achieve highest reported affinity for inhibition of BAFF;

•	Potential labeling differentiation: A second study (CHABLIS-SC2) will also aim to enroll patients with stable renal disease (lupus nephritis);

o
Manufacturing and peptibody design:  Blisibimod represents a novel molecular structure, which confers manufacturing benefits and lower cost of goods based on a bacterial fermentation manufacturing process and utilizes multiple binding sites to achieve highest reported affinity for inhibition of BAFF.

A futility analysis of clinical study is planned to be conducted by an independent unblinded statistician in mid-2014 after a minimum of 100 subjects have completed 24 weeks of treatment to confirm the clinical and commercial assumptions of the design of this study. This futility analysis is not intended to provide any rules for stopping for overwhelming efficacy, change in study sample size, or alteration of the study design.  Enrollment rates for the CHABLIS-SC1 study have exceeded our initial expectations.  An independent DSMB will convene to review the study at the end of March 2014 and mid-July 2014.  We enrolled more than 100 patients prior to the end of 2013. Continuing enrollment of the full 400 patients into the CHABLIS-SC1 trial is contingent on a positive outcome from this interim analysis. Regardless of the outcome of the interim analysis, all patients randomized into the CHABLIS-SC1 study will be allowed to complete the full 52 weeks of blinded treatment to provide additional safety and efficacy data for future regulatory filings for other potential indications for blisibimod. In addition to serving as a registration study for a potential lupus indication, we plan to include safety data from CHABLIS-SC1 in a potential IgA nephropathy marketing application for blisibimod. Additional information for the CHABLIS-SC1 clinical studies can be found at www.anthera.com/studies_chablis-sc1.htm.

Following recent input from the FDA, we submitted a second pivotal study, CHABLIS-SC2, to the FDA in the first quarter of 2014. This study is planned to enroll patients with clinical diagnosis of lupus with or without renal disease, including patients with glomerulonephritis and patients who may have had a previous diagnosis of lupus nephritis. It is anticipated that these two CHABLIS studies, along with long-term safety observations from the CHABLIS-Open-Label Extension Study will form the basis of approval for blisibimod as a treatment for lupus patients with active disease despite the use of steroids.

Development of Blisibimod for Orphan Indications

BRIGHT-SC1 Phase 2b Clinical Study in Patients with IgA Nephropathy

We intend to study blisibimod in B-cell mediated autoimmune diseases such as IgA nephropathy (Berger’s disease). According to the National Organization of Rare Disease, or NORD, IgA nephropathy, an orphan indication, is believed to affect approximately 130,000 people annually in the United States. In Asia, a similar prevalence to the United States would be estimated to affect over 500,000 people annually. In Asia, routine urinalyses are often performed for school children, and renal biopsies are performed for any patients with asymptomatic hematuria, thus raising the reported prevalence of the disease. According to the National Kidney and Urologic Diseases Information Clearinghouse, 25% of adults with IgA nephropathy eventually develop total kidney failure. IgA is a human antibody that helps the body fight infections. IgA nephropathy may occur when plasma B-cells express excessive amounts of abnormal IgA and immune complexes containing this immunogenic protein are deposited in the kidneys. These IgA deposits build up inside the small blood vessels of the kidney and as a result kidney glomeruli become inflamed and damaged, leading to leakage of blood and protein into urine. According to a recent publication in the New England Journal of Medicine (Wyatt & Julian, 2013), primary IgA nephropathy occurs at any age, most commonly with clinical onset in the second and third decades of life, and a large number of cases eventually progress to renal failure.

Figure 8.  Progression to Renal Failure Amongst Patients with IgA Nephropathy

Data for the cumulative renal survival rate observed from the time of renal biopsy until a diagnosis of end-stage renal disease in 1,012 patients with IgA Nephopathy (Presented by Moriyama and colleagues at the American Society of Nephrology, 2013).

Similar to patients with other autoimmune diseases such as lupus, in IgA nephropathy, elevated levels of BAFF are associated with disease activity.  In patients with IgA nephropathy, levels of BAFF are significantly higher than in healthy patients.  In IgA nephropathy, increased plasma B-cells express immunogenic IgA that forms immune complexes that deposit in renal tissue and lead to renal inflammation and damage that can progress to renal failure and end-stage renal disease.  Significant reductions in plasma B-cells were observed in previous clinical studies of patients with lupus with another BAFF inhibitor antibody, belimumab.  In our PEARL-SC Phase 2b study, significant reductions in total B-cells as well as significant improvements in proteinuria and increases in complement C3 were observed with blisibimod in lupus patients. We believe inhibition of BAFF may reduce proliferative B-cells and plasma B-cells, reduce serum levels of IgA and therefore reduce progressive renal damage in patients with IgA nephropathy.

Figure 9:  Effect of Proteinuria on Renal Survival in IgA Nephropathy

The BRIGHT-SC1 study (Figure 10) is a Phase 2/3 multicenter, randomized, double-blind, placebo-controlled study to evaluate the efficacy, safety, tolerability and immunogenicity of blisibimod in IgA nephropathy. Initially we intend to enroll up to 48 patients with biopsy-proven IgA nephropathy who have proteinuria greater than one gram per 24 hours (1g/24hr) and are receiving standard of care medication including angiotensin converting enzyme inhibitors and angiotensin receptor blockers. We initiated our BRIGHT-SC1 study in the second quarter of 2013.  Patients will receive 300mg weekly blisibimod or placebo subcutaneously during the first 8 weeks of therapy, the induction phase, followed by 24 weeks of 200mg weekly blisibimod or placebo, the maintenance phase. When the first 48 patients have completed eight weeks of treatment we plan to conduct an interim analysis to determine the effect of blisibimod on proteinuria and other relevant renal biomarkers such as IgA and IgG levels.

Figure 10.  Phase 2/3 BRIGHT-SC Study Design

In May 2013, we met with the FDA to discuss the blisibimod development program for IgA nephropathy. As a result of feedback from the FDA on the potential use proteinuria as the endpoint for Subpart E approval for blisibimod, we have amended the BRIGHT-SC study endpoints during the fourth quarter of 2013.  The amendment serves to both transform BRIGHT-SC1 into a pivotal Phase 3 study and adjust its endpoints to paitents achieving less than 1 gram of proteinuria per 24 hours at 24 weeks. Upon implementation of this new amendment it is our intention to use the BRIGHT-SC study as one of two studies necessary to support the marketing approval of blisibimod for the treatment of IgA nephropathy under the accelerated approval pathway (FDA Subpart E). In addition, the FDA indicated a requirement for us to provide confirmatory data from a post-marketing study which would include measurement of clinical endpoints, such as changes in kidney function, progression to dialysis and death in patients previously enrolled in the two registration studies and a third outcomes study. Additional information about the BRIGHT-SC clinical study can be found at www.anthera.com/studies_bright-sc.htm.

In June 2013, we met with the Japanese Pharmaceutical and Medical Devices Agency, or PMDA, to discuss the development of blisibimod for the treatment of IgA nephropathy in Japan. At this initial meeting, the PMDA agreed to consider a change in proteinuria as the basis for an initial approval of blisibimod for the treatment of IgA nephropathy. Additional discussions with the PMDA regarding development of blisibimod in Japan are planned for the second quarter of 2014.

In December 2013, we submitted an Investigational New Drug application, or IND, to the Division of Cardiovascular and Renal Products of the FDA for the investigation of blisibimod in IgA nephropathy. This submission incorporated feedback from both the initial meetings with the FDA and PMDA and included a second clinical study protocol, BRILLIANT-SC1.

Phase 2 (AN-MMY3321) Clinical Study in Patients with Multiple Myeloma

We intend to study blisibimod in B-cell mediated hematologic diseases such as multiple myeloma. According to the NORD, multiple myeloma is a rare disease that afflicted an estimated 21,700 new individuals in the United States in 2012.  Approximately 100,000 patients are believed to have multiple myeloma in the United States.  Multiple myeloma is associated with over-production and altered function of cancerous forms of plasma cells in the bone marrow.  The disease presentation often includes bone pain, elevated calcium in the blood, anemia, clotting disorders and a loss of function of the immune system with a resulting increase in infection risk.  Multiple myeloma typically presents during the 4th to 7th decades of a patient’s life and has a median survival rate of 2-4 years for patients with Stage II - III disease.

BAFF is known to be elevated in patients with multiple myeloma, and the BCMA receptor (or B-cell Maturation Antigen receptor) which binds to BAFF and a proliferation-inducing ligand (or APRIL) and increases survival of plasma cells is also expressed on multiple myeloma cells.  It is therefore not surprising that survival of patient-derived multiple myeloma cells is decreased in the presence of a BAFF inhibitor when administered on its own or in combination with steroid or lenalidomide.  Furthermore, in an animal model of disease induced by human multiple myeloma cells, BAFF inhibition was found to increase survival and decrease disease-associated bone lesions. In a recently completed, open-label, Phase 1 trial the BAFF inhibitor tabalumab was associated with a 55% increase in overall response rate in patients with multiple myeloma with a concomitant decrease in immunoglobulins secreted form multiple myeloma cells (called M proteins).

We plan to initiate a Phase 2 study in the second half of 2014 to evaluate the effects of blisibimod on survival, progression, and biomarkers in patients with relapsed or refractory multiple myeloma treated with at least one prior regimen.  Additionally, we plan to seek advice on our clinical development plans in multiple myeloma with the Division of Hematology Products of the FDA in mid-2014.

Market Opportunity

Lupus

Lupus is an autoimmune disorder that involves inflammation that causes swelling, pain and tissue damage throughout the body. Lupus can affect any part of the body, but especially the skin, heart, brain, lungs, joints and kidneys. The course of the disease is unpredictable, with periods of illness, called flares, alternating with remission. Although lupus may affect people of either sex, women are 10 times more likely to suffer from the disease than men, according to the Lupus Foundation of America. The Alliance for Lupus Research reports up to 1.5 million people have lupus in the United States.  It is estimated that approximately 10% of people with lupus are treated in the United States.  These patients are further categorized into three disease categories ranging from mild, moderate, to severe.  Based on the results from our PERAL SC study, we believe patients in the moderate to severe disease categories, which approximate 30,000 to 40,000, are likely to benefit most from treatment with blisibimod and this is the population whom we are enrolling in our Phase 3 CHABLIS-SC studies..  Lupus Europe estimates that one in 750 women in Europe suffer from lupus and that lupus is a worldwide disease more common in some races than others.

Patients with active lupus may have a broad range of symptoms related to the inflammation. Inflammation of the brain may cause seizures and other neurologic abnormalities. Inflammation of the heart may cause heart failure or sudden death. Lung inflammation may cause shortness of breath. Lupus may also cause swollen joints, proteinuria and severe rash. In addition, patients with lupus nephritis may require kidney dialysis or eventual transplantation.

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

IgA Nephropathy

Immunoglobulin A (IgA) is an antibody that plays a critical role in mucosal immunity.  IgA nephropathy (also known as IgA nephritis or Berger's disease) is a form of glomerulonephritis (inflammation of the glomeruli of the kidney) and a principal cause of end-stage renal disease.  IgA is a human antibody that helps the body fight infections.  IgA nephropathy occurs when too much of this protein, especially aberrant and immunogenic forms of IgA, is deposited in the kidneys.  These immunogenic IgA immune complexes deposit inside the small blood vessels of the kidney and as a result kidney glomeruli become inflamed and damaged,  leading to leakage of blood and protein into urine.  The classic presentation (in 40-50% of the cases) of signs and symptoms in patients with IgA nephropathy is episodic frank hematuria which usually starts within a day or two of a non-specific upper respiratory tract infection or (less commonly) gastrointestinal or urinary infection. All of these infections have in common the activation of mucosal defenses and hence IgA antibody production.

According to NORD, primary IgA nephropathy occurs at any age, most commonly with clinical onset in the second and third decades of life and a large number of cases eventually progress to renal failure.  Men are affected three times as often as women.  There is also a striking geographic variation in the prevalence of IgA nephropathy throughout the world.  In the United States, IgA nephropathy is considered an orphan disease as it is believed to affect approximately 130,000 people annually, although this number might prove to be higher with more robust screening. In Asia, routine urinalyses are performed for school children, and renal biopsies are performed for patients with asymptomatic hematuria and the reported prevalence of the disease is much higher.  For example, in Japan, IgA nephropathy is estimated to affect over 350,000 people annually.  According to the National Kidney and Urologic Diseases Information Clearinghouse, 25% of adults with IgA nephropathy eventually develop total kidney failure.

Multiple Myeloma

According to NORD, multiple myeloma is a rare disease that afflicted an estimated 21,700 new individuals in the US in 2012.  Approximately 100,000 patients are believed to have multiple myeloma in the US.  Multiple myeloma is associated with over-production and altered function of cancerous forms of plasma cells in the bone marrow.  The disease presentation often includes bone pain, elevated calcium in the blood, anemia, clotting disorders, and a loss of function of the immune system with a resulting increase in infection risk.  Multiple myeloma typically presents in during the 4th to 7th decades of a patient’s life and has a median survival rate of 2-4 years for patients with Stage II - III disease.

Blisibimod Manufacturing Strategy

In December 2011, we completed the manufacturing site transfer from Amgen Inc., or Amgen, to our contract manufacturing organization, or CMO (Fujifilm Diosynth Bioservices, or Fujifilm).  We also scaled up manufacturing from 300 liters up to 3,000 liters.  Two batches of blisibimod produced under U.S. and EU good manufacturing procedures, or GMPs, at the 3,000 liter scale passed all physical quality specifications and comparability assessments.  Data from our first 3,000 liter manufacturing campaign was submitted to the FDA and product from this batch was released for use in the PEARL-SC and OLE studies.

We have successfully manufactured blisibimod at launch scale volumes to support the CHABLIS-SC1 and BRIGHT-SC1 studies. Additionally, in late 2013, we initiated activities for large-scale purification of our next batch of blisibimod with Fujifilim.  Final product from this product manufacturing campaign is expected to provide sufficient placebo and blisibimod syringes for completion of the CHABLIS-SC1 clinical study and the initiation of the second pivotal clinical study in patients with lupus.  Furthermore, we plan to develop an auto injector strategy for the product presentation at launch in 2014.

Blisibimod Regulatory Strategy

Lupus

The Phase 3 program for blisibimod was presented to the European Medicines Agency (EMA, Scientific Advice) in the second quarter of 2012, to the FDA in the third quarter of 2012 (End-of-Phase 2 meeting) and to the FDA in a follow-up advice procedure in the third quarter of 2013 (Type C request to which the FDA provided written responses in lieu of a meeting).  The Phase 3 CHABLIS-SC program incorporates feedback and advice obtained from both regulatory agencies.  The Phase 3 studies (CHABLIS-SC1 and CHABLIS-SC2) are planned to be multicenter, placebo-controlled, randomized, double-blind studies of similar design intended to evaluate the efficacy, safety, tolerability and immunogenicity of blisibimod in patients with clinically active lupus (SELENA-SLEDAI > 10) who require corticosteroid therapy in addition to standard of care for treatment of their disease.  The second Phase 3 study, CHABLIS SC-2, includes modifications to enrich for the enrollment of patients with lupus and nephritis.  Each study plans to randomize approximately 400 patients to receive either 200mg of blisibimod or placebo for 52 weeks.  The statistical analysis plan for CHALIS SC-1 has been amended to reflect advice received from the FDA.  Amended CHALIS-SC1 and CHABLIS SC-2 protocols were submitted to the FDA in the first quarter of 2014.

IgA Nephropathy

An Investigational New Drug application, or IND, submitted to the Division of Cardiovascular and Renal Products of the FDA for the investigation of blisibimod in IgA nephropathy, is now in effect. This IND incorporated feedback from both the initial meetings with the FDA and PMDA and included a second clinical study protocol, BRILLIANT-SC1.  The meeting with the FDA in May 2013 focused on the choice of primary endpoints for an approval in the post-marketing setting.  Among the discussion points with the FDA and later with the PMDA was the use of a substantial reduction in proteinuria to establish the efficacy of blisibimod in IgA nephropathy.  Additional feedback from FDA on the IgA nephropathy program is anticipated in the second quarter of 2014.  Further discussion of the proteinuria endpoint, as well as the inclusion of Japan in a global harmonized program of studies in IgA nephropathy will take place at the PMDA in April 2014.

We anticipate submitting an application to designate blisibimod as a breakthrough therapy in the treatment of IgA nephropathy.  The recent Food and Drug Administration Safety and Innovation Act (FDASIA) provide a number of mechanisms intended to expedite the review and development of drugs for serious or life-threatening conditions.

Historical Clinical Studies By Licensor

Blisibimod, a peptibody directed against BAFF, was developed as an alternative to antibodies and is produced in Escherichia coli bacterial culture as opposed to antibodies that are typically produced in mammalian cell culture. Prior to our in-licensing of blisibimod, our licensor, Amgen, completed two Phase 1 clinical studies of blisibimod in lupus patients to evaluate the safety and pharmacokinetics of single and multiple doses of the drug using intravenous and subcutaneous formulations. The randomized, placebo-controlled, dose-escalation Phase 1a clinical study evaluated blisibimod as a single intravenous or subcutaneous therapy among 56 lupus patients. Intravenous doses included 1, 3 and 6mg/kg, and subcutaneous doses included 0.1, 0.3, 1 and 3mg/kg. The primary endpoint was to assess the safety and tolerability of single dose administrations of blisibimod. Secondary endpoints were designed to assess the plasma pharmacokinetic profile and immunogenicity of blisibimod. Results from this clinical study indicated the safety and tolerability of blisibimod administered as a single intravenous or subcutaneous dose was comparable to placebo. Single doses of blisibimod exhibited linear pharmacokinetics after both intravenous and subcutaneous administration. There were comparable adverse events between the blisibimod and placebo groups with no deaths reported. In addition, no neutralization antibodies were seen across all doses. The most common adverse events were nausea (15%), headache (10%), upper respiratory tract infection (10%) and diarrhea (8%).

Blisibimod was evaluated in a randomized, placebo-controlled, multi-dose Phase 1b clinical study as an intravenous or subcutaneous therapy among 63 lupus patients. The intravenous dose was 6mg/kg, and subcutaneous doses included 0.3, 1 and 3 mg/kg. Patients received their doses of blisibimod or placebo once-weekly for four weeks. The primary endpoint was to assess the safety and tolerability of multiple dose administrations of blisibimod. Secondary endpoints were designed to assess the plasma pharmacokinetic profile and immunogenicity of blisibimod after multiple doses. Results showed that multiple doses of blisibimod exhibited dose-proportional pharmacokinetics after both intravenous and subcutaneous administration. Further, results demonstrated a significant decrease in total B-cells as early as 15 days after beginning treatment, and total B-cell reduction (up to approximately 60-70% of baseline) reached its nadir after about 160 days of therapy. By six months after beginning treatment, the B-cell populations had returned to baseline levels. Further analyses of B-cell subsets found that naïve B-cells and activated B-cells were significantly decreased while memory B-cells were transiently significantly increased following treatment with blisibimod, consistent with a correction of the B-cell abnormalities reported in lupus patients.

There were no deaths reported between the blisibimod and placebo groups. Few neutralization antibodies were seen, and all resolved in subsequent visits. Based on these results and published data from competitor studies, we conducted a Phase 2b clinical study evaluating blisibimod in lupus patients from the second half of 2010 to the third quarter of 2012.

Our Strategy

Our objective is to develop and commercialize our product candidate to treat serious diseases associated with inflammation, including autoimmune diseases and hematological malignancies. To achieve these objectives, we intend to initially focus on the following activities.

Advancing Clinical Development of Blisibimod

We are advancing the development of blisibimod to exploit the broad potential clinical utility of BAFF antagonism. We have completed a Phase 2b clinical study with blisibimod in patients with lupus and plan to continue the advancement of blisibimod in a Phase 3 registration program in lupus and IgA nephropathy and a Phase 2 clinical development in multiple myeloma in 2014.  We may opportunistically enter into collaborations with third parties for development of blisibimod in lupus or in other B-cell mediated diseases, such as IgA nephropathy, lupus nephritis, multiple myeloma, vasculitis, idiopathic thrombocytopenia purpura, and others that may benefit from BAFF antagonism, including securing corporate partners whose capabilities complement ours.

Orphan Indications with Blisibimod

Orphan indications in renal diseases represent a substantial untapped opportunity.  We intend to build an orphan path upon the secondary data we collected from our Phase 2b PEARL-SC study and recently published renal effects of Benlysta®.  It is anticipated that the data will help us select an appropriate orphan path to supplement our approach in lupus.  We believe that this orphan approach will further differentiate blisibimod from other anti-BAFF molecules.

The progression of patients with IgA nephropathy and lupus nephritis to end-stage renal disease poses a considerable cost and societal burden.  We believe improvement in patient outcomes will allow for premium orphan pricing for blisibimod.  In addition, we believe successful outcomes in our clinical studies targeting IgA nephropathy will support future lifecycle expansion for blisibimod. Furthermore, disease-specific dosing regimens may enable product commercialization at substantially different price points.

Multiple myeloma is also a rare disease with clear unmet medical need.  The proposed mechanism of action of blisibimod in this disease is to decrease survival of the disease-causing multiple myeloma cells.  This proposal is supported by the observed increase in BAFF levels in patients, as well as data with BAFF inhibitors showing decreased survival of multiple myeloma cells and improvements in survival and bone lesions in animals transformed with human multiple myeloma.  The cost and societal burden of multiple myeloma are considerable as the disease typically presents during the 4th to 7th decades of a patient’s life, and the median survival is 2-4 years for patients with Stage II - III disease.

Developing Commercial Strategies Designed to Maximize Our Product Candidate’s Market Potential

Our product candidate is focused on highly-specialized physician segments, such as rheumatologists and nephrologists. We believe that we can build a small, focused sales force capable of marketing our products effectively in acute care and orphan indications.  In other chronic indications, we intend to seek commercial collaborations with companies that have a large, dedicated sales force focused on general practitioners and we plan to seek commercialization partners for products in non-specialty and international markets.

Competition

Our industry is highly competitive and subject to rapid and significant technological change. Our potential competitors include large pharmaceutical and biotechnology companies, specialty pharmaceutical and generic drug companies, academic institutions, government agencies and research institutions. We believe that key competitive factors that will affect the development and commercial success of our product candidate are efficacy, safety and tolerability profile, reliability, convenience of dosing, price and reimbursement.

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

Approved Categories of Drugs

Lupus

Human Genome Sciences, Inc. and partner GlaxoSmithKline plc (GSK) obtained FDA approval for Benlysta® (belimumab) in 2011 for the treatment of lupus. Benlysta®, the first novel therapy approved in the last 50 years, was acquired by GSK in July 2012. Other current therapies such as non-steroidal anti-inflammatory drugs, or NSAIDs, corticosteroids, anti-malarials and immunosuppressants generally act to hold back broadly the proliferation of many types of cells, including white blood cells. However, use of these agents is often associated with limited efficacy or significant adverse events and broad immune suppression.

Several new biological agents under development have targeted BAFF (like Benlysta®) and other B-cell related pathways for the treatment of lupus. These product candidates include tabalumab (LY2127399) from Eli Lilly and Company, atacicept, or TACI-Ig, from ZymoGenetics Inc. and epratuzumab from Immunomedics, Inc. Other pathways targeting both B-cell and non-B-cell mechanisms are in earlier-phase clinical trials, such as Lupuzor from ImmuPharma plc; anti-inhibitors of interferon (IFN) alpha, MEDI-545 and MEDI-546 and rontalizumab; the anti-IFN gamma antibody AMG 811; toll-like receptor inhibitors; the anti-interleukin 6 antibody sirukumab; the phosphodiesterase 4 inhibitor CC-10004; the anti-CD74 monocloncal antibody milatuzumab; and inhibition of B7 related protein (B7RP-1) pathway with AMG 557. We believe that blisibimod may offer potential differentiation from these agents, including demonstrated dosing flexibility with both subcutaneous and intravenous delivery; selective modulation and reduction of relevant B-cell types in lupus patients; the ability to inhibit the activity of both membrane-bound and soluble BAFF; the use of a bacterial expression platform which is expected to translate to lower manufacturing costs compared with therapeutic antibodies; and distinct patent protection based on a novel and proprietary technology developed and commercialized by Amgen.

B-Cell Targeting Drugs Under Late-Stage Clinical Development

Compound	Stage	Company	Indications	Notes
Benlysta® (intravenous and subcutaneous)	Approved Phase 2/3	GlaxoSmithKline plc	Lupus (approved), Lupus Nephritis, Myasthenia Gravis, Idiopathic Membranous Nephropathy Vasculitis, Pediatric Lupus
•     Monoclonal antibody against soluble BAFF
•     Positive results reported in two Phase 3 clinical studies
•     Phase 3 trials in lupus (evaluating subcutaneous administration) and lupus nephritis ongoing
•     Phase 2 open-label trial in membranous nephropathy ongoing

Tabalumab (LY2127399) (subcutaneous and intravenous)	Phase 3	Eli Lilly and Company	Lupus, Multiple Myeloma	• Monoclonal antibody against BAFF inhibits soluble and membrane-bound BAFF • Phase 3 rheumatoid arthritis program terminated • TACI receptor fused to human Fc which targets BAFF and APRIL
Epratuzumab (intravenous)	Phase 3	Immunomedics, Inc./UCB S.A.	Lupus, Non-Hodgkin’s Lymphoma Acute Lymphoblastic Leukemia
•     Humanized antibody against CD-22, an agent that specifically targets B-cells and leads to decreased activity of peripheral B-cells

•     Improvements in disease activity reported in placebo-controlled as well as longer-term OLE studies
•     Phase 3 clinical studies in severe lupus ongoing

Atacicept (intravenous and subcutaneous)	Phase 3 Phase 2	ZymoGenetics Inc./Merck Serono S.A.	Lupus	• Decreased incidence of lupus flares in patients with severe lupus reported from Phase 2/3 trial
Lupuzor (subcutaneous)	Phase 3	ImmuPharma plc	Lupus	• Modulates CD 4 T cells • Positive Phase 2b clinical study results

Intellectual Property

Our policy is to pursue, maintain and defend patent rights, developed internally and licensed from third parties, to protect the technology, inventions and improvements that are commercially important to the development of our business. We also rely on trade secrets that may be important to the development of our business.

Our success will depend significantly on our ability to:

•	obtain and maintain patent and other proprietary protection for the technology, inventions and improvements we consider important to our business;

•	defend our patents;

•	preserve the confidentiality of our trade secrets; and

•	operate our business without infringing the patents and proprietary rights of third parties.

Blisibimod

As of the date of this report, our blisibimod patent portfolio includes:

•	Three U.S. patents;

•	One pending U.S. non-provisional patent application;

•
Two European Patents, or EP patents, each validated in one or more of Albania, Austria, Belgium, Cyprus, Denmark, Finland, France, Germany, Greece, Ireland, Italy, Latvia, Liechtenstein, Lithuania, Luxembourg, Monaco, the Netherlands, Portugal, Romania, Slovenia, Spain, Sweden, Switzerland, Turkey and the United Kingdom;

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

We hold exclusive worldwide licenses from Amgen to all of these patents and patent applications. In addition, we hold a non-exclusive worldwide license to one pending U.S. non-provisional patent application, one EP patent, one pending EP patent application, and over 50 non-EP foreign patents and pending patent applications relating to general peptibody compositions and formulations.

The exclusively licensed U.S. patents are currently scheduled to expire in May 2022 and November 2023. Depending upon the timing, duration and specifics of FDA approval of blisibimod, one of these U.S. patents (or another patent issuing from a related patent application) is expected to be eligible for a patent term restoration of up to five years under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch-Waxman Act. See “—Regulatory Matters—Patent Term Restoration and Marketing Exclusivity.” This could extend the expiration date of the U.S. Patent to as late as May 2027 or November 2028, depending on which patent the term restoration is applied to. We intend to pursue pediatric exclusivity as well, which could add an additional six months to the patent term. The EP patents are currently scheduled to expire in May 2022. One of these patents is expected to be eligible for a Supplementary Protection Certificate of up to five years, which could extend the expiration date to May 2027.

The U.S. patent system permits the filing of provisional and non-provisional patent applications. A non-provisional patent application is examined by the United States Patent and Trademark Office, or USPTO, and can mature into a patent once the USPTO determines that the claimed invention meets the standards for patentability. A provisional patent application is not examined, and automatically expires 12 months after its filing date. As a result, a provisional patent application cannot mature into a patent. The requirements for filing a provisional patent application are not as strict as those for filing a non-provisional patent application. Provisional applications are often used, among other things, to establish an early filing date for a subsequent non-provisional patent application.

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

We are aware of two families of third-party U.S. patents and pending foreign applications that contain broad claims related to BLyS or BAFF binding polypeptides. Based on our analyses, if these patents were asserted against us, we do not believe that blisibimod would be found to infringe any valid claim of these patents. If we were to challenge the validity of any issued U.S. patent in court, we would need to overcome the presumption of validity that attaches to every U.S. patent by presenting clear and convincing evidence as to the invalidity of the patent’s claims. There is no assurance that a court would find in our favor on questions of infringement or validity, and we could incur substantial costs in litigation if we are required to defend against patent suits brought by third parties or if we initiate these suits. If third-party patents are determined to be valid and construed to cover blisibimod, the development and commercialization of this program could be affected, subjecting us to potential liability for damages and possibly  requiring us to obtain a license to continue marketing the affected product. Such a license may not be available on commercially acceptable terms, if at all.

Current License Agreement

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

Pursuant to the terms of the license agreement, we have paid $6.0 million in license fees to Amgen for blisibimod. In addition, we are required to make various milestone payments upon the achievement of certain development, regulatory and commercial objectives, including payment upon commencement of the first Phase 3 clinical study for any blisibimod formulation in the United States, European Union or Japan. We are also required to pay up to $10.0 million upon achievement of certain pre-approval clinical development milestones and up to $23.0 million upon achievement of certain post-approval milestones. Furthermore, we are required to make tiered quarterly royalty payments on net sales, which increase as a percentage from the high single digits to the low double digits as net sales increase. Our royalty payment obligations for a particular product in a particular country begin on the date of the first commercial sale of the licensed product in that country, and end upon the later of 10 years from the date of first commercial sale in that country or the expiration date of the last valid claim of a licensed patent that covers the manufacture, use or sale, offer to sell or import of the product.

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

Our contract manufacturers obtain the raw materials for the drug substances and drug products required for our clinical studies from a variety of sources.  We believe that this will provide a sufficient supply of these raw materials and drug product to meet our needs for the foreseeable future. We do not have in place long term supply agreements with respect to all of the components of any of our pharmaceutical systems, however, and are subject to the risk that we may not be able to procure all required components in adequate quantities with acceptable quality, within acceptable time frames or at reasonable cost.

Our research and development activities involve the controlled use of potentially hazardous substances, including toxic chemical and biological materials. Accordingly, we are subject to federal, state and local laws governing the use, handling and disposal of these materials. We believe that our safety procedures for handling and disposing of these materials comply in all material respects with the standards prescribed by local, state and federal regulations.

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

Regulatory Matters

Government Regulation and Product Approval

Government authorities in the United States at the federal, state and local level and other countries extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, marketing, export and import of products such as those we are developing. Our product candidate must be approved by the FDA through the new drug application, or NDA, process, and our biological product candidate, blisibimod, must be approved by the FDA through the biologics license application, or BLA, process before they may legally be marketed in the United States.

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

The FDASIA includes a provision that allows sponsors to request that their drug be designated as a Breakthrough Therapy.  The goal of this program is to expedite the development and review of a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition if preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development.  The FDA actions to expedite the development of a Breakthrough Therapy include (a) holding meetings with the sponsor and the review team throughout the development of the drug, (b) providing timely advice to and interactive communication with the sponsor regarding the development of the drug to ensure that the development program to gather the nonclinical and clinical data necessary for approval is as efficient as practicable (c) involving senior managers and experienced review staff, as appropriate, in a collaborative, cross-disciplinary review, (d) assigning a cross-disciplinary project lead for the FDA review team to facilitate an efficient review of the development program and to serve as a scientific liaison between the review team and the sponsor and (e) taking steps to ensure that the design of the clinical trials is as efficient as practicable, when scientifically appropriate, such as by minimizing the number of patients exposed to a potentially less efficacious treatment.

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

Reimbursement

Sales of pharmaceutical products depend significantly on the availability of third-party reimbursement. Third-party payors include government health administrative authorities, including, at the federal and state level, managed care providers, private health insurers and other organizations. We anticipate third-party payors will provide reimbursement for our product. However, these third-party payors are increasingly challenging the price and examining the cost-effectiveness of medical products and services. In addition, significant uncertainty exists as to the reimbursement status of newly approved health care products. We may need to conduct expensive pharmacoeconomic studies in order to demonstrate the cost-effectiveness of our products. Our product candidate may not be considered cost-effective. It is time consuming and expensive for us to seek reimbursement from third-party payors. Reimbursement may not be available or sufficient to allow us to sell our product on a competitive and profitable basis.

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

Employees

As of December 31, 2013, we had 25 employees.  All of our employees are engaged in administration, finance, clinical, regulatory and business development functions. None of our employees are represented by a labor union, and we believe that our relations with our employees are good.

Reverse Split of Common Stock

On July 15, 2013, the Company effectuated a 1-for-8 reverse split of its outstanding common stock. All references to shares of common stock outstanding and per share data for all periods presented in the accompanying consolidated financial statements and notes thereto have been adjusted to reflect such reverse split.

Other Available Information

We are subject to the information requirements of the Exchange Act. Therefore, we file periodic reports, proxy statements and other information with the Securities and Exchange Commission (SEC), which may be obtained by visiting the Public Reference Room of the SEC at 100 F Street, NE, Washington, D.C. 20549 or by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically.

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

ITEM 1A.  RISK FACTORS

Before you decide to invest in our common stock, you should carefully consider the risks described below, together with the other information contained in this Annual Report on Form 10-K, including the consolidated financial statements and the related notes that appear at the end of this report. We believe the risks described below are the risks that are material to us as of the date of this report. If any of the following risks occur, our business, financial condition, results of operations and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock could decline, and you may lose all or part of your investment.

Risks Related to Our Financial Condition and Capital Requirements

We have incurred significant losses since our inception and anticipate that we will incur continued significant losses for the foreseeable future.

We are a development stage company with nine years of operating history. We have focused primarily on developing our three product candidates, blisibimod, varespladib and varespladib sodium. The two latter product candidates were terminated in March 2012. We have financed our operations exclusively through equity offerings, private placements of convertible debt, and debt financings and incurred losses in each year since our inception in September 2004. As of December 31, 2013, we had an accumulated deficit of approximately $287.2 million. Substantially all of our losses resulted from costs incurred in connection with our product development programs and from general and administrative costs associated with our operations.

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

Our ability to generate revenue and achieve profitability depends on our ability, alone or with collaborators, to successfully complete the development of our product candidate, conduct preclinical tests in animals and clinical studies in human beings, obtain the necessary regulatory approvals for our product candidate and commercialize any approved products. We have not generated any revenue from our development-stage product candidate, and we do not know when, or if, we will generate any revenue. The commercial success of our development-stage product candidate will depend on a number of factors, including, but not limited to, our ability to:

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

Our drug discovery efforts may not produce any other viable or marketable product candidate.

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

As of the date of this report, we anticipate that our existing cash and cash equivalents will enable us to meet our obligations and sustain our operations through at least the next 12 months. Changing circumstances may cause us to consume capital significantly faster than we currently anticipate. Additional financing may not be available when we need it or may not be available on terms that are favorable to us. If adequate funds are not available to us on a timely basis, or at all, we may be required to:

•	terminate, reduce or delay clinical studies or other development activities for our product candidate; or

•
terminate, reduce or delay our (i) pursuit of strategic collaborations with others relating to the development of our product candidate or (ii) other activities that may be necessary to commercialize our product candidate, if approved for sale.

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

We were incorporated in September 2004. Our operations to date have been limited to organizing and staffing our company, acquiring product and technology rights, conducting product development activities for our product candidate, blisibimod, varespladib and varespladib sodium (the two latter product candidate were terminated in March 2012), and performing research and development. We have not yet demonstrated an ability to obtain regulatory approval for or commercialize a product candidate. Consequently, any predictions about our future performance may not be as accurate as they could be if we had a history of successfully developing and commercializing pharmaceutical products.

Risks Associated with Development and Commercialization of Our Product Candidate

We depend substantially on the success of our product candidate which is still under clinical development. We cannot assure you that our product candidate will receive regulatory approval or be successfully commercialized.

To date, we have not obtained marketing approval for, or marketed, distributed or sold any product candidate. The success of our business depends primarily upon our ability to develop and commercialize our product candidate successfully.

Our product candidate blisibimod has completed several Phase 1 and Phase 2 clinical studies. In July 2010, we received clearance from the FDA to begin recruitment of patients with lupus into the PEARL-SC Phase 2b clinical study. In November 2010, we placed a voluntary hold on the PEARL-SC study due to problems found with vials. Patient enrollment in the study was temporarily suspended and dosing was discontinued in patients who were enrolled in the study while we conducted an analysis of the problem. We resolved the issues found with the vials in December 2010. After analysis, simulation and consultation with industry experts, we determined that shipping on dry ice was the root cause of the issue. Shipping logistics were modified and we reinitiated enrollment in PEARL-SC and dosing in January 2011. We have received no reports of patient-related side effects or problems with drug administration that could be attributed to the vial problem. On October 24, 2011 we filed an amendment with the FDA for the PEARL-SC clinical study to modify the primary efficacy lupus response index and to include an option for an interim efficacy analysis. The trial was completed and results were announced during 2012.

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

We are not permitted to market blisibimod, our product candidate, in the United States until we receive approval of a biologics license application, or BLA, from the FDA, or in any foreign countries until we receive the requisite approval from such countries. We have not submitted a BLA or received marketing approval for our product candidate.

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

Clinical studies may also be delayed, suspended or terminated as a result of ambiguous or negative interim results, or results that are inconsistent with earlier results. For example, while an independent statistician concluding the interim analysis may determine that the Company has met the pre-specified risk criteria to continue the CHABLIS-SC1 study, the independent DSMB reviewing clinical data may arrive a a different conclusion. In addition, a clinical study may be suspended or terminated by us, the FDA, the IRB or other reviewing entity overseeing the clinical study at issue, any of our clinical study sites with respect to that site, or other regulatory authorities due to a number of factors, including:

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

Additionally, changes in regulatory requirements and policies may occur and we may need to amend clinical study protocols to reflect these changes. Amendments may require us to resubmit our clinical study protocols to IRBs for reexamination, which may impact the costs, timing or successful completion of a clinical study. If we experience delays in completion of, or if we, the FDA or other regulatory authorities, the IRB or other reviewing entities, or any of our clinical study sites suspend or terminate any of our clinical studies, the commercial prospects for our product candidate may be harmed and our ability to generate product revenues will be delayed. In addition, many of the factors that cause, or lead to, termination or suspension of, or a delay in the commencement or completion of, clinical studies may also ultimately lead to the denial of regulatory approval of a product candidate. Also, if one or more clinical studies are delayed, our competitors may be able to bring products to market before we do, and the commercial viability of our product candidate could be significantly reduced.

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

If we breach the license agreement for our product candidate, we could lose the ability to continue the development and commercialization of our primary product candidate.

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

The pharmaceutical industry is highly competitive and subject to rapid and significant technological change. Our potential competitors include large pharmaceutical and more established biotechnology companies, specialty pharmaceutical and generic drug companies, academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization. All of these competitors currently engage in, have engaged in or may engage in the future in the development, manufacturing, marketing and commercialization of pharmaceuticals and biotechnologies, some of which may compete with our present or future product candidate. It is possible that any of these competitors could develop technologies or products that would render our product candidate obsolete or non-competitive, which could adversely affect our revenue potential. Key competitive factors affecting the commercial success of our product candidate is likely to be efficacy, safety profile, reliability, convenience of dosing, price and reimbursement.

The market for inflammatory disease therapeutics is especially large and competitive. For lupus, GSK’s BAFF antagonist monoclonal antibody, Benlysta®, was approved by the FDA for treatment of lupus. Further, we are aware of companies with other products in development that are being tested for potential treatment of lupus: Bristol-Myers Squibb Company and Merck Serono S.A., whose dual BAFF/APRIL antagonist fusion protein, Atacicept, is in a Phase 2/3 clinical study for lupus; Immunomedics, Inc. and UCB S.A., who reported favorable results for their CD-22 antagonist humanized antibody, epratuzumab, which completed a Phase 2b clinical study in lupus and has begun Phase 3 clinical studies; and Eli Lilly’s anti-AFF monoclonal antibody, Tabalumab (LY2127399), which is conducting  two Phase 3 studies.

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

Undesirable adverse effects caused by our product candidate could cause us, IRBs or other reviewing entities, clinical study sites, or regulatory authorities to interrupt, delay or halt clinical studies and could result in the denial of regulatory approval by the FDA or other regulatory authorities. Phase 2 clinical studies conducted by us with our product candidate have generated differences in adverse effects and serious adverse events. The most common adverse effects seen with any of our product candidate versus placebo include injection site erythema and nasopharyngitis,  The most common serious adverse events seen with any of our product candidate include Herpes zoster, pneumonia, urinary tract infections, and deep vein thrombosis.  During the placebo-controlled Phase 2 PEARL study, blisibimod was safe and well-tolerated at all dose levels with no meaningful imbalances in serious adverse events or infections between blisibimod and placebo.  Discontinuation due to adverse event was slower amongst blisibimod-treated subjects (5.7%) compared to placebo (7.9%).  Amongst the commonly-reported AEs, imbalance was observed only with injection site reactions (200mg QW blisibimod = 15%, matched placebo = 7%), but these were not serious or severe and did not result in discontinuation of treatment.

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

Even if our product candidate receives regulatory approval,  it may still face future development and regulatory difficulties.

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

If our product candidate is approved but do not achieve an adequate level of acceptance by physicians, health care payors and patients, we may not generate sufficient revenue from the product, and we may not become or remain profitable. In addition, our efforts to educate the medical community and third-party payors on the benefits of our product candidate may require significant resources and may never be successful.

Our future success depends on our ability to retain our chief executive officer and other key executives and to attract, retain and motivate qualified personnel.

We are highly dependent on Mr. Paul F. Truex, our President and Chief Executive Officer, Dr. Colin Hislop, our Senior Vice President and Chief Medical Officer, Dr. Debra Odink, our Senior Vice President and Chief Technology Officer and the other principal members of our executive team. The loss of the services of any of these persons might impede the achievement of our research, development and commercialization objectives. Recruiting and retaining qualified scientific personnel and possibly sales and marketing personnel will also be critical to our success. We may not be able to attract and retain these personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific personnel from universities and research institutions. Failure to succeed in clinical studies may make it more challenging to recruit and retain qualified scientific personnel. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us.

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

In some foreign countries, including major markets in the European Union and Japan, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take six to 12 months or longer after the receipt of regulatory marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical study that compares the cost-effectiveness of our product candidate to other available therapies. Such pharmacoeconomic studies can be costly and the results uncertain. Our business could be harmed if reimbursement of our products is unavailable or limited in scope or amount or if pricing is set at unsatisfactory levels.

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

Reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured our product candidate ourselves, including reliance on the third party for regulatory compliance and quality assurance, the possibility of breach of the manufacturing agreement by the third party because of factors beyond our control (including a failure to synthesize and manufacture our product candidate in accordance with our product specifications) and the possibility of termination or nonrenewal of the agreement by the third party, based on its own business priorities, at a time that is costly or damaging to us. In addition, the FDA and other regulatory authorities require that our product candidate be manufactured according to cGMP and similar foreign standards. Any failure by our third-party manufacturers to comply with cGMP or failure to scale up manufacturing processes, including any failure to deliver sufficient quantities of our product candidate in a timely manner, could lead to a delay in, or failure to obtain, regulatory approval of our product candidate. In addition, such failure could be the basis for action by the FDA to withdraw approvals for product candidate previously granted to us and for other regulatory action, including recall or seizure, total or partial suspension of production or injunction.

The Company initiated activities for large scale purification of its next batch of blisibimod with its contract manufacturer.  It is anticipated that final product from this product manufacturing campaign will provide sufficient CAHBLIS-SC1 clinical study and the initiation of the second pivotal study in patients with lupus.

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

As of the date of this report, we hold license rights to numerous U.S., EP, and non-EP foreign patents and patent applications for blisibimod.  Our blisibimod portfolio includes exclusively and non-exclusively licensed patents and patent applications from Amgen.

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

•                 we will develop additional proprietary technologies or product candidate that are patentable; or

•                 the patents of others will not have an adverse effect on our business.

We are aware of two families of third-party U.S. patents and pending foreign applications that contain broad claims related to BLyS or BAFF binding polypeptides. Based on our analyses, if these patents were asserted against us, we do not believe that blisibimod would be found to infringe any valid claim of these patents. If we were to challenge the validity of any issued United States patent in court, we would need to overcome the presumption of validity that attaches to every U.S. patent by presenting clear and convincing evidence as to the invalidity of the patent’s claims. There is no assurance that a court would find in our favor on questions of infringement or validity, and we could incur substantial costs in litigation if we are required to defend against patent suits brought by third parties or if we initiate these suits. If third-party patents are determined to be valid and construed to cover blisibimod, the development and commercialization of this program could be affected, subjecting us to potential liability for damages and in addition may require us to obtain a license to continue marketing the affected product. Such a license may not be available on commercially acceptable terms, if at all.

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

If we do not obtain protection under the Hatch-Waxman Act and similar foreign legislation to extend our licensed patent terms and to obtain market exclusivity for our product candidate, our business will be materially harmed.

The United States Drug Price Competition and Patent Term Restoration Act of 1984, more commonly known as the “Hatch-Waxman Act,” provides for an extension of patent term for drug compounds for a period of up to five years to compensate for time spent in the regulatory approval process. Assuming we gain a five-year patent term extension for blisibimod and that we continue to have rights under our license agreement with respect to blisibimod, we would have exclusive rights to blisibimod’s U.S. new chemical entity patent until 2027 or 2028. In Europe, similar legislative enactments allow patent terms in the European Union to be extended for up to five years through the grant of a Supplementary Protection Certificate. Assuming we gain such a five-year extension for blisibimod and that we continue to have rights under our license agreement with respect blisibimod, we would have exclusive rights to blisibimod’s European new chemical entity patents until 2027. Further, since blisibimod has not been previously approved, blisibimod could be eligible for 12 years of data exclusivity from the FDA. During the data exclusivity period, competitors are barred from relying on the innovator biologic’s safety and efficacy data to gain approval. Similarly, the European Union provides that companies who receive regulatory approval for a new small molecule compound or biologic will have a 10-year period of data exclusivity for that compound or biologic (with the possibility of a further one-year extension) in most EU countries, beginning on the date of such EU regulatory approval, regardless of when the EP new chemical entity patent covering such compound expires. A generic version of the approved drug may not be marketed or sold during such market exclusivity period. However, there is no assurance that we will receive the extensions of our patents or other exclusive rights available under the Hatch-Waxman Act or similar foreign legislation. If we fail to receive such Hatch-Waxman extensions or marketing exclusivity rights or if we receive extensions that are materially shorter than expected, our ability to prevent competitors from manufacturing, marketing and selling generic versions of our products will be materially harmed.

Our current patent positions and license portfolio may not include all patent rights needed for the full development and commercialization of our product candidate. We cannot be sure that patent rights we may need in the future will be available for license to us on commercially reasonable terms, or at all.

We typically develop our product candidate using compounds for which we have in-licensed and original composition of matter patents and patents that claim the activities and methods for such compounds’ production and use to the extent known at that time. As we learn more about the mechanisms of action and new methods of manufacture and use of these product candidate, we may file additional patent applications for these new inventions or we may need to ask our licensors to file them. We may also need to license additional patent rights or other rights on compounds, treatment methods or manufacturing processes because we learn that we need such rights during the continuing development of our product candidate.

Although our in-licensed and original patents may prevent others from making, using or selling similar products, they do not ensure that we will not infringe the patent rights of third parties. We may not be aware of all patents or patent applications that may impact our ability to make, use or sell any of our product candidate or proposed product candidate. For example, because we sometimes identify the mechanism of action or molecular target of a given product candidate after identifying its composition of matter and therapeutic use, we may not be aware until the mechanism or target is further elucidated that a third party has an issued or pending patent claiming biological activities or targets that may cover our product candidate. U.S. patent applications filed after November 29, 2000 are confidential in the USPTO for the first 18 months after such applications’ earliest priority date, and patent offices in non-U.S. countries often publish patent applications for the first time six months or more after filing. Furthermore, we may not be aware of published or granted conflicting patent rights. Any conflicts resulting from patent applications and patents of others could significantly reduce the coverage of our patents and limit our ability to obtain meaningful patent protection. If others obtain patents with conflicting claims, we may need to obtain licenses to these patents or to develop or obtain alternative technology.

We may not be able to obtain any licenses or other rights to patents, technology or know-how from third parties necessary to conduct our business as described in this report and such licenses, if available at all, may not be available on commercially reasonable terms. Any failure to obtain such licenses could delay or prevent us from developing or commercializing our drug candidates or proposed product candidate, which would harm our business. Litigation or other proceedings such as patent interferences, oppositions, reexaminations, or post-grant reviews may be necessarily brought against third parties, as discussed below, to enforce any of our patents or other proprietary rights or to determine the scope and validity or enforceability of the proprietary rights of such third parties.

Litigation and other proceedings regarding patents, patent applications and other proprietary rights may be expensive and time consuming. If we are involved in such litigation or other proceedings, it could cause delays in bringing our product candidate to market and harm our ability to operate.

Our commercial success will depend in part on our ability to manufacture, use, sell and offer to sell our product candidate and proposed product candidate without infringing patents or other proprietary rights of third parties. Although we are not currently aware of any litigation or other proceedings or third-party claims of intellectual property infringement related to our product candidate, the pharmaceutical industry is characterized by extensive litigation regarding patents and other intellectual property rights. Other parties may obtain patents in the future and allege that the use of our technologies infringes these patent claims or that we are employing their proprietary technology without authorization. Likewise, third parties may challenge or infringe upon our or our licensors’ existing or future patents. In addition, our patents or patent applications or those of others could be subject to other proceedings such as patent interferences, oppositions, reexaminations, or post-grant reviews.

Litigation or other proceedings involving our patents or patent applications or those of others could result in adverse decisions regarding the patentability of our inventions relating to our product candidate or the enforceability, validity or scope of protection offered by our patents relating to our product candidate.

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

Our executive officers, directors and greater than 5% stockholders, in the aggregate, own approximately 19% of our outstanding common stock. As a result, such persons, acting together, will have the ability to control our management and affairs and substantially all matters submitted to our stockholders for approval, including the election and removal of directors and approval of any significant transaction. These persons will also have the ability to control our management and business affairs. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.

Future sales of our common stock may cause our stock price to decline.

As of December 31 2012 and 2013, there were 9,893,924 and 19,415,901shares, respectively, of our common stock outstanding. In January 2013, we issued 7,575,757 shares at an initial closing of a public offering, followed by a second closing of 1,136,362 shares in February 2013. In addition, as of December 31, 2013, we had 2,714,123 outstanding options to purchase shares of our common stock, restricted stock units and warrants that, if exercised or released, will result in these additional shares becoming available for sale. A large portion of these shares and outstanding equity awards are held by a small number of persons and investment funds. Sales by these stockholders or option holders of a substantial number of shares could significantly reduce the market price of our common stock. Moreover, certain holders of shares of common stock will have rights, subject to some conditions, to require us to file registration statements covering the shares they currently hold, or to include these shares in registration statements that we may file for ourselves or other stockholders.

We have registered or will register all common stock that we may issue under our 2013 Stock Option and Incentive Plan (the “2013 Plan”), our Amended and Restated 2010 Stock Option and Incentive Plan (the “2010 Plan”) and our Employee Stock Purchase Plan (the “ESPP”). As of December 31, 2013, an aggregate of 711,718 shares of our common stock had been reserved for future issuance under the 2013 Plan, plus any shares reserved and unissued or cancelled under our 2005 Equity Incentive Plan and 2010 Plan, and an aggregate of 78,873 shares has been reserved for future issuance under our ESPP. These shares can be freely sold in the public market upon issuance. If a large number of these shares are sold in the public market, the sales could reduce the trading price of our common stock.

In addition, we may sell shares of stock pursuant to an equity purchase agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“LPC”), pursuant to which we have the right to sell to LPC up to an aggregate of $18.5 million in shares of the our common stock, of which approximately $15.4 million of shares of our common stock remained available to be sold as of December 31, 2013, and pursuant to a Sales Agreement (the “Agreement”) with Cowen and Company, LLC (“Cowen”) for an at-the-market equity program (“ATM”)  under which we from time to time may offer and sell up to $25.0 million shares of our common stock, all of which remain available to be sold as of December 31, 2013.  Finally, we maintain effective shelf registration statements on Form S-3 with the SEC for the issuance and sale from time to time of up to approximately $75.2 million of our equity and debt securities.

 We may need to raise additional capital to fund our operations, which may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights.

We may seek additional capital through a combination of private and public equity offerings, debt financings and collaboration, strategic and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest may be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a stockholder. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions such as incurring debt, making capital expenditures or declaring dividends. If we raise additional funds through collaboration, strategic alliance and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or product candidate or grant licenses on terms that are not favorable to us.

We have identified a material weakness in our internal control over financial reporting that resulted in the restatement of our consolidated financial statements included in this Annual Report on Form 10-K. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles (GAAP). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013 and identified a material weakness related to our prior interpretation of ASC 815 and our initial classification and subsequent accounting of warrants as either liabilities or equity instruments. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of December 31, 2013.  This material weakness resulted in a material misstatement of our liabilities, non-cash expense relating to the changes in fair value of common stock warrants and accumulated deficit accounts and related financial disclosures and the restatement of our accompanying consolidated financial statements as discussed herein and in Note 2 to the consolidated financial statements included in this Annual Report on Form 10-K. See Part II, Item 9A, “Controls and Procedures.”

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. The effectiveness of any controls or procedures is subject to certain limitations, and as a result, internal control over financial reporting may not prevent or detect misstatements. A control can provide only reasonable, not absolute, assurance that the objectives of the control system will be attained. Although we believe that we have taken actions such that we have remediated this material weakness as of the date of this filing, we can give no assurance that additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. Additionally, even our improved controls and procedures may not be adequate to prevent or identify errors or irregularities or ensure that our financial statements are prepared in accordance with GAAP. If we cannot maintain and execute adequate internal control over financial reporting or implement required new or improved controls that provide reasonable assurance of the reliability of the financial reporting and preparation of our financial statements for external use, we could suffer harm to our reputation, fail to meet our public reporting requirements on a timely basis, cause investors to lose confidence in our reported financial information or be unable to properly report on our business and the results of our operations, and the trading price of our common stock could be materially adversely affected.

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

In particular, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. We must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. In 2013, our independent registered public accounting firm was not required to report on the effectiveness of internal control over financial reports due to the exemptions allowed to small companies as part of the Investor Protection Act. Our compliance with Section 404 will require that we incur substantial accounting expense and expend significant management time on compliance-related issues. Moreover, if we are not able to comply with the requirements of Section 404, our stock price could decline, and we could face sanctions, delisting or investigations by The NASDAQ Global Market, or other material adverse effects on our business, reputation, results of operations, financial condition or liquidity.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

We lease our main operating facility in Hayward, California. We occupy approximately 14,000 square feet under a facility lease agreement that expires on September 30, 2014.  In October 2013, pursuant to the terms of the facility lease agreement, we renewed our facility lease for an additional three years beginning October 2014 and ending September 2017. Total future minimum lease payment over the renewed term of the lease is approximately $495,000. We believe our existing facility is adequate for our current needs and that any additional space we need will be available in the future on commercially reasonable terms.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our common stock has been listed on The NASDAQ Global Market under the symbol “ANTH” since our initial public offering (“IPO”). Prior to that offering, there was no public market for our common stock. The following table sets forth, for the periods indicated, the high and low intraday sales prices of our common stock as reported by The NASDAQ Global Market:

	High	Low
First Quarter 2012	$67.33	$17.60
Second Quarter 2012	$25.68	$5.41
Third Quarter 2012	$14.32	$4.83
Fourth Quarter 2012	$9.36	$4.64
First Quarter 2013	$6.72	$3.92
Second Quarter 2013	$5.44	$3.70
Third Quarter 2013	$4.60	$3.11
Fourth Quarter 2013	$4.08	$2.68

Holders of our Common Stock

As of December 31, 2013, an aggregate of 19,415,901 shares of our common stock were issued and outstanding and were held by approximately 20 holders of record and beneficial holders, based on information provided by the Company’s transfer agent. A significantly larger number of stockholders may be "street name" or beneficial holders, whose shares of record are held by banks, brokers and other financial institutions.

Dividend Policy

We have never declared or paid any cash dividends on our common stock. We currently intend to retain any future earnings to finance the growth and development of our business. Therefore, we do not anticipate declaring or paying any cash dividends in the foreseeable future. Any future determination as to the declaration and payment of dividends, if any, will be at the discretion of our board of directors and will depend on then-existing conditions, including our financial condition, operating results, contractual restrictions, capital requirements, business prospects and other factors our board of directors may deem relevant.

Securities Authorized for Issuance under Equity Compensation Plans

The information regarding securities authorized for issuance under equity compensation plans is included in Part III, Item 12 of this report.

Recent Sales of Unregistered Securities

All information under this Item has been previously reported on our Current Reports on Form 8-K, filed with the SEC.

Issuer Purchases of Equity Securities

We did not repurchase any securities during the quarter or year ended December 31, 2013.

ITEM 6.  SELECTED FINANCIAL DATA (in thousands, except share and per share data)

As discussed in the “Explanatory Note Regarding Restatement” to this Form 10-K, the Company is amending and restating its audited consolidated financial statements and related disclosures for all the Affected Periods presented in this Item.

The restated statements of operations data for the fiscal years ended December 31, 2010, 2011 and 2012, and the restated balance sheet data at December 2010, 2011 and 2012 should be read in conjunction with those financial statements and notes thereto.  The data set forth below are qualified by reference to, and should be read in conjunction with, the restated consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

								Cumulative Period From September 9, 2004 (Inception) to
	Years Ended December 31,							December 31,

	2013	2012(1)	2011(1)	2010(2)			2009	2013
		As restated	As restated	As reported	Adjustments	As restated
	(in thousands, except share and per share data)
Statement of Operations Data:
Operating expenses
Research and development	$21,684	$49,219	$85,281	$29,457	$—	$29,457	$8,415	$236,965
General and administrative	6,563	6,715	7,857	6,301	—	6,301	3,426	37,353
Total operating expenses	28,247	55,934	93,138	35,758	—	35,758	11,841	274,318

Loss from operations	(28,247)	(55,934)	(93,138)	(35,758)	—	(35,758)	(11,841)	(274,318)
Other income (expense):
Other income (expense)	(15)	(111)	606	(15)	—	(15)	(192)	1,485
Interest expense	(2,599)	(3,354)	(2,803)	(845)	—	(845)	(170)	(10,301)
Mark-to-market adjustment of warrant liability	—	14,070	(3,738)	(3,796)	(6,300)	(10,096)	—	236
Beneficial conversion feature	—	—	—	—	—	—	—	(4,309)
Total other income (expense)	(2,614)	10,605	(5,935)	(4,656)	—	(10,956)	(362)	(12,889)
Net loss	$(30,861)	$(45,329)	$(99,073)	$(40,414)	$(6,300)	$(46,714)	$(12,203)	$(287,207)
Net loss per share — basic and diluted (3)(5)	$(1.69)	$(6.27)	$(21,18)	$(14.11)	$(2.20)	$(16.31)	$(64.50)
Weighted average shares used in net loss per share — basic and diluted (4) (5)	18,267,413	7,225,406	4,677,210	2,863,716	2,863,716	2,863,716	189,200

	December 31,

	2013	2012(1)		2011(2)			2010(2)		2009
		As restated	As reported	Adjustments	As restated	As reported	Adjustments	As restated
	(in thousands)

Balance Sheet Data:
Cash, cash equivalents and short-term investments	$25,946	$24,753	$67,370	—	$67,370	$63,381	$—	$63,381	$3,803
Restricted cash	10,000	—	—	—	—	—	—	—	—
Working capital	18,743	6,429	37,742	—	37,742	57,241	—	57,241	(14,344)
Total assets	37,417	26,445	69,493	—	69,493	65,263	—	65,263	5,889
Total notes payable	17,875	20,550	24,331	—	24,331	—	—	—	—
Total liabilities	22,659	29,971	50,409	16,338	66,747	8,005	12,600	20,605	18,168
Convertible preferred stock	—	—	—	—	—	—	—	—	8
Common stock and additional paid-in capital	301,965	252,827	220,092	(6,300)	213,792	162,952	(6,300)	156,652	52,943
Deficit accumulated during the development stage	(287,207)	(256,346)	(200,979)	(10,038)	(211,017)	(105,644)	(6,300)	(111,944)	(65,230)
Total stockholders’ equity (deficit)	14,758	(3,526)	19,084	(16,338)	2,746	57,258	(12,600)	44,658	(12,279)

(1)           See Note 2 to the financial statements contained in Part II — Item 8 of this Form 10-K for disclosures of the effects of the restatement on the audited consolidated statements of operations.
(2)           The consolidated statements of operations data for the year ended December 31, 2010, and the consolidated balance sheet data as of December 31, 2010 and 2011 have been restated to reflect adjustments related to the restatement described below under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Restatement” and Note 2 of the Notes to Consolidated Financial Statements.
(3)           Diluted earnings per share, or EPS, is identical to basic EPS since common equivalent shares are excluded from the calculation, as their effect is anti-dilutive.
(4)           Excluded weighted-average shares of unvested stock for 2009 of 13,759, for 2010 of 5,956, for 2011 of 1,671 and for 2012 of 137. These shares were subject to a risk of repurchase by the Company until such shares are vested.
(5)           Net loss per basic and diluted share and weighted average shares used in net loss per basic and diluted share have been adjusted to reflect a 1-for-8 reverse stock split effectuated by the Company on July 15, 2013.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read together with our consolidated financial statements and the related notes set forth under “Item 8. Consolidated Financial Statements and Supplementary Data.” This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. See “Special Note Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements. Actual results and the timing of events could differ materially from those discussed in our forward-looking statements as a result of many factors, including those set forth under “Risk Factors” and elsewhere in this report.

Restatement

As discussed in the “Explanatory Note Regarding Restatement” and Note 2 to the Consolidated Financial Statements included this Annual Report on Form 10-K, we are amending and restating our audited consolidated financial statements and related disclosures for the years ended December 31, 2010, 2011 and 2012 and our unaudited quarterly and interim financial information for the periods ended March 31, 2012, June 30, 2012 and September 30, 2012 presented in this Annual Report on Form 10-K.

The following discussion and analysis of our financial condition and results of operations incorporates the restated amounts. For this reason, the data set forth in this section may not be comparable to discussion and data in our previously filed Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Overview

Anthera Pharmaceuticals, Inc. is a biopharmaceutical company focused on developing and commercializing products to treat serious diseases associated with inflammation and autoimmune diseases. Our Phase 3 candidate, blisibimod, targets B-cell activating factor, or BAFF, which has been shown to be elevated in a variety of B-cell mediated autoimmune diseases, including systemic lupus erythematosus, (lupus), Immunoglobin A nephropathy (IgA nephropathy), lupus nephritis, vasculitis and others. Elevated BAFF is also reported in hematological diseases such as multiple myeloma and idiopathic thrombocytopenia purpura. We were incorporated as a Delaware corporation in September 2004. In January 2012, Anthera Pharmaceuticals, Limited, a wholly-owned subsidiary, was incorporated in Ireland.

Our BAFF Antagonism Portfolio

BAFF, also known as BLyS, is a tumor necrosis family member and is critical to the development, maintenance and survival of multiple B-cell lineages as well as plasma cells. B-cells and plasma cells are a vital part of the human immune system, producing natural antibody responses to invading pathogens such as viruses. Abnormal elevations in BAFF, B-cells and plasma cells have been associated with several autoimmune diseases. BAFF is primarily expressed by macrophages, monocytes and dendritic cells and interacts with three different receptors on B-cells and plasma cells including BAFF receptor, or BAFF-R, B-cell maturation antigen, or BCMA, and transmembrane activator and cyclophilin ligand interactor, or TACI.  The potential role of BAFF inhibition and associated reductions in B-cell and plasma cell numbers in lupus and rheumatoid arthritis has been validated in multiple clinical studies with blisibimod and other BAFF antagonists. Based on data from our Phase 2b clinical study, we intend to advance the clinical development of our BAFF inhibitor, blisibimod, to exploit its potential clinical utility in a number of autoimmune diseases. Blisibimod, a peptibody directed against BAFF, was developed as an alternative to antibodies and is produced in Escherichia coli bacterial culture, as opposed to antibodies that are typically produced in mammalian cell culture.  A peptibody is a novel fusion protein that is distinct from an antibody with several potential advantages, including ease of manufacture, potency and relatively small molecular weight. Blisibimod inhibits both soluble and membrane-bound BAFF. We have worldwide rights to blisibimod for all potential indications.

In 2012, we completed the PEARL-SC Phase 2b clinical study, which evaluated the efficacy and safety of multiple doses of subcutaneous blisibimod versus placebo in patients with active and seropositive lupus.  Lupus patients suffer from a chronic autoimmune disease, where an inappropriate or abnormal immune response often leads to severe skin rash, fatigue, joint pain, ulceration, major kidney complications, including proteinuria, and cardiovascular disease.  Inhibition of BAFF is believed to reduce survival of B-cells and plasma cells and autoantibodies, leading to a reduction in severity of disease and resolution of lupus symptoms.

Our product development program is focused on development of blisibimod for use as a therapeutic treatment for lupus and other serious autoimmune diseases for which we believe current treatments are either inadequate or non-existent. Our current plan includes continuing the ongoing CHABLIS-SC1 clinical study in patients with active lupus and the BRIGHT-SC1 clinical study in patients with IgA nephropathy, and evaluating the potential of blisibimod in additional autoimmune and hematological diseases through clinical and nonclinical investigations. We have successfully manufactured blisibimod at launch scale quantities. The blisibimod product is designed for at-home, self-administration and is presented as a pre-filled syringe for subcutaneous administration. We are actively pursuing various partnerships with major pharmaceutical and biotech companies to develop and commercialize blisibimod for both lupus and IgA nephropathy.

In the third quarter of 2012 at an End of Phase 2 meeting with the FDA, we presented the results of the PEARL-SC clinical study and our plans for Phase 3 registration studies in patients with active lupus. As a result of this meeting we initiated patient enrollment in the initial Phase 3 CHABLIS-SC1 study in March 2013.

The Phase 3 studies (CHABLIS-SC1 and CHABLIS-SC2) are planned to be multicenter, randomized, double-blind, placebo-controlled studies designed to evaluate the efficacy, safety, tolerability and immunogenicity of blisibimod in patients with seropositive clinically active lupus (SELENA-SLEDAI > 10) who require corticosteroid therapy in addition to standard-of-care for treatment of their disease.  Each study plans to randomize up to 400 patients to receive either 200mg of blisibimod or placebo for 52 weeks.  As agreed with the FDA, the primary endpoint of the Phase 3 studies will be clinical improvement in the SRI-8 response at 52 weeks.  Our lupus Phase 3 clinical study CHABLIS-SC1 is currently recruiting at 31 sites across 11 countries in Eastern Europe, Latin America and Southeast Asia. Enrollment rates for the CHABLIS-SC1 study have exceeded our initial expectations and we successfully enrolled more than our target of 100 patients prior to the end of 2013.

A futility analysis of clinical study is planned to be conducted by an independent unblinded statistician in mid-2014 after a minimum of 100 subjects have completed 24 weeks of treatment to confirm the clinical and commercial assumptions of the design of this study. This futility analysis is not intended to provide any rules for stopping for overwhelming efficacy, change in study sample size, or alteration of the study design.  Enrollment rates for the CHABLIS-SC1 study have exceeded our initial expectations.  An independent DSMB will convene to review the study at the end of March 2014 and mid-July 2014.  We enrolled more than 100 patients prior to the end of 2013. Continuing enrollment of the full 400 patients into the CHABLIS-SC1 trial is contingent on a positive outcome from this interim analysis. Regardless of the outcome of the interim analysis, all patients randomized into the CHABLIS-SC1 study will be allowed to complete the full 52 weeks of blinded treatment to provide additional safety and efficacy data for future regulatory filings for other potential indications for blisibimod. In addition to serving as a registration study for a potential lupus indication, we plan to include the safety data from CHABLIS-SC1 in a potential IgA nephropathy marketing application for blisibimod.

Following recent input from the FDA, we plan to submit a second pivotal study to the FDA in the first quarter of 2014. This study is planned to enroll patients with clinical diagnosis of lupus with or without renal disease including patients with glomerulonephritis and patients who may have had a previous diagnosis of lupus nephritis who continue to have active elements of  lupus. Similar to the CHABLIS-SC1 clinical study, the primary endpoint of this second study will be SRI-8 response. These two pivotal studies are anticipated to form the basis of approval for blisibimod as a treatment for lupus patients with active disease despite the use of steroids.

The BRIGHT-SC1 study is a Phase 2/3 multicenter, randomized, double-blind, placebo-controlled study to evaluate the efficacy, safety, tolerability and immunogenicity of blisibimod in IgA nephropathy. Initially we intend to enroll up to 48 patients with biopsy-proven IgA nephropathy who have proteinuria greater than one gram per 24 hours (1g/24hr) and are receiving standard of care medication including angiotensin converting enzyme inhibitors and angiotensin receptor blockers. We initiated our BRIGHT-SC1 study in the second quarter of 2013.  Patients will receive 300mg weekly blisibimod or placebo subcutaneously during the first 8 weeks of therapy, the induction phase, followed by 24 weeks of 200mg weekly blisibimod or placebo, the maintenance phase. When the first 48 patients have completed eight weeks of treatment we plan to conduct an interim analysis to determine the effect of blisibimod on proteinuria and other relevant renal biomarkers such as IgA and IgG levels. As a result of discussion with the US FDA on the potential SE of proteinuria as the endpoint for Subpart E approval for blisibimod, the Company amended the BRIGHT-SC1 study endpoints during the fourth quarter of 2013.  The amendment serves to potentially transform BRIGHT-SC1 into one of two registration studies for blisibimod and adjust its endpoints to patients achieving less than 1 gram of proteinuria per 24 hours at 24 weeks. We have gained regulatory approvals in all seven study countries in Southeast Asia and are actively recruiting. To date 19 sites have been activated and are actively screening patients. We anticipate the first 48 patients will complete eight weeks of treatment in the second half of 2014, upon which we plan to conduct an interim analysis to determine the effect of blisibimod on proteinuria.

In December 2013, we submitted an IND to the Division of Cardiovascular and Renal Products of the FDA for the investigation of blisibimod in IgA nephropathy. This submission incorporated feedback from both the initial meetings with the FDA and PMDA and included a second clinical study protocol, BRILLIANT-SC1. We anticipate feedback regarding our IgA development from the FDA in the first quarter of 2014.

We plan to initiate a Phase 2 study, AN-MMY3321, to evaluate the effects of blisibimod on survival, progression and biomarkers in patients with relapsed or refractory multiple myeloma treated with at least one prior regimen.  Additionally we plan to seek advice on our clinical development plans in multiple myeloma with the Division of Hematology Products of the FDA in mid-2014.

As of December 31, 2013, we have funded our operations through equity offerings, private placements of convertible debt and debt financings, raising net proceeds of approximately $325.6 million. We will need substantial additional financing to continue to develop our product candidate, obtain regulatory approvals and to fund operating expenses, which we will seek to raise through public or private equity or debt financings, collaborative or other arrangements with third parties or through other sources of financing. We cannot assure you that such funds will be available on terms favorable to us, if at all. In addition to the normal risks associated with development-stage companies, we may never successfully complete development of our product candidate, obtain adequate patent protection for our technology, obtain necessary government regulatory approval for our product candidate or achieve commercial viability for any approved product candidate. In addition, we may not be profitable even if we succeed in commercializing our product candidate.

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

The following table shows our total research and development expenses for 2013, 2012, and 2011, and for the period from September 9, 2004 (Date of Inception) through December 31, 2013 (in thousands):

	Years Ended December 31,			For the Period September 9, 2004 (Date of Inception) to December 31,
	2013	2012	2011	2013
Allocated costs:
Varespladib	$323	$20,468	$46,139	$114,019(1)
Blisibimod	16,824	24,151	32,300	85,244 (2)
Varespladib sodium	—	51	118	6,681
Unallocated costs	4,537	4,549	6,724	31,021
Total development	$21, 684	$49,219	$85,281	$236,965

(1)
Includes license fees of $4.0 million and milestone payment of $3.5 million pursuant to a license agreement and amendment thereto with each of Eli Lilly and Shionogi & Co. Ltd., which were paid in cash, shares of preferred stock and common stock.

(2)	Includes a one-time license initiation fee of $6.0 million pursuant to a license agreement with Amgen.

We expect our research and development expenses to increase significantly as we continue to develop our product candidate. We intend to fund our clinical studies with existing cash and proceeds from potential future debt and equity offerings.

We expect that a large percentage of our research and development expenses in the future will be incurred in support of our current and future clinical development programs. These expenditures are subject to numerous uncertainties in timing and cost to completion. As we obtain results from clinical studies, we may elect to discontinue or delay clinical studies for certain clinical development programs in order to focus our resources on more promising  clinical development programs. Completion of clinical studies may take several years or more, but the length of time generally varies according to the type, complexity, novelty and intended use of a product candidate. The cost of clinical studies may vary significantly over the life of a program as a result of differences arising during clinical development, including:

•	the number of sites included in the studies;

•	the length of time required to enroll suitable patient subjects;

•	the number of patients that participate in the studies;

•	the number of doses that patients receive;

•	the drop-out or discontinuation rates of patients; and

•	the duration of patient follow-up.

Our expenses related to clinical studies are based on estimates of the services received and efforts expended pursuant to contracts with many research institutions, clinical research organizations and other service providers that conduct and manage clinical studies on our behalf. The financial terms of these agreements are subject to negotiation and vary from contract to contract and may result in uneven payment flows. Generally, these agreements set forth the scope of work to be performed at a fixed fee or unit price. Payments under the contracts are mainly driven by time and materials incurred by these service providers.  Expenses related to clinical studies generally are accrued based on time and materials incurred by the service providers and in accordance with the contracts. If timelines or contracts are modified based upon changes to the clinical study design or scope of work to be performed, we modify our estimates of accrued expenses accordingly on a prospective basis.

None of our product candidate has received FDA or foreign regulatory marketing approval. In order to grant marketing approval, the FDA or foreign regulatory agencies must conclude that clinical data establishes the safety and efficacy of our product candidate and that the manufacturing facilities, processes and controls are adequate. Despite our efforts, our product candidate may not offer therapeutic or other improvement over existing, comparable drugs, be proven safe and effective in clinical studies, or meet applicable regulatory standards.

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

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. Generally Accepted Accounting Principles, or GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. On an ongoing basis, we evaluate these estimates and judgments, including those described below. We base our estimates on our historical experience and on various other assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results and experiences may differ materially from these estimates.

While our significant accounting policies are more fully described in the accompanying notes to the consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2013, we believe that the following accounting policy is the most critical to aid you in fully understanding and evaluating our reported financial results and affect the more significant judgments and estimates that we use in the preparation of our consolidated financial statements.

Warrants

Warrants are recorded either as equity instruments or derivative liabilities at their estimated fair value at the date of issuance.  In the case of warrants recorded as liabilities, subsequent changes in estimated fair value are recorded in other income (expense) in the Company’s statement of operations in each subsequent period. The warrants are measured at estimated fair value using the Black Scholes valuation model, which is based, in part, upon inputs for which there is little or no observable market data, requiring the Company to develop its own assumptions. Inherent in this model are assumptions related to expected stock price volatility, expected life, risk-free interest rate and dividend yield. We estimate the volatility of our common stock at the date of issuance, and at each subsequent reporting period, based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the measurement date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on our historical rate, which we anticipate to remain at zero. The assumptions used in calculating the estimated fair value of the warrants represent our best estimates. However these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and different assumptions are used, the warrant liability and the change in estimated fair value could be materially different.

Accrued Clinical Expenses

We make estimates of our accrued clinical expenses as of each balance sheet date in our consolidated financial statements based on facts and circumstances known to us at that time. This process involves reviewing open contracts and purchase orders, communicating with our applicable personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of actual cost. The majority of our service providers invoice us at least monthly in arrears for services performed. We periodically confirm the accuracy of our estimates with the service providers and make adjustments if necessary. Examples of estimated accrued clinical expenses include:

•	fees paid to CROs in connection with clinical studies;

•	fees paid to investigative sites in connection with clinical studies;

•	fees paid to contract manufacturers in connection with the production of clinical study materials; and

•	fees paid to vendors in connection with preclinical development activities.

We base our accruals related to clinical studies on our estimates of the services received and efforts expended pursuant to contracts with many research institutions, clinical research organizations and other service providers that conduct and manage clinical studies on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. Generally, these agreements set forth the scope of work to be performed at a fixed fee or unit price. Payments under the contracts are mainly driven by time and materials incurred by these service providers.  In accruing for service fees, we estimate the time and materials incurred by these service providers in each period. If the actual timing of the performance of services or the level of effort varies from our estimate, we adjust the accrual accordingly. If we do not identify costs that we have begun to incur or if we underestimate or overestimate the level of services performed or the costs of these services, our actual expenses could differ from our estimates.

Results of Operations

Comparison of Years Ended December 31, 2013 and 2012

The following table summarizes our research and development expenses for the years ended December 31, 2013 and 2012 (in thousands, except percentages):

	2013	2012	$ Change	% Change
Research and development expense	$21,684	$49,219	$(27,535)	(56)%

During the year ended December 31, 2013, our research and development costs consisted primarily of start-up clinical expenses for the Phase 3 CHABLIS-SC1 and Phase 2 BRIGHT-SC1 studies and the ongoing costs to support the PEARL-SC OLE study.  Research and development expense decreased in 2013 as compared to 2012 mainly due to the completion of the Phase 2 PEARL-SC study in 2012, which contributed to decreases in manufacturing expense, CRO expense and investigator grants by approximately $27.5 million.

The following table summarizes our general and administrative expenses for the years ended December 31, 2013 and 2012 (in thousands, except percentages):

	2013	2012	$ Change	% Change
General and administrative expenses	$6,563	$6,715	$(152)	(2)%

Included in general and administrative expenses were $1.7 million and $0.5 million in stock-based compensation in the years ended 2013 and 2012, respectively. Excluding the non-cash expense associated with stock-based compensation, general and administrative expense decreased in 2013 from 2012 by approximately $1.4 million and reflected our ongoing cost reduction efforts that led to decreases in professional, consulting and overhead expenses.

The following table summarizes our other income (expenses) for the years ended December 31, 2013 and 2012 (in thousands, except percentages):

	2013	2012	$ Change	% Change
Other expense	$(15)	$(111)	$96	(86)%
Interest expense	(2,599)	(3,354)	755	(23)%
Mark-to-market adjustment on warrant liability (1)	—	14,070	(14,070)	(100)%

Total Other income (expense)	$(2,614)	$10,605	$(13,219)	(125)%

(1)	See Note 2 “Restatement of Previously Issued Consolidated Financial Statements” of Notes to Consolidated Financial Statements

Other expense recorded in both 2013 and 2012 was a result of net loss realized from foreign currency exchange fluctuations.  The decrease in interest expense in 2013 as compared to 2012 is primarily due to the refinancing of our debt from Hercules Technology II, L.P. and Hercules Technology Growth Capital, Inc. (together, “Hercules) to Midcap Financial SBIC, LP (“Midcap”) and Square 1 Bank in April 2013, which resulted in a significantly reduced interest rate.  Mark-to-market adjustment on warrant liability recorded in the year ended 2012 represented the change in fair value of warrants issued in September 2010 in connection with our private placement of our common stock.  The warrants were reclassified from liabilities into equity in July 2012.  Therefore, there was no mark-to-market adjustment on warrant liability recorded in the year ended 2013.

Comparison of Years Ended December 31, 2012 and 2011

The following table summarizes our research and development expenses for the years ended December 31, 2012 and 2011 (in thousands, except percentages):

	2012	2011	$ Change	% Change
Research and development expenses	$49,219	$85,281	$(36,062)	(42)%

Research and development expenses decreased in 2012 from 2011 primarily due to decreased clinical trial costs of approximately $24.6 million associated with our Phase 3 clinical study of varespladib as a direct result of the termination of the VISTA-16 study in March 2012.  Furthermore, manufacturing activities for our Phase 2 clinical study of blisibimod were substantially complete by December 2011 and all patients completed dosing by June 2012, which also contributed to the decrease in research and development expenses by approximately $10.8 million.

The following table summarizes our general and administrative expenses for the years ended December 31, 2012 and 2011 (in thousands, except percentages):

	2012	2011	$ Change	% Change
General and administrative expense	$6,715	$7,857	$(1,142)	(15)%

General and administrative expenses decreased in 2012 from 2011 primarily due to lower legal costs associated with patent prosecution of varespladib as a result of the termination of the VISTA-16 study in March 2012.  Furthermore, we reduced our spending on consulting and professional services in line with the termination of the varespladib program.

The following table summarizes our other income (expenses) for the years ended December 31, 2012 and 2011 (in thousands, except percentages):

	2012	2011	$ Change	% Change
Other income (expense)	$(111)	$606	$(717)	(117%)
Interest expense	(3,354)	(2,803)	(551)	21%
Mark-to-market adjustment on warrant liability (1)	14,070	(3,738)	17,808	(476%)

Total Other income (expense)	$10,605	$(5,935)	$16,540	(279%)

(1) See Note 2 “Restatement of Previously Issued Consolidated Financial Statements” of Notes to Consolidated Financial Statements

 Other expense recorded in 2012 is a result of net loss realized from foreign currency exchange fluctuations.  Other income recorded in 2011 was primarily due to realized gain on our short-term investments.  Interest expense in 2012 included 12 months of interest recognized on our notes payable to Hercules as compared to only 9 months of interest recognized in 2011 because the notes were issued in March 2011.  Mark-to-market adjustment on warrant liability recorded in the years ended 2012 and 2011 represented the change in fair value of warrants issued in September 2010 in connection with our private placement of our common stock. The fluctuation was primarily due to change in the fair value of our common stock and the related impact on the fair value of the warrant liability.

Comparison of Quarterly and Year-to-date Interim Periods for the Periods Ended March 31, 2013 and 2012, June 30, 2013 and 2012, and September 30, 2013 and 2012

The following table summarizes our other income (expenses) for the quarters and year-to-date periods ended March 31, 2012, June 30, 2012 and September 30, 2012, which are restated from the Company’s previously filed Quarterly Reports on Form 10-Q for the respective periods, see Note 14 “Summarized Quarterly Unaudited Financial Data for Fiscal 2012” of Notes to Consolidated Financial Statements for more detail (in thousands, except percentages):

	Three Months Ended March 31,
	2013	2012	$ Change	% Change

Other income (expense)	$25	$(10)	$35	(350%)
Interest expense	(704)	(843)	139	(16%)
Mark-to-market adjustment on warrant liability	—	11,382	(11,382)	(100%)

Total Other income (expense)	$(679)	$10,529	$(11,208)	(106%)

Other income increased during the three months ended March 31, 2013 from the same period in 2012 primarily due to the net gain realized from foreign currency exchange fluctuations in connection with payments made to overseas vendors.  The decrease in interest expense during the three months ended March 31, 2013 as compared to the same period in 2012 is a direct result of principal payments made on our notes payable to Hercules.  Mark-to-market adjustment on warrant liability recorded in the three months ended March 31, 2012 represented the change in fair value of warrants issued in September 2010 in connection with our private placement of our common stock. The warrants were reclassified from liabilitities into equity in July 2012.  Therefore, there is no mark-to-market adjustment on warrant liability recorded in the three months ended March 31, 2013.

	Three Months Ended June 30,
	2013	2012	$ Change	% Change

Other income (expense)	$(6)	$(28)	$22	(79%)
Interest expense	(1,322)	(908)	(414)	46%
Mark-to-market adjustment on warrant liability	—	3,822	(3,822)	(100%)

Total Other income (expense)	$(1,328)	$2,886	$(4,214)	(146%)

Other expense decreased during the three months ended June 30, 2013 from the same period in 2012 primarily due to the net gain realized from foreign currency exchange fluctuations in connection with payments made to overseas vendors.  The increase in interest expense during the three months ended June 30, 2013 as compared to the same period in 2012 is primarily due to the Company’s payment of the Loan Agreement with Hercules loan in April 2013, which triggered full recognition of an end of term charge as well as unamortized debt issuance cost.  Mark-to-market adjustment on warrant liability recorded in the three months ended June 30, 2012 represented the change in fair value of warrants issued in September 2010 in connection with our private placement of our common stock. The warrants were reclassified from liabilities into equity in July 2012.  Therefore, there is no mark-to-market adjustment on warrant liability recorded in the three months ended June 30, 2013.

	Six Months Ended June 30,
	2013	2012	$ Change	% Change

Other income (expense)	$19	$(38)	$57	(150%)
Interest expense	(2,026)	(1,751)	(275)	16%
Mark-to-market adjustment on warrant liability	—	15,204	(15,204)	(100%)

Total Other income (expense)	$(2,007)	$13,415	$(15,422)	(115%)

Other income decreased during the six months ended June 30, 2013 from the same period in 2012 primarily due to net gain realized from foreign currency exchange fluctuations in connection with payments made to overseas vendors.  The increase in interest expense during six months ended June 30, 2013 as compared to the same period in 2012 is primarily due to the Company’s payment of the Loan Agreement with Hercules in April 2013, which triggered full recognition of an end of term charge as well as unamortized debt issuance cost.  Mark-to-market adjustment on warrant liability recorded in the six months ended June 30, 2012 represented the change in fair value of warrants issued in September 2010 in connection with our private placement of our common stock. The warrants were reclassified from liabilities into equity in July 2012.  Therefore, there is no mark-to-market adjustment on warrant liability recorded in the six months ended June 30, 2013.

	Three Months Ended September 30,
	2013	2012	$ Change	% Change

Other income (expense)	$14	$(46)	$60	(130%)
Interest expense	(296)	(806)	510	(63%)
Mark-to-market adjustment on warrant liability	—	(1,134)	1,134	(100%)

Total Other income (expense)	$(282)	$(1,986)	$1,704	(86%)

Other income (expense) increased during the three months ended September 30, 2013 from the same period in 2012 primarily due to interest earned on our cash, cash equivalent and short-term investments. Other expense for the three months ended September 2012 was primarily due to foreign currency exchange fluctuations in connection with payments made to our overseas vendors.  The decrease in interest expense during the three months ended September 30, 2013 as compared to the same period in 2012 is primarily due to the refinancing of our debt from Hercules to Midcap and Square 1 Bank in April 2013, which resulted in significantly reduced interest rate.  Mark-to-market adjustment on warrant liability recorded in the three months ended September 30, 2012 represented the change in fair value of warrants issued in September 2010 in connection with our private placement of our common stock. The warrants were reclassified from liabilities into equity in July 2012.  Therefore, there is no mark-to-market adjustment on warrant liability recorded in the three months ended September 30, 2013.

	Nine Months Ended September 30,
	2013	2012	$ Change	% Change

Other income (expense)	$33	$(84)	$117	(139%)
Interest expense	(2,322)	(2,557)	235	(9%)
Mark-to-market adjustment on warrant liability	—	14,070	(14,070)	(100%)

Total Other income (expense)	$(2,289)	$11,429	$(13,718)	(120%)

Other income (expense) increased during the nine months ended September 30, 2013 from the same period in 2012 primarily due to interest earned on our cash, cash equivalent and short-term investments. Other expense for the three months ended September 2012 was primarily due to foreign currency exchange fluctuations in connection with payments made to our overseas vendors. The decrease in interest expense during nine months ended September 30, 2013 as compared to the same period in 2012 is primarily due to the refinancing of our debt from Hercules to Midcap and Square 1 Bank in April 2013, which resulted in significantly reduced interest rate. Mark-to-market adjustment on warrant liability recorded in the nine months ended September 30, 2012 represented the change in fair value of warrants issued in September 2010 in connection with our private placement of our common stock. The warrants were reclassified from liabilities into equity in July 2012.  Therefore, there is no mark-to-market adjustment on warrant liability recorded in the nine months ended September 30, 2013.

Liquidity and Capital Resources

To date, we have funded our operations primarily through private placements of preferred stock and common stock, convertible debt, debt financings and our IPO raising net proceeds of approximately $325.6 million. As of December 31, 2013, we had cash, cash equivalents and short-term investments of approximately $25.9 million.

57

Cash, cash equivalents and investments consist of the following (in thousands):

	2013	2012
Cash and cash equivalents	$25,946	$19,431
Short-term investments	—	5,322
Total	$25,946	$24,753

Our principal liquidity requirements are primarily to meet our working capital needs, support ongoing business activities, research and development, and our capital expenditure needs.

On April 5, 2013, we entered into an equity purchase agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“LPC”), pursuant to which we have the right to sell to LPC up to an aggregate of $18.5 million in shares of the our common stock.  Upon executing the agreement, LPC made an initial purchase of $2.0 million in shares of common stock.  Subsequent to the initial purchase, we have sold approximately $1.1 million in shares of common stock to LPC in 2013. As of December 31, 2013, approximately $15.4 million of shares of our common stock remained available to be sold under the Purchase Agreement.

On November 15, 2013, we entered into a Sales Agreement (the “Agreement”) with Cowen and Company, LLC (“Cowen”) to create an at-the-market equity program (“ATM”) under which the Company from time to time may offer and sell shares of its common stock, par value $0.001 per share, having an aggregate offering price of up to $25.0 million through Cowen, as agent.  As of December 31, 2013, we had not sold any shares of our common stock pursuant to the Agreement.

In January 2012, we filed a universal shelf registration statement on Form S-3 (File No. 333-179043), which was declared effective on January 24, 2012, for the proposed offering from time to time of up to $100.0 million of our securities, including common stock, preferred stock, debt securities and/or warrants. In July 2012, we issued 4,743,750 shares of common stock at $8.00 per share pursuant to the shelf registration, raising net proceeds of approximately $35.6 million. In January 2013, we issued 7,575,757 shares of common stock at $5.28 per share under the shelf registration at an initial closing of a public offering, followed by 1,136,362 at a second closing in February 2013, raising net proceeds of approximately $42.7 million.  In April 2013, we increased the amount of securities that may be issued under the registration statement by $3.2 million through the filing of a post-effective amendment pursuant to Rule 462(b) of the Securities Act.  In April 2013, we registered approximately $19.0 million for sale under the LPC Purchase Agreement, leaving a balance of approximately $205,000 under this shelf registration statement for future issuance as of December 31, 2013.

               In April 2013, we filed a universal shelf registration statement with the SEC on Form S-3 (File No. 333-187780) for the proposed offering from time to time of up to $100.0 million of our securities, including common stock, preferred stock, debt securities and/or warrants.  On November 15, 2013, we registered $25.0 million under the registration statement for the Cowen ATM.  As of December 31, 2013, we have not sold any shares of our common stock pursuant to the ATM and $75.0 million remains available for future issuance under this shelf registration statement.

Based on the requirements of Form S-3, however, there are certain factors, such as volume of trading in our common stock and our stock price, which limit the amount that can be raised in a short period of time through Purchase Agreement and registration statements described above.

  Cash Flows

Comparison of Years Ended December 31, 2013 and 2012

Cash flow from operations during the years ended December 31, 2013 and 2012 consisted of the following (in thousands):

	2013	2012
Net cash used in operating activities	$(31,912)	$(73,635)
Net cash used in investing activities	(4,687)	(3,783)
Net cash provided by financing activities	43,115	31,256
Effect of exchange rate on cash	(1)	(31)
Total	$6,515	$(46,193)

During 2013 and 2012, our operating activities used cash of $31.9 million and $73.6 million, respectively, primarily resulting from our decreased net losses and changes in our working capital accounts.  The decrease in cash used in 2013 compared to 2012 was mainly attributable to lower net loss recognized in 2013 as a result of significant decreases in research and development expense as well as general and administrative expense due to the Company focusing exclusively on the development of blisibimod. In addition, interest expense also decreased significantly in 2013 as compared to 2012 as a result of our refinancing of our long-term debt from Hercules to Midcap and Square 1 Bank in early 2013.

During 2013 and 2012, cash used in investing activities was $4.7 million and $3.8 million, respectively. The increase in cash used in 2013 compared to 2012 was mainly attributable to the establishment of $10.0 million in restricted cash in 2013 as a result of our refinancing our long-term debt from Hercules to Midcap and Square 1 Bank.  The increase in restricted cash was offset by a decrease in purchase of short-term investments by $10.7 million.

During 2013 and 2012, financing activities provided cash of $43.1 million and $31.3 million, respectively. The increase in cash provided by financing activities in 2013 compared to 2012 was mainly attributable to higher proceeds received from the sale of our common stock through public offerings and pursuant to an equity purchase agreement with LPC, which was offset by $22.4 million in principal payments to Hercules and Midcap.

Comparison of Years Ended December 31, 2012 and 2011

Cash flow from operations during the years ended December 21, 2012 and 2011 consisted of the following (in thousands):

	2012	2011
Net cash used in operating activities	$(73,635)	$(73,067)
Net cash provided by (used in) investing activities	(3,783)	20,232
Net cash provided by financing activities	31,256	78,429
Effect of exchange rate on cash	(31)	—
Total	$(46,193)	$25,594

 During the years ended 2013 and 2012, our operating activities used cash of $73.6 million and $73.6 million, respectively, primarily resulting from our net losses and changes in our working capital accounts.  Cash used in operating activities during the year ended December 31, 2013 was higher as compared to the previous year primarily due to payments made to vendors in 2013 against payables accrued as of the end of 2012.

During 2012, cash used in investing activities was $3.8 million. During 2011, cash provided by investing activities was $20.2 million. Our investing activities in both 2012 and 2011 consisted primarily of purchases and maturities of short term investments.

During 2012 and 2011, financing activities provided cash of $31.3 million and $78.4 million, respectively. The decrease in cash provided by financing activities in 2012 as compared to 2011 was mainly attributable to lower proceeds received from the sale of our common stock through public offerings. Additionally, we issued notes payable to Hercules in March 2011 from which we received net proceeds of $24.7 million.

Contractual Obligations and Commitments

We have lease obligations consisting of an operating lease for our operating facility that expires in September 2017.

In April 2013, we entered into borrowing agreements with Midcap and Square 1 Bank for an aggregate of $20.0 million. We used the proceeds from the new loans to repay the outstanding balance owed to Hercules.

The following table summarizes our estimated scheduled future minimum contractual obligations and commitments as of December 31, 2013 (in thousands):

Payments Due by Period	Less than 1 year	1 - 3 years	3-5 years	More than 5 years	Total
Notes Payable	$2,857	$5,238	$10,000	$—	$18,095
Interest on Notes Payable	772	700	34	—	1,506
Facility Lease	217	442	167	—	826
Total	$3,846	$6,380	10,201	—	$20,427

The above amounts exclude potential payments to be made under our license agreements to our licensors that are based on the progress of our product candidate in development, as these payments are not determinable. Under our license agreement with Amgen to develop and commercialize blisibimod, we are obligated to make additional milestone payments upon the achievement of certain development, regulatory and commercial objectives. We are also obligated to pay royalties on future net sales of products that are developed and approved as defined by this collaboration. Our royalty obligations as to a particular licensed product will be payable on a country-by-country basis and licensed on a product-by-licensed-product basis, for the longer of (a) the date of expiration of the last-to-expire valid claim within the licensed patents that covers the manufacture, use or sale, offer to sell or import of such licensed product by us or a sublicensee in such country, or (b) 10 years after the first commercial sale of the applicable licensed product in the applicable country.

Funding Requirements

To date, we have not generated any revenue. We expect to incur substantial expenses and generate significant operating losses over the next several years as we continue to advance our product candidate into clinical studies and as we:

•	continue clinical development of blisibimod;

•	hire additional clinical, scientific and management personnel; and

•	implement new operational, financial and management information systems.

Our future capital uses and requirements depend on numerous forward-looking factors. These factors include the following:

•	the progress of clinical studies of our product candidate;

•	the time and costs involved in obtaining regulatory approvals;

•	delays that may be caused by evolving requirements of regulatory agencies;

•	the costs involved in filing and prosecuting patent applications and enforcing or defending patent claims;

•	our ability to establish, enforce and maintain selected strategic alliances; and

•	the acquisition of technologies, product candidate and other business opportunities that require financial commitments.

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

If adequate funds are not available, we may be required to terminate, significantly modify or delay our development programs, or obtain funds through collaborators that may require us to relinquish rights to our technologies or product candidate that we might otherwise seek to develop or commercialize independently. We may elect to raise additional funds even before we need them if the conditions for raising capital are favorable.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. We are exposed to market risk related to fluctuations in interest rates, market prices, and foreign currency exchange rates. However, since a majority of our investments are in highly liquid money market funds, we do not believe we are subject to any material market risk exposure. As of December 31, 2013, we did not have any material derivative financial instruments. The fair value of our cash and cash equivalents was $25.9 million as of December 31, 2013.

Our investment policy is to limit credit exposure through diversification and investment in highly rated securities. We actively review, along with our investment advisors, current investment ratings, company specific events and general economic conditions in managing our investments and in determining whether there is a significant decline in fair value that is other-than-temporary.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements required by this item are set forth beginning in Item 15 of this report and are incorporated herein by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES

 Evaluation of Disclosure Controls and Procedures

     Our management, with the participation of our chief executive officer and principal accounting officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to that company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

            Based on this evaluation, our chief executive officer and principal accounting officer, have concluded that our financial disclosure controls and procedures were not effective as of December 31, 2013, due to the material weakness in our internal control over financial reporting as described below.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Internal control over financial reporting is a process, effected by an entity’s board of directors, management and other personnel, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures which pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP; provide reasonable assurance that receipts and expenditures are being made only in accordance with management’s and or the board of directors’ authorization; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our consolidated financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect material errors in our consolidated financial statements. Also, projection of any evaluation of the effectiveness of our internal control over financial reporting to future periods is subject to the risk that controls may become inadequate because of changes in conditions, because the degree of compliance with our policies and procedures may deteriorate.

            Management, including our chief executive officer and principal accounting officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2013.  In making its assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (1992). In connection with the restatement discussed below and in Note 2 to our consolidated financial statements in this Annual Report on Form 10-K, management, including our chief executive officer and principal accounting officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. Based on this reassessment using the COSO criteria, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2013, because of a material weakness relating to accounting for warrants. Specifically, we did not maintain effective controls over the identification and proper accounting treatment of certain terms and conditions in the warrant agreements. This material weakness resulted in a material misstatement of our liabilities, non-cash expense relating to the changes in fair value of common stock warrants and accumulated deficit accounts and related financial disclosures and the restatement of our consolidated financial statements for the years ended December 31, 2010, 2011 and 2012, and each of the quarterly periods (including the period from Inception) from March 31, 2012 through September 30, 2012 (the “Affected Periods”). Additionally, this deficiency resulted in misstatements of the aforementioned accounts and disclosures that resulted in a material misstatement of the consolidated financial statements that would not be prevented or detected.

For the quarter ended December 31, 2013, our independent registered public accounting firm, BDO USA, LLP was not required to report on the effectiveness of internal control over financial reports due to the exemptions allowed to small companies under the Wall Street Reform and Consumer Protection Act of 2009.

Restatement of Consolidated Financial Statements

On March 10, 2014, in connection with an internal accounting review related to the accounting for warrants issued in conjunction with a private placement of the Company’s common stock in September 2010, the Company, in consultation with its Audit Committee, concluded that its previously issued consolidated financial statements for the years ended December 31, 2010, 2011, 2012 and for the quarters ended March 31, 2012, June 30, 2012 and September 30, 2012 should be restated because of a misapplication in the guidance around accounting for warrants that were historically reflected as a component of equity as opposed to liabilities as required under the applicable accounting pronouncements and should no longer be relied upon.  However, the non-cash adjustments to the consolidated financial statements, in all of the Affected Periods, do not impact the amounts previously reported for the Company’s cash and cash equivalents, operating expenses, total operating, investing or financing cash flows, and net operating loss carryforward.

Remediation Plan

Management has been actively engaged in developing a remediation plan to address the material weakness. Implementation of the remediation plan is in process and consists of establishing a formal review process of non-routine and complex transactions, including but not limited to equity transactions and licensing transactions,  reassessing the original accounting assessment for each of the Company’s historical warrants and any on-going accounting impact. Management has completed this assessment during March 2014 and the results of this analysis have been used to adjust the Affected Periods in the restated documents.

Management believes the foregoing efforts will effectively remediate the material weakness. As the Company continues to evaluate and work to improve its internal control over financial reporting, management may execute additional measures to address potential control deficiencies or modify the remediation plan described above. Management will continue to review and make necessary changes to the overall design of the Company’s internal control.

Changes in Internal Control Over Financial Reporting

            During the fourth quarter ended December 31, 2013, there were no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is incorporated by reference from our definitive Proxy Statement for our 2014 Annual Meeting of Stockholders (“Proxy Statement”), where it appears under the headings “Election of Directors”, “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

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

PART IV

ITEM 15.  EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

(1)	Index list to Consolidated Financial Statements:

(2)	Consolidated financial statement Schedules

All other schedules are omitted because they are not required or the required information is included in the consolidated financial statements or notes thereto.

(3)	Exhibits

The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Anthera Pharmaceuticals, Inc.
Hayward, California

We have audited the accompanying consolidated balance sheet of Anthera Pharmaceuticals, Inc. a development stage company (the “Company”), as of December 31, 2013 and the related consolidated statements of operations, comprehensive loss, stockholders’ equity (deficit), and cash flows for year then ended and the related consolidated statements of operations, comprehensive loss, stockholders’ equity (deficit), and cash flows for the period from inception (September 9, 2004) to December 31, 2013.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.  We did not audit the consolidated financial statements of Anthera Pharmaceuticals, Inc. for the period from inception to December 31, 2012.  Such statements are included in the cumulative inception to December 31, 2013 totals of the consolidated statements of operations, comprehensive loss, and cash flows and reflect a net loss of 89% of the cumulative total.   Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to amounts for the period from inception to December 31, 2012, included in the cumulative totals, is based solely on the report of other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit and the reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Anthera Pharmaceuticals, Inc. at December 31, 2013, and the results of its operations and its cash flows for the year then ended and for the period from inception (September 9, 2004) to December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

San Jose, California
March 28, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Anthera Pharmaceuticals, Inc.:

We have audited the accompanying balance sheet of Anthera Pharmaceuticals, Inc. (a development stage company) (the “Company”) as of December 31, 2012, and the related statements of operations, comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such 2012 and 2011 financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2012, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the accompanying 2012 and 2011 financial statements have been restated to correct an error.

/s/ Deloitte & Touche LLP

San Francisco, California
March 26, 2013 (March 28, 2014 as to the effects of the restatement and the reverse stock split discussed in Notes 2 and 1, respectively, to the consolidated financial statements)

ANTHERA PHARMACEUTICALS, INC
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

(in thousands except share and per share amounts)

	December 31, 2013	December 31, 2012
ASSETS
		(As restated)(1)

Current assets:
Cash and cash equivalents	$25,946	$19,431
Short-term investments	—	5,322
Prepaid expenses and other current assets	358	426
Total current assets	26,304	25,179
Property and equipment—net	812	1,150
Restricted cash	10,000	—
Other assets	301	116
TOTAL	$37,417	$26,445
LIABILITIES AND STOCKHOLDERS’ EQUITY(DEFICIT)
Current liabilities:
Accounts payable	$3,519	$5,206
Accrued clinical studies	472	3,374
Accrued liabilities	474	497
Accrued payroll and related costs	319	344
Short term portion of notes payable, net of discount	2,777	9,329
Total current liabilities	7,561	18,750
Notes payable, net of discount	15,098	11,221
Total liabilities	22,659	29,971
Commitments and contingencies (Note 7)
Stockholders’ equity (deficit)
Common stock, $0.001 par value, 100,000,000 shares authorized; 19,415,901 and 9,893,924 shares issued and outstanding as of December 31, 2013 and 2012, respectively	19	10
Additional paid-in capital	301,946	252,827
Accumulated other comprehensive loss	—	(17)
Deficit accumulated during the development stage	(287,207)	(256,346)
Total stockholders’ equity (deficit)	14,758	(3,526)
TOTAL	$37,417	$26,445

(1)	See Note 2 “Restatement of Previously Issued Consolidated Financial Statements” of Notes to Consolidated Financial Statements.

See accompanying notes to consolidated financial statements.

ANTHERA PHARMACEUTICALS, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except share and per share amounts)

	Year Ended December 31,			Cumulative Period from September 9, 2004 (Date of Inception) to December 31,
	2013	2012	2011	2013
		(As restated) (1)	(As restated) (1)
OPERATING EXPENSES:
Research and development	$21,684	$49,219	$85,281	$236,965
General and administrative	6,563	6,715	7,857	37,353
Total operating expenses	28, 247	55,934	93,138	274,318
LOSS FROM OPERATIONS	(28,247)	(55,934)	(93,138)	(274,318)
OTHER INCOME (EXPENSE):
Other income (expense)	(15)	(111)	606	1,485
Interest expense	(2,599)	(3,354)	(2,803)	(10,301)
Mark-to-market adjustment of warrant liability	—	14,070	(3,738)	236
Beneficial conversion features	—	—	—	(4,309)
Total other income (expense)	(2,614)	10,605	(5,935)	(12,889)
NET LOSS	$(30,861)	$(45,329)	$(99,073)	$(287,207)
Net loss per share—basic and diluted	$(1.69)	$(6.27)	$(21.18)
Weighted-average number of shares used in per share calculation—basic and diluted	18,267,413	7,225,406	4,677,210

(1)	See Note 2 “Restatement of Previously Issued Consolidated Financial Statements” of Notes to Consolidated Financial Statements.

See accompanying notes to consolidated financial statements.

ANTHERA PHARMACEUTICALS, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands except share and per share amounts)

	Years Ended December 31,			Cumulative Period from September 9, 2004 (Date of Inception) to December 31,
	2013	2012	2011	2013
		(As restated) (1)	(As restated) (1)
Net loss	$(30, 861)	$(45,329)	$(99,073)	$(287,207)
Unrealized gain on short term investments , net	17	12	21	—
Comprehensive loss	(30,844)	(45,317)	(99,052)	(287,207)

(1)	See Note 2 “Restatement of Previously Issued Consolidated Financial Statements” of Notes to Consolidated Financial Statements.

See accompanying notes to consolidated financial statements.

Anthera Pharmaceuticals, Inc.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
 (in thousands except share and per share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Deficit Accumulated During Development	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Loss	Stage	(Deficit)
DATE OF INCEPTION—September 9, 2004
Issuance of common stock to founders for cash	—	$—	17,523	$—	$—	$—	$—	$—
Issuance of common stock to founders for service	—	—	91,997	—	2	—	—	2
Repurchase of common stock from founder	—	—	(9,126)	—	—	—	—	—
Issuance of Series A convertible preferred stock for cash at $1.47 per share, net of issuance cost of $9	526,955	1	—	—	767	—	—	768
Issuance of Series A convertible preferred stock in exchange for service at $1.47 per share	25,575	—	—	—	38	—	—	38
Issuance of common stock upon exercise of stock options	—	—	4,161		5	—	—	5
Reclass of early exercise of stock options to liability	—	—	(3,650)	—	(4)	—	—	(4)
Share-based compensation related to equity awards	—	—	—	—	1	—	—	1
Net loss	—	—	—	—	—	—	(554)	(554)
BALANCE—December 31, 2005	552,530	1	100,905	—	809	—	(554)	256
Conversion of Series A convertible preferred stock to Series A-1 convertible preferred stock at a ratio of 1:1	—	—	—	—	—	—	—	—
Issuance of Series A-2 convertible preferred stock for cash at $5.14 per share—net of issuance cost of $202	1,138,677	1	—	—	5,645	—	—	5,646
Issuance of Series A-2 convertible preferred stock upon conversion of convertible promissory notes at $3.85 and $5.14 per share	224,248	—	—	—	962	—	—	962
Issuance of Series A-2 convertible preferred stock in exchange for licensed technology at $5.14 per share	257,744	—	—	—	1,324	—	—	1,324
Beneficial conversion feature related to conversion of convertible promissory notes into Series A-1 convertible preferred stock	—	—	—	—	190	—	—	190
Issuance of Series B convertible preferred stock for cash at $7.28 per share—net of issuance cost of $21	2,619,568	3	—	—	19,036	—	—	19,039
Issuance of Series B convertible preferred stock in exchange for licensed technology at $7.28 per share	127,297	—	—	—	926	—	—	926
Issuance of common stock upon exercise of stock options	—	—	15,697	—	17	—	—	17
Reclass of early exercise of stock options to liability	—	—	(4,601)	—	(5)	—	—	(5)
Share-based compensation related to equity awards	—	—	—	—	9	—	—	9
Net loss	—	—	—	—	—	—	(8,679)	(8,679)
BALANCE—December 31, 2006	4,920,064	5	112,001	—	28,913	—	(9,233)	19,685
Issuance of common stock upon exercise of stock options	—	—	61,700	—	118	—	—	118
Reclass of early exercise of stock options liability	—	—	(30,020)	—	(60)	—	—	(60)
Issuance of common stock for service	—	—	2,044	—	2	—	—	2
Share-based compensation related to equity awards	—	—	—	—	87	—	—	87
Unrealized loss on short-term investments	—	—	—	—	—	(2)	—	(2)
Net loss	—	—	—	—	—	—	(25,695)	(25,695)
BALANCE—December 31, 2007	4,920,064	5	145,725	—	29,060	(2)	(34,928)	(5,865)
Conversion of Series B convertible preferred stock to Series B-1 convertible preferred stock at a ratio of 1:1	—	—	—	—	—	—	—	—
Issuance of Series B-2 convertible preferred stock for cash at $7.28 per share—net of issuance cost of $242	962,066	1	—	—	6,512	—	—	6,513
Issuance of Series B-2 convertible preferred stock upon conversion of convertible promissory notes at $5.46 per share	2,235,661	2	—	—	12,198	—	—	12,200
Issuance of Series B-2 convertible preferred stock in lieu of interest payment at $5.46 per share	28,517	—	—	—	156	—	—	156
Issuance of warrants in connection with issuance of Series B-2 convertible preferred stock	—	—	—	—	244	—	—	244
Beneficial conversion feature related to conversion of convertible promissory notes into Series B-2 convertible preferred stock	—	—	—	—	4,119	—	—	4,119
Issuance of common stock upon exercise of stock options	—	—	22,485	—	68	—	—	68
Release of early exercise of stock options liability	—	—	16,022	—	13	—	—	13
Repurchase of common stock upon employee termination	—	—	(2,371)	—	(5)	—	—	(5)
Share-based compensation related to equity awards	—	—	—	—	195	—	—	195
Unrealized gain on short-term investments	—	—	—	—	—	1	—	1
Net loss	—	—	—	—	—	—	(18,099)	(18,099)
BALANCE—December 31, 2008	8,146,308	8	181,861	—	52,560	(1)	(53,027)	(460)

See accompanying notes to consolidated financial statements.

Anthera Pharmaceuticals, Inc.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
 (in thousands except share and per share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Deficit Accumulated During Development	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Loss	Stage	(Deficit)
BALANCE—December 31, 2008	8,146,308	$8	181,861	$—	$52,560	$(1)	$(53,027)	$(460)
Issuance of common stock upon exercise of stock options	—	—	2,386	—	15	—	—	15
Release of early exercise of stock options liability	—	—	11,527	—	26	—	—	26
Share-based compensation related to equity awards	—	—	—	—	342	—	—	342
Unrealized gain on short-term investments	—	—	—	—	—	1	—	1
Net loss	—	—	—	—	—	—	(12,203)	(12,203)
BALANCE —December 31, 2009	8,146,308	8	195,774	—	$52,943	—	(65,230)	(12,279)
Conversion of convertible preferred stock to common stock at a ratio of 1:1	(8,146,308)	(8)	1,018,288	1	7	—	—	—
Issuance of common stock for cash at $56.00 per share—net of issuance cost of $3,039	—	—	750,000	1	37,080	—	—	37,081
Issuance of common stock upon conversion of convertible promissory notes and accrued interest at $42.00 and $50.24 per share	—	—	313,904	—	13,884	—	—	13,884
Issuance of common stock upon release of escrow funds	—	—	324,847	—	17,100	—	—	17,100
Issuance of common stock upon cashless exercise of warrants	—	—	24,309	—	—	—	—	—
Issuance of common stock to collaborator in lieu of milestone payment	—	—	66,497	—	3,500	—	—	3,500
Issuance of common stock upon exercise of overallotment by underwriters net of issuance cost of $17	—	—	75,561	—	3,961	—	—	3,961
Issuance of common stock upon exercise of stock options	—	—	17,359	—	116	—	—	116
Issuance of common stock pursuant to employee stock purchase plan	—	—	3,114	—	81	—	—	81
Issuance of common stock upon private placement transaction, net of issuance cost of $508(1)	—	—	1,312,492	2	22,800	—	—	22,802
Net change of early exercise of stock options and liability	—	—	4,479	—	1	—	—	1
Reclass of warrant and derivative liability to equity in conjunction with conversion of convertible promissory notes into common stock	—	—	—	—	4,473	—	—	4,473
Share-based compensation related to equity awards	—	—	—	—	702	—	—	702
Unrealized loss on short-term investments	—	—	—	—	—	(50)	—	(50)
Net loss(1)	—	—	—	—	—	—	(46,714)	(46,714)
BALANCE—December 31, 2010	—	—	4,106,624	4	156,648	(50)	(111,944)	44,658
Issuance of common stock upon exercise of stock options	—	—	33,793	—	241	—	—	241
Issuance of common stock for cash at $60.00 per share—net of issuance cost of $198	—	—	958,333	1	53,852	—	—	53,853
Issuance of common stock upon exercise of warrants	—	—	8,333	—	220	—	—	220
Issuance of common stock upon release of restricted stock units	—	—	3,918	—	102	—	—	102
Issuance of common stock pursuant to employee stock purchase plan	—	—	3,535	—	134	—	—	134
Net change of early exercise of stock options and liability	—	—	2,126	—	21	—	—	21
Issuance of warrants in conjunction with debt financing	—	—	—	—	1,276	—	—	1,276
Share-based compensation related to equity awards	—	—	—	—	1,293	—	—	1,293
Unrealized gain on short-term investments	—	—	—	—	—	21	—	21
Net loss(1)	—	—	—	—	—	—	(99,073)	(99,073)
BALANCE—December 31, 2011	—	$—	5,116,662	$5	$213,787	$(29)	$(211,017)	$2,746

See accompanying notes to consolidated financial statements.

Anthera Pharmaceuticals, Inc.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
 (in thousands except share and per share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Deficit Accumulated During Development	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Loss	Stage	(Deficit)
BALANCE—December 31, 2011	—	$—	5,116,662	$5	$213,787	$(29)	$(211,017)	$2,746
Issuance of common stock upon exercise of stock options	—	—	19,316	—	157	—	—	157
Issuance of common stock for cash at $8.00 per share—net of issuance cost of $98	—	—	4,743,750	5	35,570	—	—	35,575
Issuance of common stock upon release of restricted stock units	—	—	6,862	—	65	—	—	65
Issuance of common stock pursuant to employee stock purchase plan	—	—	6,749	—	29	—	—	29
Reclass of warrant liability to equity (1)	—	—	—	—	2,268	—	—	2,268
Net change of early exercise of stock options and liability	—	—	585	—	7	—	—	7
Share-based compensation related to equity awards	—	—	—	—	944	—	—	944
Unrealized loss on short-term investments	—	—	—	—	—	12	—	12
Net loss (1)	—	—	—	—	—	—	(45,329)	(45,329)
BALANCE—December 31, 2012	—	—	9,893,924	10	252,827	(17)	(256,346)	(3,526)
Issuance of common stock upon release of restricted stock units	—	—	31,081	—	51	—	—	51
Issuance of common stock pursuant to employee stock purchase plan	—	—	13,961	—	38	—	—	38
Issuance of common stock for cash at $5.28 per share, net of issuance cost of $474	—	—	8,712,119	9	42,737	—	—	42,746
Issuance of common stock pursuant to an equity purchase agreement , net of issuance cost of $471	—	—	764,816	—	2,959	—	—	2,959
Share-based compensation related to equity awards	—	—	—	—	3,054	—	—	3,054
Issuance of warrants in conjunction with debt financing	—	—	—	—	280	—	—	280
Unrealized loss on short-term investments	—	—	—	—	—	17	—	17
Net loss	—	—	—	—	—	—	(30,861)	(30,861)
BALANCE—December 31, 2013	—	$—	19,415,901	$19	$301,946	$—	$(287,207)	$14,758

(1)	See Note 2 “Restatement of Previously Issued Consolidated Financial Statements” of Notes to Consolidated Financial Statements

See accompanying notes to consolidated financial statements.

ANTHERA PHARMACEUTICALS, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,			September 9, 2004 (Date of Inception) to December 31,
	2013	2012	2011	2013
		(As restated) (1)	(As restated) (1)

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(30,861)	$(45,329)	$(99,073)	$(287,207)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	353	331	80	854
Amortization of premium on short-term investments	—	—	84	56
Realized loss/(gain) on short-term investments and foreign currency exchange rates fluctuation	12	46	(8)	(106)
Stock-based compensation expense	3,145	960	2,423	7,865
Issuance of preferred and common stock for license fee, interest and service	—	—	—	6,122
Beneficial conversion feature	—	—	—	4,309
Amortization of discount and deferred interest on convertible notes and notes payable	979	749	364	3,033
Amortization of debt issuance cost	190	123	374	730
Mark-to-market adjustment on warrant liability	—	(14,070)	3,738	(236)
Changes in assets and liabilities:
Prepaid expenses and other assets	66	184	1,253	(361)
Accounts payable	(1,833)	(12,226)	13,574	3,564
Accrued clinical studies	(2,902)	(4,340)	4,579	474
Accrued liabilities	(1,036)	(35)	(191)	(801)
Accrued payroll and related costs	(25)	(28)	(264)	292
Net cash used in operating activities	(31,912)	(73,635)	(73,067)	(261,412)
INVESTING ACTIVITIES:
Property and equipment purchases	(15)	(207)	(1,346)	(1,675)
Purchase of short-term investments	—	(10,671)	(4,735)	(55,155)
Proceeds from maturities of short-term investments	5,328	7,095	26,313	55,268
Increase in restricted cash	(10,000)	—	—	(10,000)
Net cash provided by (used in) investing activities	(4,687)	(3,783)	20,232	(11,562)
FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes and notes payable, net of issuance costs	19,798	—	24,700	70,750
Principal payment against note payable	(22,436)	(4,468)	—	(26,904)
Proceeds from issuance of preferred stock, net	—	—	—	32,210
Proceeds from issuance of common stock, net of offering costs	45,746	35,575	54,012	222,602
Proceeds from issuance of common stock pursuant to employee stock purchase plan and exercise of stock options	39	186	376	1,022
Proceeds from issuance of common stock pursuant to exercise of warrant	—	—	220	220
Withholding taxes paid on vested restricted stock units	(32)	(37)	(879)	(948)
Net cash provided by financing activities	43,115	31,256	78,429	298,952
Effect of exchange rate changes on cash	(1)	(31)	—	(32)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,515	(46,193)	25,594	25,946
CASH AND CASH EQUIVALENTS—Beginning of period	19,431	65,624	40,030	—
CASH AND CASH EQUIVALENTS—End of period	$25,946	$19,431	$65,624	$25,946
SUPPLEMENTAL CASH DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$2,477	$2,583	$1,838	$6,913
NONCASH INVESTING AND FINANCING ACTIVITIES:
Conversion of convertible promissory notes and accrued interest into common stock, Series A-2 convertible preferred stock and Series B-2 convertible preferred stock, including unamortized debt discount	$—	$—	$—	$27,386
Beneficial conversion feature	$—	$—	$—	$4,309
Reclassification of issuance costs charged to equity	$—	$—	$—	$3,565
Issuance of warrants in conjunction with debt financing	$280	$—	$1,276	$1,556

(1)	See Note 2 “Restatement of Previously Issued Consolidated Financial Statements” of Notes to Consolidated Financial Statements

See accompanying notes to consolidated financial statements.

ANTHERA PHARMACEUTICALS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Organization

Anthera Pharmaceuticals, Inc. (the “Company” or “Anthera”) was incorporated on September 9, 2004 in the state of Delaware. Anthera is a biopharmaceutical company focused on developing and commercializing therapeutics to treat serious diseases associated with inflammation and autoimmune diseases. The Company’s primary product candidate, blisibimod, targets elevated levels of B-cell activating factor, or BAFF, which has been associated with a variety of B-cell mediated autoimmune diseases, including systemic lupus erythematosus, or lupus, IgA nephropathy, lupus nephritis, multiple myeloma, vasculitis, idiopathic thrombocytopenia purpura,  and others. In January 2012, Anthera Pharmaceuticals, Limited, a wholly-owned subsidiary, was incorporated in Ireland.

The Company’s activities since inception have consisted principally of acquiring product and technology rights, raising capital, and performing research and development. Accordingly, the Company is considered to be in the development stage as of December 31, 2013, as defined by guidance issued by the Financial Accounting Standards Board (“FASB”). Successful completion of the Company’s development programs and, ultimately, the attainment of profitable operations are dependent on future events, including, among other things, its ability to access potential markets; secure financing; develop a customer base; attract, retain and motivate qualified personnel; and develop strategic alliances. To date, the Company has funded its operations through equity offerings, private placements of convertible debt and debt financings, raising net proceeds of approximately $325.6 million.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States, or GAAP. From September 9, 2004 (Date of Inception) through December 31, 2013, the Company had an accumulated a deficit of $287.2 million. During 2013, the Company incurred a net loss of $30.9 million and had negative cash flows from operations of $31.9 million. The Company expects to continue to incur substantial losses and negative cash flows from operations over the next several years during its clinical development phase. To fully execute its business plan, the Company will need to complete certain research and development activities and clinical studies. Further, the Company’s product candidate will require regulatory approval prior to commercialization. These activities may span many years and require substantial expenditures to complete and may ultimately be unsuccessful. Any delays in completing these activities could adversely impact the Company. The Company plans to meet its capital requirements primarily through issuances of equity securities, debt financing, and in the longer term, revenue from product sales. Failure to generate revenue or raise additional capital would adversely affect the Company’s ability to achieve its intended business objectives.

Reverse Split of Common Stock

On July 15, 2013, the Company effectuated a 1-for-8 reverse split of its common stock.  All references to shares of common stock outstanding and per share data for all periods presented in the accompanying consolidated financial statements and notes thereto have been adjusted to reflect such reverse split.

2.  RESTATEMENT OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS

Subsequent to the issuance of the Company’s 2012 consolidated financial statements, the Company concluded that its previously issued 2012, 2011 and 2010 consolidated financial statements should be restated because of a misapplication in the guidance around accounting for the warrants issued in September 2010.

Background of Restatement

On September 24, 2010, in connection with a private placement of the Company’s Common Stock, the Company issued warrants to the investors to purchase an aggregate of 525,000 shares of the Company’s common stock at an exercise price of $26.40 per share.  These warrants have an exercise period of five years and will expire on September 24, 2015.    The warrants provided the holders with anti-dilution price protection in the event the Company issues securities at a price per share less than the exercise price of the warrants.  Historically, the warrants were reflected as a component of equity as opposed to liabilities on the balance sheets and the statements of operations did not include the subsequent non-cash changes in estimated fair value of the warrants in accordance with Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”).  Under the guidance of ASC 815, warrant instruments that provide for anti-dilution price protection, should be initially classified as derivative liabilities at their estimated fair values.  In periods subsequent to issuance, changes in the estimated fair value of the derivative instruments should be recorded as non-cash income or expense in the statement of operations until the applicable warrants are exercised or the exercise price of the warrants becomes fixed. Management, in consultation with the Company’s Audit Committee, determined that the financial statements should be restated to reflect the warrants as liabilities, with subsequent changes in their estimated fair value recorded as non-cash income or expense until the exercise price of the warrants became fixed on July 24, 2012 upon the closing of an equity offering by the Company pursuant to which the Company sold common stock at $8.00 per share, which triggered an adjustment to the exercise price of the warrants to a floor price of $23.20 per share as specified in the warrants.

Impact of the Restatement

The effects of the restatement on the following financial statement line items as of and for the periods indicated are summarized in the following tables (in thousands except share and per share amounts, net loss per basic and diluted share has been adjusted for the Company’s 1-for-8 reverse split of its outstanding common stock effectuated on July 15, 2013):

Consolidated Statement of Operations impact for the Years ended December 31, 2012 and 2011

	Year ended December 31,
	2012			2011
	As reported	Adjustments	As restated	As reported	Adjustments	As restated

Operating expenses
R Research and development	$49,219	$—	$49,219	$85,281	$—	$85,281
General and administrative	6,715	—	6,715	7,857	—	7,857
Total operating expense	55,934	—	55,934	93,138	—	93,138
Loss from operations	(55,934)	—	(55,934)	(93,138)	—	(93,138)
Other income (expense):
In Other income (expense)	(111)	—	(111)	606	—	606
Interest expense	(3,354)	—	(3,354)	(2,803)	—	(2,803)
Mark-to-market adjustment of warrants liability	—	14,070	14,070	—	(3,738)	(3,738)
Beneficial conversion features	—	—	—	—	—	—
Total other income (expense)	(3,465)	14,070	10,605	(2,197)	—	(5,935)
Net loss	$(59,399)	$14,070	$(45,329)	$(95,335)	$(3,738)	$(99,073)
N Net loss per share — basic and diluted	$(8.22)	$1.95	$(6.27)	$(20.38)	$(0.80)	$(21.18)
Weighted average shares used in net income (loss) per share — basic and diluted	7,225,406	—	7,225,406	4,677,210	—	4,677,210

Consolidated Balance Sheet Impact as of December 31, 2012

	As Previously		As
	Reported	Adjustments	Restated

Assets
Current assets:
Cash and cash equivalents	$19,431	$—	$19,431
Short-term investments	5,322	—	5,322
Prepaid expenses and other current assets	426	—	426
Total current assets	25,179	—	25,179
Property and equipment — net	1,150	—	1,150
Other assets	116	—	116
TOTAL	$26,445	$—	$26,445

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$5,206	$—	$5,206
Accrued clinical studies	3,374	—	3,374
Accrued liabilities	497	—	497
Accrued payroll and related costs	344	—	344
Short-term portion of notes payable, net of discount	9,329	—	9,329
Total current liabilities	18,750	—	18,750
Notes payable, net of discount	11,221	—	11,221
Total liabilities	29,971	—	29,971
Common stock	10	—	10
Additional paid-in capital	256,859	(4,032)	252,827
Accumulated comprehensive loss	(17)	—	(17)
Deficit accumulated during the development stage	(260,378)	4,032	(256,346)
Total shareholders’ equity (deficit)	$(3,526)	$—	$(3,526)
TOTAL	$26,445	$—	$26,445

Additional paid-in Capital and Deficit Accumulated during the Development Stage Impact

In addition to the effects on the consolidated balance sheet as of December 31, 2012, and consolidated statements of operations for the years ended December 31, 2012 and 2011, discussed above, the restatement affected the additional paid-in capital and deficit accumulated during the development stage as of December 31, 2010 and 2011 as follows:

	Year Ended
	December 31,
	2011	2010

Additional paid-in capital, as previously reported (1)	$220,087	$162,948
Effect of restatement adjustment on additional paid-in capital for the current period	—	(6,300)
Cumulative adjustment to additional paid-in capital	(6,300)	—
Total restatement adjustments	(6,300)	(6,300)
Additional paid-in capital, as restated (1)	$213,787	$156,648

(1)	Adjusted for the Company’s 1-for-8 reverse stock split effectuated on July 15, 2013.

	Year Ended
	December 31,
	2011	2010

Deficit accumulated during the development, as previously reported	$(200,979)	$(105,644)
Effect of restatement adjustment on deficit accumulated during the development stage for the current period	(3,738)	(6,300)
Cumulative adjustment to deficit accumulated during the development stage	(6,300)	—
Total restatement adjustments	(10,038)	(6,300)
Deficit accumulated during the development, as restated	$(211,017)	$(111,944)

The restatement effect on the statement of cash flows for the years ended December 31, 2012, 2011 and 2010 was the non-cash mark-to-market adjustment on the warrant liability of $14,070,  $3,738 and $6,300, respectively, and an offsetting effect on net loss recorded for the respective periods, resulting in no net impact to the consolidated statements of cash flows.  Therefore, the consolidated statements of cash flows are not included as there were no changes to the Company’s operating , investing and financing  net cash flows as previously reported.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of these consolidated financial statements in conformity with GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, expenses, and related disclosures. On an ongoing basis, management evaluates its estimates, including critical accounting policies or estimates related to clinical trial accruals, our tax provision and stock-based compensation. The Company bases its estimates on historical experience and on various other market specific and other relevant assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ significantly from these estimates.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity or remaining maturities of three months or less at the date of purchase to be cash equivalents. Cash equivalents consist primarily of cash currencies and money market funds, for which the carrying amounts are reasonable estimates of fair value. Cash equivalents are recognized at fair value.

Short-Term Investments

Securities with maturity exceeding three months but less than one year are classified as short-term investments. Realized gains and losses and declines in value judged to be other-than-temporary are determined based on specific identification method and are reported in the statements of operations.

Restricted Cash

At December 31, 2013, the Company had restricted cash of $10.0 million to fund a cash security account related to its Square 1 Bank Loan Agreement (see Note 8 for further details).  The Company did not have any restricted cash at December 31, 2012.

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

Long-Lived Assets

The Company’s long-lived assets and other assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Through December 31, 2013, the Company had not experienced impairment losses on its long-lived assets.

Warrants

Warrants are recorded either as equity instruments or derivative liabilities at their estimated fair value at the date of issuance.  In the case of warrants recorded as liabilities, subsequent changes in estimated fair value are recorded in other income (expense) in the Company’s statement of operations in each subsequent period. The warrants are measured at estimated fair value using the Black Scholes valuation model, which is based, in part, upon inputs for which there is little or no observable market data, requiring the Company to develop its own assumptions. Inherent in this model are assumptions related to expected stock price volatility, expected life, risk-free interest rate and dividend yield. We estimate the volatility of our common stock at the date of issuance, and at each subsequent reporting period, based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the measurement date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on our historical rate, which we anticipate to remain at zero. The assumptions used in calculating the estimated fair value of the warrants represent our best estimates. However these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and different assumptions are used, the warrant liability and the change in estimated fair value could be materially different.

Accrued Clinical Studies

Expenses related to clinical studies are based on estimates of the services received and efforts expended pursuant to contracts with many research institutions, clinical research organizations and other service providers that conduct and manage clinical studies on our behalf. The financial terms of these agreements are subject to negotiation and vary from contract to contract and may result in uneven payment flows. Generally, these agreements set forth the scope of work to be performed at a fixed fee or unit price. Payments under the contracts are mainly driven by time and materials incurred by these service providers.  Expenses related to clinical studies are generally accrued based on time and materials incurred by the service providers and in accordance with the contracts. This process involves reviewing open contracts and purchase orders, communicating with applicable personnel to identify services that have been performed on the Company’s behalf and estimating the level of service performed and the associated cost incurred for the service when the Company has not yet been invoiced or otherwise notified of actual cost. The majority of service providers’ invoice at least monthly in arrears for services performed. The Company periodically confirms the accuracy of estimates with the service providers and makes adjustments if necessary. Examples of estimated accrued clinical expenses include:

•	fees paid to Contract Research Organizations, or CROs, in connection with clinical studies;

•	fees paid to investigative sites in connection with clinical studies;

•	fees paid to contract manufacturers in connection with the production of clinical study materials; and

•	fees paid to vendors in connection with preclinical development activities.

Research and Development Costs

Research and development expenses consist of personnel costs, including salaries, benefits and stock-based compensation, clinical studies performed by CROs, materials and supplies, licenses and fees, and overhead allocations consisting of various administrative and facilities related costs. Clinical study expenses are further separated into two main categories: clinical development and pharmaceutical development. Clinical development costs include costs for Phase 1, 2 and 3 clinical studies. Pharmaceutical development costs consist of expenses incurred in connection with manufacturing campaign, product formulation and chemical analysis.

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

 Comprehensive Loss

Comprehensive loss consists of certain changes in equity that is excluded from net loss. Specifically, the Company includes unrealized losses on available for sale securities in other comprehensive loss. Comprehensive loss for each period presented is set forth in the Statement of Comprehensive Loss.

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

Segments

The Company operates in only one segment. Management uses cash flow as the primary measure to manage its business and does not segment its business for internal reporting or decision-making. The Company’s long-lived tangible assets consisted of mainly machineries purchased by the Company and installed by its contract manufacturing vendor, Fujifilm Diosynth Boservices, in the United Kingdom.  The machineries are used for all of the Company’s blisibimod product manufacturing campaigns.

Net Loss Per Share

Basic net loss attributable to common stockholders per share is computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period. Shares issued during the period and shares reacquired during the period are weighted for the portion of the period that they were outstanding. The computation of diluted Earnings Per Share, or EPS, is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. In addition, in computing the dilutive effect of convertible securities, the numerator is adjusted to add back any convertible preferred dividends and the after-tax amount of interest recognized in the period associated with any convertible debt. The numerator also is adjusted for any other changes in income or loss that would result from the assumed conversion of those potential common shares, such as profit-sharing expenses. Diluted EPS is identical to basic EPS since common equivalent shares are excluded from the calculation, as their effect is anti-dilutive.

The following table summarizes the Company’s calculation of net loss per common share (in thousands except share and per share amounts):

	Year Ended December 31,
	2013	2012	2011
Net loss per share
Numerator
Net loss	$(30,861)	$(45,329)	$(99,073)
Denominator
Weighted-average common shares outstanding	18,267,413	7,225,543	4,678,881
Less: Weighted-average shares subject to repurchase	—	(137)	(1,671)
Denominator for basic and diluted net loss per share	18,267,413	7,225,406	4,677,210
Basic and diluted net loss per share	$(1.69)	$(6.27)	$(21.18)

As the Company incurred net losses for all of the periods presented, the following outstanding potentially dilutive securities were excluded from the computation of diluted net loss per share, as the effect of including them would have been antidilutive:

	Years Ended December 31,
	2013	2012	2011
Total options to purchase common stock	1,997,075	300,468	255,535
Total common stock subject to repurchase	—	—	585
Total warrants to purchase common stock	675,006	601,477	601,477
Total restricted stock units	42,042	28,106	25,794
Total	2,714,123	930,051	883,391

Stock-Based Compensation

The Company uses the Black-Scholes option pricing model as the method for determining the estimated fair value for all stock-based awards, including employee stock options, and rights to purchase shares under the Company’s Employee Stock Purchase Plan based on their estimated fair value, and recognize the costs in our consolidated financial statements over the employees’ requisite service period. The Black-Scholes option pricing model requires the use of highly subjective and complex assumptions which determine the fair value of share-based awards, including the option’s expected term and the price volatility of the underlying stock. Additionally, the Company is required to include an estimate of the number of awards that will be forfeited in calculating compensation costs, which are recognized over the requisite service period of the awards on a straight-line basis.

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

4. CASH EQUIVALENTS AND INVESTMENTS

The Company’s cash and cash equivalents as of December 31, 2013 are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Fair Value
Cash	$1,006	$—	$1,006
Money market funds	24,940	—	24,940
Total	$25,946	$—	$25,946

The Company’s cash and cash equivalents, and short-term investments as of December 31, 2012 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Losses	Fair Value
Cash	$3,811	$—	$3,811
Money market funds	15,620	—	15,620
Certificates of deposit	5,325	(3)	5,322
Total	24,756	(3)	24,753
Less amounts classified as cash and cash equivalents	(19,431)	—	(19,431)
Total short-term investments	$5,325	$(3)	$5,322

Realized losses recorded for the years ended December 31, 2013, 2012 and 2011 and for the period from September 9, 2004 (Date of Inception) to December 31, 2013 were immaterial.

5. FAIR VALUE OF INSTRUMENTS

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

•	Level 3—Valuations based on unobservable inputs in which there are little or no market data, which require us to develop our own assumptions.

The following tables present the Company’s fair value hierarchy for all its financial assets (including those in cash and cash equivalents), in thousands, by major security type measured at fair value on a recurring basis as of December 31, 2013 and 2012 (in thousands):

	December 31, 2013
	Estimated Fair Value	Level 1	Level 2	Level 3
Money market funds	$24,940	$24,940	$—	$—

	December 31, 2012
	Estimated Fair Value	Level 1	Level 2	Level 3
Money market funds	$15,620	$15,620	$—	$—
Certificates of deposit	5,322	—	5,322	—
Total	$20,942	$15,620	$5,322	$—

At  December 31, 2013 and 2012, the fair value of the principal amount of the Company’s outstanding notes payable are classified within the hierarchy as follows (in thousands):

	December 31, 2013
	Estimated Fair Value	Level 1	Level 2	Level 3
Notes Payable ($18,095, net of $220 note discount)	$17,875	$—	$—	$17,875

	December 31, 2012
	Estimated Fair Value	Level 1	Level 2	Level 3
Notes Payable ($21,083, net of $553 note discount)	$20,550	$—	$—	$20,550

The fair value of notes payable is estimated based on current interest rates available to us for debt instruments in similar terms, degrees of risk and remaining maturities.  The carrying value of these obligations, as of each period presented, approximate their respective fair values.  For disclosure purposes, the fair value of the principal amount of our outstanding debt obligations is considered to be a Level 3 measurement.

There were no transfers between Level 3, Level 2 or Level 1 during the years ended December 31, 2013 and 2012.

6. PROPERTY AND EQUIPMENT

Property and equipment are comprised of the following (in thousands):

	December 31,
	2013	2012
Lab equipment	$1,312	$1,312
Computers and software	50	50
Office equipment and furniture	60	45
Leasehold improvements	206	206
Total property and equipment	$1,628	$1,613
Less accumulated depreciation and amortization	(816)	(463)
Property and equipment, net	$812	$1,150

The Company recorded the following depreciation expense in the respective periods (in thousands):

	Year Ended December 31,			Period from September 9, 2004 (Date of Inception) to December 31,
	2013	2012	2011	2013
Depreciation expense	$353	$331	$80	$854

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

Rent expense was as follows (in thousands):

	Year Ended December 31,			Period from September 9, 2004 (Date of Inception) to December 31,
	2013	2012	2011	2013
Rent expense	$215	$217	$184	$1,307

As of December 31, 2013, future minimum lease payments under noncancellable operating leases were as follows (in thousands):

2014	$217
2015	220
2016	222
2017	167
Total	$826

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

Under the terms of the Amgen Agreement, the Company is obligated to make additional milestone payments to Amgen of up to $33.0 million upon the achievement of certain development and regulatory milestones. The Company is also obligated to pay tiered royalties on future net sales of products, ranging from the high single digits to the low double digits, which are developed and approved as defined by this collaboration. The Company’s royalty obligations as to a particular licensed product will be payable, on a country-by-country and licensed product-by-licensed product basis, for the longer of (a) the date of expiration of the last to expire valid claim within the licensed patents that covers the manufacture, use or sale, offer to sell, or import of such licensed product by the Company or a sublicense in such country or (b) 10 years after the first commercial sale of the applicable licensed product in the applicable country. As of December 31, 2013, there were no outstanding obligations due to Amgen.

8. NOTES PAYABLE

In March 2011, the Company entered into a Loan and Security Agreement (“Loan Agreement”) with Hercules Technology Growth Capital, Inc. and Hercules Technology II, L.P. (together, “Hercules”).  In conjunction with the Hercules loan, the Company issued a seven-year warrant to purchase 40,178 shares of the Company’s common stock at an exercise price of $48.00 per share. The warrant is immediately exercisable and expires in March 2018.  The Company estimated the fair value of this warrant using the Black-Scholes option valuation model with the following assumptions: expected term of seven years, a risk-free interest rate of 2.87%, expected volatility of 63% and 0% expected dividend yield, resulting in a $1.3 million discount from the par value of the loan, which was amortized as additional interest expense over the term of the loan using the effective interest rate method.  Additionally, the Company was obligated to pay an end of the term charge of $937,500, which was also being expensed over the term of the loan.  The Company repaid indebtedness under the Loan Agreement in full on April 3, 2013 in conjunction with the Company’s debt refinance (see below). The unamortized note discount and end of term charge was fully expensed to interest expense in April 2013 as a result of the payoff.  As of December 31, 2013, the warrant remained outstanding and exercisable.

On April 3, 2013, the Company entered a Credit and Security Agreement (the “Midcap Credit Agreement”) with MidCap Financial SBIC, LP (“Midcap”), pursuant to which Midcap made a $10.0 million loan (the “Midcap Loan”) to the Company. Proceeds from the Midcap Loan were used to repay the entire outstanding principal and end of term charge due to Hercules. The MidCap Credit Agreement matures on October 3, 2016 and the loan bears interest at an annual rate equal to 9.75%. Interest and principal are payable in cash on a monthly basis beginning May 1, 2013. The loan is secured by a pledge of substantially all assets of the Company, excluding intellectual property as well as the Cash Security Account (see further discussion below). In conjunction with the Midcap Loan, the Company issued a warrant to purchase 73,529 shares of its common stock, at an exercise price of $5.44 per share. The warrant is immediately exercisable and expires on October 3, 2016. The Company estimated the fair value of this warrant using the Black-Scholes option valuation model with the following assumptions: expected term of 3.5 years, a risk-free interest rate of 0.39%, expected volatility of 124% and 0% expected dividend yield. The Company applied the relative fair value method to allocate the $10.0 million proceeds received under the MidCap Credit Agreement between the loan and warrant. The initial carrying amount assigned to the loan was $9.7 million and was recorded as Notes payable—net of discount on the Company’s balance sheet. The fair value allocated to the warrant of $280,000 was recorded as an increase to additional paid-in capital in the Company’s balance sheet. The resulting $280,000 discount from the $10.0 million par value of the loan is amortized as an additional interest expense over the term of the loan using the effective interest rate method.  At December 31, 2013, this warrant remains outstanding and exercisable.

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

Notes payable as of December 31, 2013 consists of (in thousands):

2013
Notes payable, net of discount	$17,875
Less current maturities, net of discount	(2,777)
Non-current maturities, net of discount	$15,098

Notes payable as of December 31, 2012 consists of (in thousands):

2012
Notes payable, net of discount	$20,550
Less current maturities, net of discount	(9,329)
Non-current maturities, net of discount	$11,221

Annual maturities of long-term debt as of December 31, 2013 are as follows (in thousands):

2014	$2,857
2015	2,857
2016	2,381
2017	10,000
Total	$18,095

9. STOCKHOLDERS’ EQUITY (DEFICIT)

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

In September 2010, the Company completed a private placement transaction with certain accredited investors pursuant to which the Company sold an aggregate of 1,312,492 units at a purchase price of $24.00 per unit, with each unit consisting of one share of common stock and a warrant to purchase an additional 0.4 shares of common stock. Each warrant is exercisable in whole or in part at any time until September 24, 2015 at a per share exercise price of $26.40, subject to certain adjustments as specified in the warrant. The Company received net proceeds of approximately $22.8 million.

In June 2011, the Company utilized its shelf registration statement to sell 958,333 shares of its common stock at $60.00 per share. The Company received net proceeds of approximately $53.9 million.

In January 2012, the Company filed a universal shelf registration statement on Form S-3 (File No. 333-179043), which was declared effective on January 24, 2012, for the proposed offering from time to time of up to $100.0 million of our securities, including common stock, preferred stock, debt securities and/or warrants. In July 2012, the Company issued 4,743,750 shares of common stock at $8.00 per share pursuant to the shelf registration, raising net proceeds of approximately $35.6 million. In January 2013, the Company issued 7,575,757 shares of common stock at $5.28 per share under the shelf registration at an initial closing of a public offering, followed by 1,136,362 at a second closing in February 2013, raising net proceeds of approximately $42.7 million.  In April 2013, the Company increased the amount of securities that may be issued under the registration statement by $3.2 million through the filing of a post-effective amendment pursuant to Rule 462(b) of the Securities Act.  In April 2013, the Company registered approximately $19.0 million for sale under the LPC Purchase Agreement, leaving a balance of approximately $205,000 under this shelf registration statement for future issuance as of December 31, 2013.

On April 5, 2013, the Company entered into an equity purchase agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“LPC”), pursuant to which the Company has the right to sell to LPC up to an aggregate of $18.5 million in shares of the our common stock.  Upon executing the agreement, LPC made an initial purchase of $2.0 million in shares of common stock.  Subsequent to the initial purchase, the Company has sold approximately $1.1 million in shares of common stock to LPC in 2013. As of December 31, 2013, approximately $15.4 million of shares of the Company’s common stock remained available to be sold under the Purchase Agreement.

On November 15, 2013, the Company entered into a Sales Agreement (the “Agreement”) with Cowen and Company, LLC (“Cowen”) to create an at-the-market equity program (“ATM”) under which the Company from time to time may offer and sell shares of its common stock, par value $0.001 per share, having an aggregate offering price of up to $25.0 million through Cowen, as agent.  As of December 31, 2013, the Company had not sold any shares of its common stock pursuant to the Agreement.

               In April 2013, the Company filed a universal shelf registration statement with the SEC on Form S-3 (File No. 333-187780) for the proposed offering from time to time of up to $100.0 million of our securities, including common stock, preferred stock, debt securities and/or warrants.  On November 15, 2013, the Company registered $25.0 million under the registration statement for the Cowen ATM.  As of December 31, 2013, the Company had not sold any shares of our common stock pursuant to the ATM and $75.0 million remains available for future issuance under this shelf registration statement.

Based on the requirements of Form S-3, however, there are certain factors, such as volume of trading in our common stock and our stock price, which limit the amount that can be raised in a short period of time through Purchase Agreement and registration statements described above.

At December 31, 2013, the Company had reserved the following shares for future issuance:

Common stock warrants outstanding	675,006
Common stock options outstanding	1,997,075
Restricted stock units outstanding	42,042
Common stock available for future grant under ESPP plan	78,873
Common stock options available for future grant under stock option plan	711,718
Total	3,504,714

The Company’s Fifth Amended and Restated Certificate of Incorporation designates 5,000,000 shares of the Company’s capital stock as undesignated preferred stock.

Warrants

 In July and September 2009, the Company sold (i) convertible promissory notes, or the 2009 notes, that are secured by a first priority security interest in all of the Company's assets, and (ii) warrants, or the 2009 warrants, to purchase shares of the Company's equity securities to certain of its investors for an aggregate purchase price of $10.0 million. These transactions are collectively referred to as the 2009 bridge financing. The 2009 notes and accrued interest were converted into shares of the Company's common stock at a discount of 25% in March 2010 upon the closing of the Company's IPO.  The 2009 warrants carry an exercise price of $56.00 per share.  Each of the 2009 warrants is exercisable in whole or in part at any time until the latest date of September 9, 2014. As of December 31, 2013, 44,639 shares of warrants remain outstanding and exercisable.  Each of the warrants contains a net issuance feature, which allows the warrant holder to pay the exercise price of the warrant by forfeiting a portion of the exercised warrant shares with a value equal to the aggregate exercise.  The Company measured the fair value of the 2009 warrants using the Black-Scholes option pricing model on issuance date and adjusted the fair value at the end of each reporting period based on the following assumptions:

	March 31,	December 31,	September 30,
	2010	2009	2009

Expected Volatility	94%	78%	78%
Dividend Yield	0%	0%	0%
Risk-Free Interest Rate	2.28%	2.34%	2.38%
Expected Term (years)	5.00	5.00	5.00

The Company recorded the fair value of the warrants as a discount to the 2009 notes and amortized as interest expense over the terms of the 2009 notes. The Company re-measured the fair value of the 2009 warrants on December 31, 2009 and recorded the change in fair value in non-operating income. Upon conversion of the 2009 notes into shares of common stock at the completion of the Company’s IPO, the fair value of the 2009 warrants was re-measured again by the Company and the change in fair value of $1.5 million was recorded in non-operating expense during the year ended December 31, 2010. The derivative liability and unamortized discount were reclassified to additional paid-in-capital as a result of the conversion of the 2009 notes

On September 24, 2010, the Company closed a private placement transaction with certain accredited investors pursuant to which the Company sold an aggregate of 1,312,492 units at a purchase price of $24.00 per unit, with each unit consisting of one share of common stock and a warrant to purchase an additional 0.40 shares of common stock. Each warrant is exercisable in whole or in part at any time until September 24, 2015 at a per share exercise price of $26.40, subject to certain adjustments as specified in the warrant. As of December 31, 2013, 516,660 shares of warrants remain outstanding and exercisable. Each of the warrants contains a net issuance feature, which allows the warrant holder to pay the exercise price of the warrant by forfeiting a portion of the exercised warrant shares with a value equal to the aggregate exercise.  As discussed in Note 2, Restatement of Previously Issued Consolidated Financial Statements, the warrants were historically reflected as a component of equity as opposed to liabilities on the balance sheets and the statements of operations did not include the subsequent non-cash changes in estimated fair value of the warrants in accordance with Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”).  In March 2014, the Company performed an internal accounting review related to the accounting for warrants.  As a result of this review and in consultation with the Company’s Audit Committee, the Company restated its previously issued consolidated financial statements for the Affected Periods.  The Company measured the fair value of the warrants using the Black-Scholes option pricing model on issuance date and adjusted the fair value at the end of each reporting period based on the following assumptions:

	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011	December 31, 2010	September 30, 2010

Expected Volatility	114%	108%	88%	65%	63%	64%
Dividend Yield	0%	0%	0%	0%	0%	0%
Risk-Free Interest Rate	0.33%	0.33%	0.33%	0.35%	1.37%	1.37%
Expected Term (years)	3.00	3.25	3.50	3.75	4.75	5.00

The initial fair value of the warrants would be recorded as derivative liability in September 30, 2010 and the change in fair value subsequent to the initial measurement was recorded in non-operating income (expense) until the exercise price of the warrants became fixed on July 24, 2012 upon the closing of an equity offering by the Company pursuant to which the Company sold common stock at $8.00 per share, which triggered an adjustment to the exercise price of the warrants to a floor price, or $23.20, specified in the warrant agreements and the derivative liability would be reclassified to additional paid-in-capital .

10. STOCK-BASED AWARDS

Option Plan

On March 25, 2013, the Company’s board of directors adopted the 2013 Stock Option and Incentive Plan (the “2013 Plan”), which was also approved by the Company’s stockholders at its annual general meeting on May 16, 2013. The Company initially reserved 1,750,000 shares of its common stock for the issuance of awards under the 2013 Plan, plus all shares remaining available for grant under the Company’s 2010 Stock Option and Incentive Plan (the “2010 Plan), plus any additional shares returned under the 2010 Plan or 2013 Plan as a result of the cancellation, forfeiture or other termination (other than by exercise) of awards issued pursuant to the 2010 Plan or 2013 Plan, subject in all cases to adjustment including reorganization, recapitalization, reclassification, stock dividend, stock split, reverse stock split or other similar change in the Company’s capital stock. Of the shares of common stock reserved for issuance under the 2013 Plan, no more than 750,000 shares will be issued to any individual participant as incentive options, non-qualified options or stock appreciation rights during any calendar year. The 2013 Plan permits the granting of incentive and non-statutory stock options, restricted and unrestricted stock awards, restricted stock units, stock appreciation rights, performance share awards, cash-based awards and dividend equivalent rights to eligible employees, directors and consultants. The option exercise price of an option granted under the 2013 Plan may not be less than 100% of the fair market value of a share of the Company’s common stock on the date the stock option is granted. Options granted under the 2013 Plan have a maximum term of 10 years and generally vest over four years. In addition, in the case of certain large stockholders, the minimum exercise price of incentive options must equal 110% of fair market value on the date of grant and the maximum term is limited to five years. Subject to overall Plan limitations, the maximum aggregate number of shares of common stock that may be issued in the form of incentive options shall not exceed 6,250,000 shares of common stock.

The 2013 Plan does not allow the option holders to exercise their options prior to vesting.

The following table summarizes stock option activity for 2011, 2012 and 2013 (in thousands except share and per share information):

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Balance at December 31, 2010	159,499	$10.11	5.29	4,701
Options granted	146,689	$47.65
Options exercised	(33,793)	$8.28
Options cancelled	(16,860)	$52.22
Balance at December 31, 2011	255,535	$29.12	3.07	$5,762
Options granted	101,831	$16.42
Options exercised	(19,317)	$8.12
Options cancelled	(37,581)	$45.19
Balance at December 31, 2012	300,468	$24.15	2.06	$126
Options granted	2,124,250	$4.79
Options exercised	—	$—
Options cancelled	(427,643)	$16.41
Balance at December 31, 2013	1,997,075	$5.21	9.11	$48
Ending vested at December 31, 2013	213,609	$8.71	6.55	$44

As of December 31, 2013, the vested and expected to vest stock options was 1,958,078.

The assumptions used in the Black-Scholes option-pricing model to value stock options are as follows:

	Year Ended December 31,			Period from September 9, 2004 (Date of Inception) to December 31,
	2013	2012	2011	2013
Expected Volatility	94%	68%	63%	90%
Dividend Yield	0%	0%	0%	0%
Risk-Free Interest Rate	1.08%	1.26%	2.25%	1.45%
Expected Term (years)	5.79	6.25	6.25	5.88

The intrinsic value of stock options represents the difference between the exercise price of stock options and the market price of our stock on that day for all in-the-money options. Additional information related to our stock options is summarized below (in thousands except per share information):

	Year Ended December 31,			Period from September 9, 2004 (Date of Inception) to December 31,
	2013	2012	2011	2013
Weighted-average fair value per share granted	$3.55	$10.01	$28.65	$5.29
Intrinsic value of options exercised	$—	$683	$1,579	$3,090
Proceeds received from the exercise of stock options	$—	$157	$280	$782
Grant date fair value of options vested	$550	$1,102	$1,929	$4,225

There was $5.2 million of total unrecognized compensation expense as of December 31, 2013 related to stock options. The unrecognized compensation expense will be amortized on a straight-line basis over a weighted-average remaining period of 3.20 years.

Information about stock options outstanding, vested and expected to vest as of December 31, 2013, was as follows:

	Outstanding, Vested and Expected to Vest		Options Vested
Range of Exercise Price	Number of Shares	Weighted- Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price	Number of Shares
$2.08 - $4.56	192,155	8.28	$2.29	51,071
$4.88 - $65.36	1,804,920	9.19	$10.73	162,538
Total	1,997,075	9.11	$8.71	213,609

As of December 31, 2013, there were 711,718 shares available for grant under the 2013 Plan.

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

In June 2011, the Company amended the 2010 Plan to allow individuals who had received RSUs to net share settle in excess of the minimum statutory withholding amount for taxes. In accordance with guidance issued by the FASB, this modification resulted in the RSUs being classified as a liability, and the subsequent change in fair value to be recorded as expense. The unsettled RSUs are remeasured at each reporting date and will continue to be remeasured until they are fully vested in approximately 0.33 year. Any changes in valuation are recorded as compensation expense for the period. As of December 31, 2013, the liability related to the unsettled awards was not significant.

The following table summarizes activity related to our restricted stock units:

	Shares	Weighted- Average Grant Date Fair Value
Outstanding at December 31, 2010	37,816	$41.02
Restricted stock units granted	5,501	$46.56
Restricted stock units released	(16,257)	$41.83
Restricted stock units forfeitures and cancellations	(1,266)	$35.83
Outstanding at December 31, 2011	25,794	$41.95
Restricted stock units granted	19,108	$37.70
Restricted stock units released	(9,263)	$41.28
Restricted stock units forfeitures and cancellations	(7,533)	$27.91
Outstanding at December 31, 2012	28,106	$43.04
Restricted stock units granted	53,584	$5.12
Restricted stock units released	(37,774)	$24.85
Restricted stock units forfeitures and cancellations	(1,874)	$42.88
Outstanding at December 31, 2013	42,042	$11.06

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

Under the ESPP, eligible employees of the Company may authorize the Company to deduct amounts from their compensation, which amounts are used to enable the employees to purchase shares of the Company’s common stock. The purchase price per share is 85% of the fair market value of the common stock as of the first date or the ending date of the applicable semi-annual purchase period, whichever is less (the “Look-Back Provision”). The 15% discount and the Look-Back Provision make the ESPP compensatory. The Black-Scholes option pricing model was used to value the employee stock purchase rights. For the years ended December 31, 2013, 2012, 2011 and the period from September 9, 2004 (Inception Date) through December 31, 2013, the following weighted-average assumptions were used in the valuation of the stock purchase rights:

	Year Ended December 31,			Period from September 9, 2004 (Date of Inception) to December 31,
	2013	2012	2011	2013
Expected Volatility	126%	129%	62%	96%
Dividend Yield	0%	0%	0%	0%
Risk-Free Interest Rate	0.11%	0.18%	0.08%	0.13%
Expected Term (years)	0.50	0.50	0.50	0.46

Stock-Based Compensation Expense

Total stock-based compensation expense, including expense recorded for the ESPP, was as follows (in thousands):

	Year Ended December 31,				Period from September 9, 2004 (Date of Inception) to December 31,
	2013		2012	2011	2013
Research and development	$1,451	(1)	$460	$1,014	$3,508
General and administrative	1,694	(2)	500	1,409	4,358
Total employee stock-based compensation	$3,145		$960	$2,423	$7,866

(1)
Included in research and development expense was approximately $799,000 in non-cash stock-based compensation associated with the voluntary surrender of stock options by our employees in the quarter ended March 31, 2013.

(2)
Included in general and administrative expense was approximately $661,000 in non-cash stock-based compensation associated with the voluntary surrender of stock options by our employees in the quarter ended March 31, 2013.

11. EMPLOYEE BENEFIT PLAN

The Company maintains a defined contribution 401(k) plan, or the 401(k) Plan. Employee contributions are voluntary and are determined on an individual basis, limited by the maximum amounts allowable under federal tax regulations.  Prior to 2011, the Company had not made any contributions to the 401(k) Plan.  In December 2012, the Company amended its 401(k) plan to provide for non-elective employer contribution at the Company’s discretion.  During the year ended December 31, 2013 and for the period from September 9, 2004 (Inception Date) through December 31, 2013, the Company contributed approximately $260,000 in non-elective employer contribution into the employees’ 401(k) accounts.

12. INCOME TAXES

The Company has incurred net operating losses since inception. The Company has not reflected any benefit of such net operating loss carryforwards in the accompanying consolidated financial statements and has established a full valuation allowance against its deferred tax assets.

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating losses and tax credit carryforwards.

The significant components of the Company’s deferred tax assets for the years ended December 31, 2013 and 2012 are as follows (in thousands):

	December 31,
	2013	2012
Deferred tax assets:
Net operating loss carryforwards	$26,306	$19,375
Tax credits	1,857	1,080
Intangible assets	2,217	2,483
Capitalized R&D	23,458	17,646
Other	606	1,973
Total deferred tax assets	54,444	42,557
Deferred tax liabilities	—	—
Valuation allowance	(54,444)	(42,557)
Net deferred tax asset	$—	$—

A reconciliation of the statutory tax rates and the effective tax rate for the years ended December 2013, 2012, and 2011 is as follows:

	2013	2012	2011
		(As restated)
Statutory rate	34%	34%	34%
State tax	6%	(11)%	6%
Tax credit	2%	0%	1%
Expiration of tax attributes due to section 382 limitations	0%	(118)%	0%
Stock based compensation	(3)%	0%	0%
Revaluation of warrant liability	0%	11%	0%
Valuation allowance	(39)%	84%	(41)%
Effective tax rates	0%	0%	0%

            Tax benefits of net operating losses, temporary differences and credit carryforwards are recorded as an asset to the extent that management assesses that realization is “more likely than not.” Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carryforward period. Because of the Company’s history of operating losses, management believes that the deferred tax assets arising from the above-mentioned future tax benefits are currently not likely to be realized and, accordingly, has provided a full valuation allowance. The net valuation allowance increased by $11.9 million in 2013, decreased by $38.3 million and increased by $39.2 million in 2012 and 2011, respectively, and $54.4 million for the period from September 9, 2004 (Date of Inception) to December 31, 2013.

The amount of the valuation allowance for deferred tax assets associated with excess tax deduction from stock-based compensation arrangement that is allocated to contributed capital of the future tax benefits are subsequently recognized in the amount of $1.4 million.

Net operating losses and tax return credit carryforwards as of December 31, 2013, are as follows (in thousands):

	Amount	Expiration Years
Net operating losses—federal	$66,070	Beginning 2024
Net operating losses—state	$65,852	Beginning 2014
Tax return credits—federal	$641	Beginning 2032
Tax return credits—state	$1,842	Do not expire

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

As of December 31, 2013, the Company had unrecognized tax benefits of $0.8 million, all of which would not currently affect the Company’s effective tax rate if recognized due to the Company’s deferred tax assets being fully offset by a valuation allowance. The Company did not anticipate any significant change to the unrecognized tax benefit balance as of December 31, 2013. A reconciliation of unrecognized tax benefits is as follows (in thousands):

Amount
Balance as of December 31, 2010	1,361
Additions based on tax positions related to current year	404
Balance as of December 31, 2011	1,765
Reductions based on tax positions related to prior years	(1,300)
Additions based on tax positions related to current year	80
Balance as of December 31, 2012	545
Additions based on tax positions related to prior year	104
Additions based on tax positions related to current year	179
Balance as of December 31, 2013	$828

For the year ended December 31, 2012, the $1.3 million reduction in the unrecognized tax benefit related to prior years’ positions is due to the Section 382 limitation discussed above.

The Company would classify interest and penalties related to uncertain tax positions in income tax expense, if applicable. There was no interest expense or penalties related to unrecognized tax benefits recorded through December 31, 2013. The tax years 2004 through 2013 remain open to examination by one or more major taxing jurisdictions to which the Company is subject.

The Company does not anticipate that total unrecognized net tax benefits will significantly change prior to the end of 2013.

13. SUMMARIZED QUARTERLY UNAUDITED FINANCIAL DATA FOR FISCAL 2013

Quarterly results were as follows (in thousands, except per share data):

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
2013
OPERATING EXPENSES:
Research and development	$4,929	$5,265	$4,051	$7,439
General and administrative	1,972	1,688	1,470	1,433
LOSS FROM OPERATIONS	(6,901)	(6,953)	(5,521)	(8,872)
Other income (expense)	25	(6)	14	(48)
Interest income (expense)	(704)	(1,322)	(296)	(277)
NET LOSS	$(7,580)	$(8,281)	$(5,803)	$(9,197)
Net loss per share—basic and diluted	$(0.49)	$(0.43)	$(0.30)	$(0.48)
Shares used in computing basic and diluted net loss per share	15,515,502	19,059,130	19,196,140	19,354,950

14. SUMMARIZED QUARTERLY UNAUDITED FINANCIAL DATA FOR FISCAL 2012

As discussed in Note 2, Restatement of Previously Issued Consolidated Financial Statements, the Company determined it needed to restate its previously issued consolidated financial information, including the unaudited financial information for the quarterly periods ended March 31, 2012, June 30, 2012 and September 30, 2012.  The restatement resulted from a correction to the accounting of warrants issued by the Company in connection with a private placement of its common stock in September 2010.  The restatement does not have any net impact on operating, investing and financing cash flows previously reported in the Company's consolidated statements of cash flows.  Therefore, the consolidated statements of cash flows are not included herein.  The following tables summarize the effects of the restatement on its previously issued unaudited condensed consolidated financial statements (in thousands, except per share data):

2012 Quarterly Consolidated Statement of Operations (unaudited)

	March 31, 2012		June 30, 2012				September 30, 2012				December 31, 2012
	Three Months Ended		Three Months Ended		Six Months Ended		Three Months Ended		Nine Months Ended		Three Months Ended
	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated
Operating expenses
Research and development	$17,738	$17,738	$14,865	$14,865	$32,603	$32,603	$9,527	$9,527	$42,130	$42,130	$7,089
General and administrative	2,322	2,322	1,799	1,799	4,121	4,121	1,594	1,594	5,715	5,715	1,000

Total operating expense	20,060	20,060	16,664	16,664	36,724	36,724	11,121	11,121	47,845	47,845	8,089

Loss from operations	(20,060)	(20,060)	(16,664)	(16,664)	(36,724)	(36,724)	(11,121)	(11,121)	(47,845)	(47,845)	(8,089)
Other income (expense):
Other income (expense)	(10)	(10)	(28)	(28)	(38)	(38)	(46)	(46)	(84)	(84)	(27)
Interest expense	(843)	(843)	(908)	(908)	(1,751)	(1,751)	(806)	(806)	(2,557)	(2,557)	(797)
Mark-to-market adjustment of warrants liability	-	11,382	-	3,822	-	15,204	-	(1,134)	-	14,070	-

Total other income (expense)	(853)	10,529	(936)	2,886	(1,789)	13,415	(852)	(1,986)	(2,641)	11,429	(824)

Net loss	$(20,913)	$(9,531)	$(17,600)	$(13,778)	$(38,513)	$(23,309)	$(11,973)	$(13,107)	$(50,486)	$(36,416)	$(8,913)

Net loss per share — basic and diluted	$(4.08)	$(1.86)	$(3.43)	$(2.68)	$(7.51)	$(4.54)	$(1.38)	$(1.51)	$(7.97)	$(5.75)	$(0.90)
Weighted average shares used in net income (loss) per share — basic and diluted	5,125,044	5,125,044	5,137,218	5,137,218	5,131,126	5,131,126	8,703,790	8,703,790	6,330,705	6,330,705	9,890,094

2012 Quarterly Consolidated Balance Sheets (unaudited)

	As of March 31, 2012		As of June 30, 2012		As of September 30, 2012
	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated
Assets
Current assets:
Cash and cash equivalents	$42,349	$42,349	$20,537	$20,537	$40,985	$40,985
Short-term investments	1,680	1,680	2,354	2,354	1,470	1,470
Prepaid expenses and other current assets	520	520	304	304	547	547
Total current assets	44,549	44,549	23,195	23,195	43,002	43,002
Property and equipment — net	1,388	1,388	1,287	1,287	1,238	1,238
O Other assets	214	214	179	179	147	147
Total assets	$46,151	$46,151	$24,661	$24,661	$44,387	$44,387

L Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$13,846	$13,846	$10,299	$10,299	$4,122	$4,122
Accrued clinical studies	8,010	8,010	7,166	7,166	10,893	10,893
Accrued liabilities	847	847	452	452	488	488
Accrued payroll and related costs	323	323	610	610	850	850
S Short-term portion of notes payable, net of discount	7,139	7,139	8,767	8,767	9,039	9,039
T Total current liabilities	30,165	30,165	27,294	27,294	25,392	25,392
Notes payable, net of discount	17,340	17,340	15,920	15,920	13,585	13,585
Warrant liability	—	4,956	—	1,134	—	—
Total liabilities	47,505	52,461	43,214	44,348	38,977	38,977
Common stock	5	5	5	5	10	10
Additional paid-in capital	220,565	214,265	221,024	214,724	256,906	252,874
Accumulated comprehensive income (loss)	(32)	(32)	(90)	(90)	(41)	(41)
Deficit accumulated during the development stage	(221,892)	(220,548)	(239,492)	(234,326)	(251,465)	(247,433)
T Total stockholders’ equity (deficit)	(1,354)	(6,310)	(18,553)	(19,687)	5,410	5,410
T Total liabilities and stockholders’ equity (deficit)	$46,151	$46,151	$24,661	$24,661	$44,387	$44,387

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANTHERA PHARMACEUTICALS, INC.

By:	/s/ Paul F. Truex
Paul F. Truex

President and Chief Executive Officer (Principal Executive Officer)

Dated: March 28, 2014

POWER OF ATTORNEY

We, the undersigned officers and directors of Anthera Pharmaceuticals, Inc., hereby severally constitute and appoint Paul F. Truex and May Liu, and each of them singly (with full power to each of them to act alone), our true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution in each of them for him or her and in his or her name, place and stead, and in any and all capacities, to sign for us and in our names in the capacities indicated below any and all amendments to this report, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as full to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul F. Truex	President, Chief Executive Officer and Director (Principal Executive Officer)	March 28, 2014
Paul F. Truex

/s/ May Liu	Senior Vice President, Finance and Administration (Principal Accounting Officer)	March 28, 2014
May Liu

/s/ Christopher S. Henney	Chairman of the Board of Directors	March 28, 2014
Christopher S. Henney

/s/ Bogdan Dziurzynski	Director	March 28, 2014
Bogdan Dziurzynski

/s/ James I. Healy	Director	March 28, 2014
James I. Healy

/s/ Daniel K. Spiegelman	Director	March 28, 2014
Daniel K. Spiegelman

/s/ David E. Thompson	Director	March 28, 2014
David E. Thompson

/s/ Sanford S. Zweifach	Director	March 28, 2014
Sanford S. Zweifach

63

Exhibit Index

Number	Description
3.1	Fifth Amended and Restated Certificate of Incorporation(1)

3.2	Certificate of Amendment to the Fifth Amended and Restated Certificate of Incorporation filed October 12, 2012(2)

3.3	Certificate of Amendment to the Fifth Amended and Restated Certificate of Incorporation filed July 12, 2013 and effective July 15, 2013(3)

3.4	Amended and Restated Bylaws(4)

4.1	Specimen certificate evidencing shares of common stock(5)

4.2	Form of Warrant sold pursuant to that Securities Purchase Agreement, among the Company and the purchasers thereto, dated September 20, 2010(6)

4.3	Form of Warrant Agreement dated as of March 25, 2011(7)

4.4	Warrant to Purchase Common Stock issued to MidCap Financial SBIC, LP dated April 3, 2013(8)

#10.1	2005 Equity Incentive Plan and form agreements thereunder(9)

#10.2	Amended and Restated 2010 Stock Option and Incentive Plan(10)

#10.3	Certificate of Amendment to Amended and Restated 2010 Stock Option and Incentive Plan(11)

#10.4	Form of Non-Qualified Stock Option Agreement for Company Employees Under the Anthera Pharmaceuticals, Inc. 2010 Stock Option and Incentive Plan(12)

#10.5	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors Under the Anthera Pharmaceuticals, Inc. 2010 Stock Option and Incentive Plan(12)

#10.6	Form of Incentive Stock Option Agreement Under the Anthera Pharmaceuticals, Inc. 2010 Stock Option and Incentive Plan(12)

#10.7	Form of Restricted Stock Award Agreement Under the Anthera Pharmaceuticals, Inc. 2010 Stock Option and Incentive Plan(12)

#10.8	Restricted Stock Unit Award Agreement Under the Anthera Pharmaceuticals, Inc. 2010 Stock Option and Incentive Plan(13)

#10.9	2010 Employee Stock Purchase Plan(14)

#10.10	Amendment No. 1 to 2010 Employee Stock Purchase Plan(15)

#10.11	Amendment No. 2 to 2010 Employee Stock Purchase Plan(16)

#10.12	2013 Stock Option and Incentive Plan(17)

#10.13	Form of Non-Qualified Stock Option Agreement for Company Employees Under the 2013 Stock Option and Incentive Plan

#10.14	Form of Non-Qualified Stock Option Agreement for Non-Employees Under the 2013 Stock Option and Incentive Plan

#10.15	Form of Incentive Stock Option Agreement Under the 2013 Stock Option and Incentive Plan

#10.16	Form of Restricted Stock Award Agreement Under the 2013 Stock Option and Incentive Plan

#10.17	Form of Restricted Stock Unit Award Agreement Under the 2013 Stock Option and Incentive Plan

#10.18	Form of Amended and Restated Indemnification Agreement(18)

#10.19	Form of Amended and Restated Change in Control Agreement(19)

#10.20	Form of Amended and Restated Severance Benefits Agreement(20)

+10.21	License Agreement between Amgen Inc. and the Company, dated as of December 18, 2007(21)

10.22	Amendment No. 1 to License Agreement between Amgen Inc. and the Company, dated as of October 16, 2009(22)

10.23	Form of Securities Purchase Agreement, among the Company and the purchasers thereto, dated September 20, 2010(23)

10.24	Credit and Security Agreement by and between the Company and MidCap Financial SBIC, LP, dated as of April 3, 2013(24)

10.25	Loan and Security Agreement by and between the Company and Square 1 Bank, dated as of April 3, 2013(25)

10.26	Lease by and between the Company and MEPT Mount Eden LLC, dated as of May 4, 2011(26)

10.27	Lease Amendment by and between the Company and MEPT Mount Eden LLC, dated as of November 13, 2013

10.28	Second Amended and Restated Change in Control Agreement, by and between the Company and Dr. Colin Hislop, dated as of August 5, 2011(27)

10.29	Second Amended and Restated Change in Control Agreement, by and between the Company and Dr. Debra Odink, dated as of August 5, 2011(28)

10.30	Deferred Compensation Agreement by and between the Company and Paul Truex, effective as of December 27, 2012(29)

10.31	Deferred Compensation Election Form by and between the Company and Paul Truex, effective as of December 7, 2013

14.1	Code of Business Conduct and Ethics(30)

16.1	Letter from Deloitte & Touche LLP, regarding change in certified accountant(31)

21.1	Subsidiaries of Anthera Pharmaceuticals, Inc.(32)

23.1	Consent of BDO USA LLP, independent registered public accounting firm

23.2	Consent of Deloitte & Touche LLP, independent registered public accounting firm

24.1	Power of Attorney (included on signature page hereto)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1
Certification of Principal Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2
Certification of Principal Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
________________
+	Certain provisions of this Exhibit have been omitted pursuant to a request for confidential treatment.

#	Indicates management contract or compensatory plan, contract or agreement.

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

(1)	Filed as Exhibit 3.6 to the registrant’s Registration Statement on Form S-1/A (File No. 333-161930), filed with the SEC on February 3, 2010 and incorporated herein by reference.

(2)	Filed as same numbered exhibit to the registrant’s Annual Report on Form 10-K, filed with the SEC on March 26, 2013 and incorporated herein by reference.

(3)	Filed as Exhibit 3.1 to the registrant Current Report on Form 8-K, filed with the SEC on July 16, 2013 and incorporated herein by reference.

(4)	Filed as Exhibit 3.7 to the registrant’s Registration Statement on Form S-1/A (File No. 333-161930) filed with the SEC on February 3, 2010 and incorporated herein by reference.

(5)
Filed as the same numbered exhibit to the registrant’s Amendment No. 3 to Registration Statement on Form S-1 (File No. 333-161930), filed with the SEC on January 29, 2010 and incorporated herein by reference.

(6)	Filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K, filed with the SEC on September 22, 2010 and incorporated herein by reference.

(7)	Filed as Exhibit 10.2 to registrant’s Current Report on Form 8-K, filed with the SEC on March 29, 2011 and incorporated herein by reference.

(8)	Filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K, filed with the SEC on April 5, 2013, and incorporated herein by reference.

(9)	Filed as the same numbered exhibit to the registrant’s Registration Statement on Form S-1 (File No. 333-161930), filed with the SEC on September 15, 2009 and incorporated herein by reference.

(10)	Filed as Appendix A to the registrant’s Definitive Proxy Statement on Schedule 14A, filed with the SEC on June 8, 2010 and incorporated herein by reference.

(11)	Filed as Exhibit 10.2 to registrant’s Quarterly Report on Form 10-Q, filed with the SEC on August 12, 2011 and incorporated herein by reference.

(12)	Filed as Exhibit 10.2 to the registrant’s Amendment No. 4 to Registration Statement on Form S-1 (File No. 333-161930), filed with the SEC on February 3, 2010 and incorporated herein by reference.

(13)	Filed as Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q, filed with the SEC on May 14, 2010 and incorporated herein by reference.

(14)	Filed as Appendix B to the registrant’s Definitive Proxy Statement on Schedule 14A, filed with the SEC on June 8, 2010 and incorporated herein by reference.

(15)	Filed as Exhibit 10.42 to the registrant’s Annual Report on Form 10-K, filed with the SEC on March 7, 2011 and incorporated herein by reference.

(16)	Filed as Exhibit 10.34 to the registrant’s Annual Report on Form 10-K, filed with the SEC on March 26, 2013 and incorporated herein by reference.

(17)	Filed as Annex B to the registrants Definitive Proxy Statement on Schedule 14A, filed with the SEC on April 5, 2013 and incorporated herein by reference.

(18)	Filed as Exhibit 10.3 to the registrant’s Registration Statement on Form S-1 (File No. 333-161930), filed with the SEC on September 15, 2009 and incorporated herein by reference.

(19)	Filed as the Exhibit 10.4 to the registrant’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-161930), filed with the SEC on October 19, 2009 and incorporated herein by reference.

(20)	Filed as the Exhibit 10.5 to the registrant’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-161930), filed with the SEC on October 19, 2009 and incorporated herein by reference.

(21)	Filed as Exhibit 10.10 to the registrant’s Registration Statement on Form S-1 (File No. 333-161930), filed with the SEC on September 15, 2009 and incorporated herein by reference.

(22)	Filed as Exhibit 10.18 to the registrant’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-161930), filed with the SEC on October 19, 2009 and incorporated herein by reference.

(23)	Filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K, filed with the SEC on September 22, 2010 and incorporated herein by reference.

(24)	Filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K, filed with the SEC on April 5, 2013, and incorporated herein by reference.

(25)	Filed as Exhibit 10.3 to the registrant’s Current Report on Form 8-K, filed with the SEC on April 5, 2013, and incorporated herein by reference.

(26)	Filed as Exhibit 10.4 to registrant’s Quarterly Report on Form 10-Q, filed with the SEC on May 13, 2011 and incorporated herein by reference.

(27)	Filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K, filed with the SEC on August 9, 2011, and incorporated herein by reference.

(28)	Filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K, filed with the SEC on August 9, 2011, and incorporated herein by reference.

(29)	Filed as Exhibit 10.35 to the registrant’s Annual Report on Form 10-K, filed with the SEC on March 26, 2013 and incorporated herein by reference.

(30)	Filed as the same numbered exhibit to the registrant’s Annual Report on Form 10-K, filed with the SEC on March 7, 2011 and incorporated herein by reference.

(31)	Filed as the same numbered exhibit to the registrant’s Current Report on Form 8-K, filed with the SEC on September 9, 2013, and incorporated herein by reference.

(32)	Filed as the same numbered exhibit to the registrant’s Annual Report on Form 10-K, filed with the SEC on March 14, 2012 and incorporated herein by reference.