Form 10-Q
period 2014-03-31
Anthera Pharmaceuticals Inc
filed 2014-05-14
CIK 1316175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of May 1, 2014, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 20,887,586.

ANTHERA PHARMACEUTICALS, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2014

INDEX

Page
Part I — Financial Information	3
Item 1. Financial Statements (unaudited)	3
Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013	3
Consolidated Statements of Operations for the Three Months Ended March 31, 2014 and 2013 and for the period from September 9, 2004 (Date of Inception) to March 31, 2014	4
Consolidated Statements of Comprehensive Loss for the Three Months Ended March 31, 2014 and 2013 and for the period from September 9, 2004 (Date of Inception) to March 31, 2014	5
Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2014 and 2013 and for the period from September 9, 2004 (Date of Inception) to March 31, 2014	6
Notes to Consolidated Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3. Quantitative and Qualitative Disclosures About Market Risk	22
Item 4. Controls and Procedures	22
Part II — Other Information	24
Item 1. Legal Proceedings	24
Item 1A. Risk Factors	24
Item 6. Exhibits	40
Signatures	41
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ANTHERA PHARMACEUTICALS, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
(unaudited)

	March 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$23,075	$25,946
Prepaid expenses and other current assets	624	358
Total current assets	23,699	26,304
Property and equipment — net	723	812
Restricted cash	7,600	10,000
Other assets	203	301
TOTAL	$32,225	$37,417

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,250	$3,519
Accrued clinical expenses	510	472
Accrued liabilities	272	474
Accrued payroll and related costs	584	319
Short-term portion of notes payable, net of discount	2,777	2,777
Total current liabilities	9,393	7,561
Notes payable, net of discount	12,003	15,098
Total liabilities	21,396	22,659
Commitments and Contingencies (Note 5)
Stockholders’ equity:
Common stock, $0.001 par value, 100,000,000 shares authorized; 20,511,911 and 19,415,901 shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	21	19
Additional paid-in capital	305,931	301,946
Deficit accumulated during the development stage	(295,123)	(287,207)
Total stockholders’ equity	10,829	14,758
TOTAL	$32,225	$37,417

See accompanying notes to consolidated financial statements.

ANTHERA PHARMACEUTICALS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended March 31,		Period from September 9, 2004 (Date of Inception) to March 31,
	2014	2013	2014
Operating Expenses:
Research and development	$5,765	$4,929	$242,730
General and administrative	1,844	1,972	39,197
Total operating expenses	7,609	6,901	281,927
Loss from operations	(7,609)	(6,901)	(281,927)

Other (expense) income	(48)	25	1,437
Interest expense	(259)	(704)	(10,560)
Mark-to-market adjustment of warrant liability	—	—	236
Beneficial conversion features	—	—	(4,309)
Other (expense) - net	(307)	(679)	(13,196)
Net loss attributable to common stockholders	$(7,916)	$(7,580)	$(295,123)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.39)	$(0.49)
Weighted-average number of shares used to compute net loss per share of common stock:
Basic and diluted	20,123,252	15,515,502

See accompanying notes to consolidated financial statements.

ANTHERA PHARMACEUTICALS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended March 31,		Period from September 9, 2004 (Date of Inception) to March 31,
	2014	2013	2014
Net loss	$(7,916)	$(7,580)	$(295,123)
Unrealized loss on short-term investments, net	—	(4)	—
Comprehensive net loss	$(7,916)	$(7,584)	$(295,123)

See accompanying notes to consolidated financial statements.

ANTHERA PHARMACEUTICALS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,		Period from September 9, 2004 (Date of Inception) to March 31,
	2014	2013	2014
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(7,916)	$(7,580)	$(295,123)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	89	88	943
Amortization of premium on short-term investments	—	—	56
Realized (gain) on short-term investments and foreign currency exchange rates fluctuation	—	—	(106)
Stock-based compensation expense	836	1,697	8,701
Issuance of preferred and common stock for license fee, interest and service	—	—	6,122
Beneficial conversion feature	—	—	4,309
Amortization of discount and deferred interest on convertible notes and notes payable	20	177	3,053
Amortization of debt issuance costs	22	26	752
Mark-to-market adjustment on warrant liability	—	—	(236)
Changes in assets and liabilities:
Prepaid expenses and other assets	(266)	(322)	(627)
Accounts payable	1,806	(2,896)	5,370
Accrued clinical expenses	38	(2,066)	512
Accrued liabilities	(172)	72	(973)
Accrued payroll and related costs	269	166	561
Net cash used in operating activities	(5,274)	(10,638)	(266,686)
INVESTING ACTIVITIES:
Property and equipment purchases	—	—	(1,675)
Purchase of short-term investments	—	—	(55,155)
Proceeds from maturities of short-term investments	—	1,495	55,268
Decrease (increase) in restricted cash	2,400	—	(7,600)
Net cash provided by (used in) investing activities	2,400	1,495	(9,162)
FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes and notes payable, net of issuance costs	—	—	70,750
Principal payment against note payable	(3,114)	(2,333)	(30,018)
Net proceeds from issuance of preferred stock	—	—	32,210
Proceeds from issuance of common stock, net of offering costs	3,117	42,746	225,719
Withholding taxes paid on vested restricted stock units	—	(30)	(948)
Proceeds from issuance of common stock pursuant to exercise of warrant	—	—	220
Proceeds from issuance of common stock pursuant to employee stock purchase plan and exercise of stock options, net	—	—	1,022
Payment of debt issuance cost for note payable	—	(100)	—
Net cash provided by financing activities	3	40,283	298,955
Effect of exchange rates on cash and cash equivalents	—	(1)	(32)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,871)	31,139	23,075
CASH AND CASH EQUIVALENTS — Beginning of period	25,946	19,431	—
CASH AND CASH EQUIVALENTS — End of period	$23,075	$50,570	$23,075
NONCASH INVESTING AND FINANCING ACTIVITIES:
Conversion of convertible promissory notes and accrued interest into common stock, Series A-2 convertible preferred stock and Series B-2 convertible preferred stock, including unamortized debt discount	$—	$—	$27,386
Beneficial conversion features	$—	$—	$4,309
Reclassification of issuance costs charged to equity	$—	$—	$3,565

See accompanying notes to consolidated financial statements.

ANTHERA PHARMACEUTICALS, INC.
(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization

Anthera Pharmaceuticals, Inc. (the “Company” or “Anthera”) was incorporated on September 9, 2004 in the state of Delaware. Anthera is a biopharmaceutical company focused on developing and commercializing therapeutics to treat autoimmune diseases. The Company’s primary product candidate, blisibimod, targets elevated levels of B-cell activating factor, or BAFF, which has been associated with a variety of B-cell mediated autoimmune diseases, including systemic lupus erythematosus, or lupus, IgA nephropathy, lupus nephritis, multiple myeloma, vasculitis, idiopathic thrombocytopenia purpura and others. In January 2012, Anthera Pharmaceuticals, Limited, a wholly-owned subsidiary, was incorporated in Ireland.

The Company’s activities since inception have consisted principally of acquiring product and technology rights, raising capital and performing research and development. Accordingly, the Company is considered to be in the development stage as of March 31, 2014, as defined by guidance issued by the Financial Accounting Standards Board (“FASB”). Successful completion of the Company’s development programs and, ultimately, the attainment of profitable operations are dependent on future events, including, among other things, its ability to access potential markets; secure financing; develop a customer base; attract, retain and motivate qualified personnel; and develop strategic alliances. Through March 31, 2014, the Company has funded its operations through equity offerings, private placements of convertible debt and debt financings, raising net proceeds of approximately $328.7 million.

From September 9, 2004 (the “Date of Inception”) through March 31, 2014, the Company had an accumulated a deficit of $295.1 million. During the three month period ended March 31, 2014, the Company incurred a net loss of $7.9 million. Cash used in operating activities was approximately $5.3 million for the three months ended March 31, 2014. The Company expects to continue to incur substantial losses and negative cash flows from operations over the next several years during its clinical development phase. As of the date of this report, the Company anticipates its existing cash, cash equivalents and access to additional capital through equity purchase agreements and equity offering are sufficient to fund its near term liquidity needs for at least the next 12 months.

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States, or U.S. GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, which include only normal recurring adjustments necessary to present fairly the Company’s interim consolidated financial information. The results for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for the year ending December 31, 2014 or for any other period. The consolidated balance sheet as of December 31, 2013 has been derived from the audited financial statements as of that date but it does not include all of the information and notes required by U.S. GAAP. The accompanying unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission (“SEC”) on March 28, 2014.

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

Significant Accounting Policies

There have been no changes in the Company’s significant accounting policies for the three months ended March 31, 2014 as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Use of Estimates

The preparation of these consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, expenses and related disclosures. On an ongoing basis, management evaluates its estimates, including critical accounting policies or estimates related to clinical trial accruals, tax provision, warrant valuation and stock-based compensation. The Company bases its estimates on historical experience and on various other market specific and other relevant assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ significantly from these estimates.

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

The following table summarizes the Company’s calculation of net loss per common share (in thousands except share and per share amounts):

	Three Months Ended March 31,
	2014	2013
Net loss per share
Numerator
Net loss	$(7,916)	$(7,580)
Denominator
Weighted-average common shares outstanding	20,123,252	15,515,502
Basic and diluted net loss per share	$(0.39)	$(0. 49)

As the Company incurred net losses for all of the periods presented, the following outstanding potentially dilutive securities were excluded from the computation of diluted net loss per share, as the effect of including them would have been antidilutive.

	Three Months Ended March 31,
	2014	2013
Options to purchase common stock	2,105,017	137,916
Warrants to purchase common stock	675,006	601,477
Restricted stock units	7,200	58,066
Total	2,787,223	797,459

3. CASH EQUIVALENTS

At March 31, 2014 and December 31, 2013, the amortized cost and estimated fair value of investments are set forth in the following tables (in thousands):

	March 31, 2014
	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value
Cash	$1,994	$—	$1,994
Money market funds	21,081	—	21,081
Total	$23,075	$—	$23,075

	December 31, 2013
	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value
Cash	$1,006	$—	$1,006
Money market funds	24,940	—	24,940
Total	$25,946	$—	$25,946

4. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The following tables present the Company’s fair value hierarchy for all its financial assets (including those in cash and cash equivalents), in thousands, by major security type measured at fair value on a recurring basis:

	March 31, 2014
	Estimated Fair Value	Level 1	Level 2	Level 3
Money market funds	$21,081	$21,081	$—	$—

	December 31, 2013
	Estimated Fair Value	Level 1	Level 2	Level 3
Money market funds	$24,940	$24,940	$—	$—

At  March 31, 2014 and December 31, 2013, the fair value of the principal amount of the Company’s outstanding notes payable are classified within the hierarchy as follows (in thousands):

	March 31, 2014
	Estimated Fair Value	Level 1	Level 2	Level 3
Notes Payable ($14,981, net of $201 note discount)	$14,780	$—	$—	$14,780

	December 31, 2013
	Estimated Fair Value	Level 1	Level 2	Level 3
Notes Payable ($18,095, net of $220 note discount)	$17,875	$—	$—	$17,875

The fair value of notes payable is estimated based on current interest rates available to the Company for debt instruments in similar terms, degrees of risk and remaining maturities.  The carrying value of these obligations, as of each period presented, approximate their respective fair values.  For disclosure purposes, the fair value of the principal amount of the Company’s outstanding debt obligations is considered to be a Level 3 measurement.

There were no transfers between Level 1, Level 2 or Level 3 for the period ended March 31, 2014 and 2013.

5. COMMITMENTS AND CONTINGENCIES

Leases

The Company leases its main operating facility in Hayward, California. The lease is for approximately 14,000 square feet and expires in September 2017. The Company recognizes rental expense on the facility on a straight line basis over the term of the lease. Differences between the straight-line net expenses on rent payments is classified as deferred rent liability and included in the accrued liabilities on the balance sheet.

Other Commitments

In December 2007, the Company and Amgen, Inc. (“Amgen”) entered into a worldwide, exclusive license agreement (the “Amgen Agreement”) to develop and commercialize blisibimod in any indication, including for the treatment of systemic lupus erythematosus (“lupus”). Under the terms of the Amgen Agreement, the Company paid a nonrefundable, upfront license fee of $6.0 million. As there was no future alternative use for the technology, the Company expensed the license fee in research and development expenses during 2007.

Under the terms of the Amgen Agreement, the Company is obligated to make additional milestone payments to Amgen of up to $33.0 million upon the achievement of certain development and regulatory milestones. The Company is also obligated to pay tiered royalties on future net sales of products, ranging from the high single digits to the low double digits. The Company’s royalty obligations as to a particular licensed product will be payable, on a country-by-country and licensed product-by-licensed product basis, for the longer of (a) the date of expiration of the last to expire valid claim within the licensed patents that covers the manufacture, use or sale, offer to sell, or import of such licensed product by the Company or a sublicense in such country or (b) 10 years after the first commercial sale of the applicable licensed product in the applicable country. As of March 31, 2014, there were no outstanding obligations due to Amgen.

6. NOTES PAYABLE

In March 2011, the Company entered into a Loan and Security Agreement (“Loan Agreement”) with Hercules Technology Growth Capital, Inc. and Hercules Technology II, L.P. (together, “Hercules”).  In conjunction with the Hercules loan, the Company issued a seven-year warrant to purchase 40,178 shares of the Company’s common stock at an exercise price of $48.00 per share. The warrant was immediately exercisable and expires in March 2018.  The Company estimated the fair value of this warrant using the Black-Scholes option valuation model with the following assumptions: expected term of seven years, a risk-free interest rate of 2.87%, expected volatility of 63% and 0% expected dividend yield, resulting in a $1.3 million discount from the par value of the loan, which was amortized as additional interest expense over the term of the loan using the effective interest rate method.  Additionally, the Company was obligated to pay an end of the term charge of $937,500, which was also being expensed over the term of the loan.  The Company repaid indebtedness under the Loan Agreement in full on April 3, 2013 in conjunction with the Company’s debt refinance (see below). The unamortized note discount and end of term charge was fully expensed to interest expense in April 2013 as a result of the payoff.  As of March 31, 2014, the warrant remained outstanding and exercisable.

On April 3, 2013, the Company entered a Credit and Security Agreement (the “Midcap Credit Agreement”) with MidCap Financial SBIC, LP (“Midcap”), pursuant to which Midcap made a $10.0 million loan (the “Midcap Loan”) to the Company. Proceeds from the Midcap Loan were used to repay the entire outstanding principal and end of term charge due to Hercules. The MidCap Credit Agreement matures on October 3, 2016 and the loan bears interest at an annual rate equal to 9.75%. Interest and principal are payable in cash on a monthly basis beginning May 1, 2013. At March 31, 2014, the outstanding principal owed under the Midcap Credit Agreement was $7.4 million.

The loan is secured by a pledge of substantially all assets of the Company, excluding intellectual property as well as the Cash Security Account (see further discussion below). In conjunction with the Midcap Loan, the Company issued a warrant to purchase 73,529 shares of its common stock, at an exercise price of $5.44 per share. The warrant was immediately exercisable and expires on October 3, 2016. The Company estimated the fair value of this warrant using the Black-Scholes option valuation model with the following assumptions: expected term of 3.5 years, a risk-free interest rate of 0.39%, expected volatility of 124% and 0% expected dividend yield. The Company applied the relative fair value method to allocate the $10.0 million proceeds received under the MidCap Credit Agreement between the loan and warrant. The initial carrying amount assigned to the loan was $9.7 million and was recorded as Notes payable—net of discount on the Company’s balance sheet. The fair value allocated to the warrant of $280,000 was recorded as an increase to additional paid-in capital in the Company’s balance sheet. The resulting $280,000 discount from the $10.0 million par value of the loan is amortized as an additional interest expense over the term of the loan using the effective interest rate method.  At March 31, 2014, this warrant remained outstanding and exercisable.

On April 3, 2013, the Company entered into a Loan and Security Agreement (the “Square 1 Loan Agreement”) with Square 1 Bank, pursuant to which Square 1 Bank made a $10.0 million loan to the Company. The proceeds of such loan are used exclusively to fund a cash security account (the “Cash Security Account”) at Square 1 Bank. The term loan under the Square 1 Loan Agreement matures on April 3, 2017 and bears interest at an annual rate equal to 1.00%. Interest is payable in cash on a monthly basis starting May 1, 2013 and the principal is payable in a lump sum upon maturity of the term loan. However, the Company may prepay the principal in whole or in part from time to time without penalty or premium. For the three months ended March 31, 2014, the Company repaid $2.4 million in principal to Square 1 Bank.  At March 31, 2014, the outstanding principal owed under the Square 1 Loan Agreement was $7.6 million.

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

Common Stock

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

In January 2012, the Company filed a universal shelf registration statement with the SEC on Form S-3 (which File No. 333-179043), which was declared effective on January 24, 2012, for the proposed offering from time to time of up to $100.0 million in shares of its securities, including common stock, preferred stock, debt securities and/or warrants.  In July 2012, the Company issued 4,743,750 shares of its common stock at $8.00 per share pursuant to the shelf registration, raising net proceeds of approximately $35.6 million.  In January 2013, the Company issued 7,575,757 shares of common stock at $5.28 per share under the shelf registration statement at an initial closing of a public offering, followed by 1,136,362 shares at a second closing in February 2013, raising net proceeds of approximately $42.7 million. In April 2013, the Company increased the amount of securities that may be issued under the registration statement by $3.2 million through the filing of a post-effective amendment pursuant to Rule 462(b) of the Securities Act. On April 5, 2013, the Company entered into an equity purchase agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“LPC”), pursuant to which the Company has the right to sell to LPC up to an aggregate of $18.5 million in shares of the Company’s common stock.  Upon executing the agreement, LPC made an initial purchase of $2.0 million in shares of common stock.  Subsequent to the initial purchase, the Company has sold approximately $1.1 million in shares of common stock to LPC as of March 31, 2014, which results in approximately $15.4 million of shares of the Company’s common stock remaining available to be sold under the Purchase Agreement. In April 2013, the Company registered approximately $19.0 million for sale under the LPC Purchase Agreement, leaving a balance of approximately $205,000 under this shelf registration statement for future issuance as of March 31, 2014.

On April 5, 2013, the Company filed a universal shelf registration statement with the SEC on Form S-3 (File No. 333-187780) for the proposed offering from time to time of up to $100.0 million of its securities, including common stock, preferred stock, debt securities and/or warrants.  On November 15, 2013, the Company entered into a Sales Agreement (the “Agreement”) with Cowen and Company, LLC (“Cowen”) to create an at-the-market equity program (“ATM”) under which the Company from time to time may offer and sell shares of its common stock, par value $0.001 per share, having an aggregate offering price of up to $25.0 million through Cowen, as agent. The Company registered $25.0 million under the registration statement for the ATM. As of March 31, 2014, the Company had sold 1,015,356 shares of common stock pursuant to the ATM and $21.8 million remains available for future issuance under this ATM. In addition, $75.0 million remains available for future issuance under the S-3 shelf registration statement.

Based on the requirements of Form S-3, however, there are certain factors, such as volume of trading in the Company’s common stock and the Company’s stock price, which limit the amount that can be raised in a short period of time through the Purchase Agreement and registration statements described above.

In July and September 2009, the Company sold (i) convertible promissory notes, or the 2009 Notes, that are secured by a first priority security interest in all of the Company's assets, and (ii) warrants, or the 2009 warrants, to purchase shares of the Company's equity securities to certain of its investors for an aggregate purchase price of $10.0 million. These transactions are collectively referred to as the 2009 Bridge Financing. The 2009 Notes and accrued interest were converted into shares of the Company's common stock at a discount of 25% in March 2010 upon the closing of the Company's IPO.  The 2009 Warrants carry an exercise price of $56.00 per share. Each of the 2009 Warrants is exercisable in whole or in part at any time until the latest date of September 9, 2014. Each of the warrants contains a net issuance feature, which allows the warrant holder to pay the exercise price of the warrant by forfeiting a portion of the exercised warrant shares with a value equal to the aggregate exercise.  The Company accounted for the warrants in accordance with Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”) and measured the fair value of the 2009 Warrants using the Black-Scholes option pricing model on issuance date and adjusted the fair value at the end of each reporting period until conversion of the 2009 Notes into shares of common stock at the completion of the Company’s IPO. As of March 31, 2014, warrants to purchase 44,639 shares of common stock remained outstanding and exercisable.

8.  SHARE-BASED COMPENSATION PLANS

Option Plans

On March 25, 2013, the Company’s board of directors adopted the 2013 Stock Option and Incentive Plan (the “2013 Plan”), which was also approved by the Company’s stockholders at its annual general meeting on May 16, 2013. The Company initially reserved 1,750,000 shares of its common stock for the issuance of awards under the 2013 Plan, plus all shares remaining available for grant under the Company’s 2010 Plan, plus any additional shares returned under the 2010 Plan or 2013 Plan as a result of the cancellation, forfeiture or other termination (other than by exercise or forfeiture to satisfy tax withholding) of awards issued pursuant to the 2010 Plan or 2013 Plan, subject in all cases to adjustment including reorganization, recapitalization, reclassification, stock dividend, stock split, reverse stock split or other similar change in the Company’s capital stock. Of the shares of common stock reserved for issuance under the 2013 Plan, no more than 750,000 shares will be issued to any individual participant as incentive options, non-qualified options or stock appreciation rights during any calendar year. The 2013 Plan permits the granting of incentive and non-statutory stock options, restricted and unrestricted stock awards, restricted stock units, stock appreciation rights, performance share awards, cash-based awards and dividend equivalent rights to eligible employees, directors and consultants. The option exercise price of an option granted under the 2013 Plan may not be less than 100% of the fair market value of a share of the Company’s common stock on the date the stock option is granted. Options granted under the 2013 Plan have a maximum term of 10 years and generally vest over four years. In addition, in the case of certain large stockholders, the minimum exercise price of incentive options must equal 110% of fair market value on the date of grant and the maximum term is limited to five years. Subject to overall Plan limitations, the maximum aggregate number of shares of common stock that may be issued in the form of incentive options shall not exceed 6,250,000 shares of common stock.

The 2013 Plan does not allow the option holders to exercise their options prior to vesting.

The terms of awards granted during the three months ended March 31, 2014 and the methods for determining the grant date fair value of the awards were consistent with those described in the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

The following table summarizes stock option activity under the Company’s share-based compensation plans for the three months ended March 31, 2014 (in thousands except share and per share amounts):

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Balance at December 31, 2013	1,997,075	$5.21	9.11	$48
Granted	119,868	$3.30
Exercised	—	$—
Cancelled and expired	(9,846)	$4.95	9.06
Forfeited	(2,080)	4.88
Balance at March 31, 2014	2,105,017	$5.11	9.00	$90
Vested at March 31, 2014	655,002	$5.99	8.56	$62

The intrinsic value of stock options represents the difference between the exercise price of stock options and the market price of the Company’s stock as of March 31, 2014 for all the options that are in the money.

As of March 31, 2014, the vested and expected to vest stock option was 2,076,344 and there were 535,930 shares available for future issuance under the 2013 Plan.

2010 Employee Stock Purchase Plan

Effective July 2010, under the terms of the ESPP, eligible employees of the Company may authorize the Company to deduct amounts from their compensation, which amounts are used to enable the employees to purchase shares of the Company’s common stock. The Company initially reserved 12,500 shares of common stock for issuance thereunder plus on January 1, 2011 and each January 1 thereafter, the number of shares of stock reserved and available for issuance under the Plan shall be cumulatively increased by the lesser of (i) one percent (1%) of the number of shares of common stock issued and outstanding on the immediately preceding December 31 or (ii) 31,250 shares of common stock. On January 1, 2014, in accordance with the ESPP’s annual increase provisions, the authorized shares in the ESPP increased by 31,250.

The purchase price per share is 85% of the fair market value of the common stock as of the first date or the ending date of the applicable semi-annual purchase period, whichever is less (the “Look-Back Provision”).  The 15% discount and Look-Back Provision make the ESPP compensatory. No shares were issued pursuant to the ESPP during the three months ended March 31, 2014 and 2013.

Restricted Stock Units

The Company grants restricted stock unit awards (“RSUs”) under its 2013 Plan and 2010 Plan, as determined by the Company’s compensation committee. The RSUs granted represent a right to receive shares of common stock at a future date determined in accordance with the participant’s award agreement. An exercise price and monetary payment are not required for receipt of RSUs or the shares issued in settlement of the award. Instead, consideration is furnished in the form of the participant’s services to the Company.

Recipients of RSUs granted from the 2013 Plan are not permitted to net share settle in excess of the minimum statutory withholding amount for taxes and therefore, in accordance with guidance issued by the FASB, RSUs granted from the 2013 Plan are classified as equity and the fair value of the awards are recognized on a straight-line basis over the vesting term of the awards.

Recipients of RSUs granted from the 2010 Plan are not permitted to net share settle in excess of the minimum statutory withholding amount for taxes and therefore, in accordance with guidance issued by the FASB, RSUs granted from the 2010 Plan are classified as liability with the subsequent change in fair value being recorded as expense. The unsettled RSUs are re-measured at each reporting date and will continue to be re-measured until they are fully vested in approximately 2.0 years. Any changes in valuation are recorded as compensation expense for the period. As of March 31, 2014, the liability related to the unsettled awards was not significant.

The following table summarizes activity related to the Company’s restricted stock units and awards:

	Shares	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Life in Years
Outstanding at December 31, 2013	42,042	$11.06	0.33
RSUs granted	45,226	$3.30	9.41
RSUs released	(80,073)	$3.26
Outstanding at March 31, 2014	7,200	$2.85	6.91

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

Stock Option Plans
	Three Months Ended March 31,
	2014	2013
Expected Volatility	101%	—
Dividend Yield	0%	—
Risk-Free Interest Rate	2.11%	—
Expected Term (years)	6.02	—
Weighted-average fair value per share	$2.66	$—

ESPP
	Three Months Ended March 31,
	2014	2013
Expected Volatility	—	126%
Dividend Yield	—	0%
Risk-Free Interest Rate	—	0.11%
Expected Term (years)	—	0.50

Total stock-based compensation expense for equity awards recognized was as follows (in thousands):

	Three months ended March 31,			Period from September 9, 2004 (Date of Inception) to March 31,
	2014	2013		2014
Research and development	$354	$901	(1)	$3,862
General and administrative	482	795	(2)	4,840
Total stock-based compensation	$836	$1,697		$8,702

(1)
Included in research and development expense is a charge for stock-based compensation of approximately $799,000 associated with the voluntary surrender of stock options by the Company’s employees during the three months ended March 31, 2013.

(2)
Included in general and administrative expense is a charge for stock-based compensation of approximately $661,000 associated with the voluntary surrender of stock options by the Company’s employees during the three months ended March 31, 2013.

As of March 31, 2014, there was $4.9 million of unrecognized compensation expense related to options. The unrecognized compensation expense is expected to be recognized over a weighted-average remaining period of 3.03 years.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. All statements other than statements of historical factors are “forward-looking statements” for purposes of these provisions. In some cases you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential” and similar expressions intended to identify forward-looking statements. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” in this report. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

Our BAFF Antagonism Portfolio

BAFF, also known as B lymphocyte stimulator or BLyS, is a tumor necrosis family member and is critical to the development, maintenance and survival of multiple B-cell lineages as well as plasma cells. B-cells and plasma cells are a vital part of the human immune system, producing natural antibody responses to invading pathogens such as viruses. Abnormal elevations in BAFF, B-cells and plasma cells have been associated with several autoimmune diseases. BAFF is primarily expressed by macrophages, monocytes and dendritic cells and interacts with three different receptors on B-cells and plasma cells including BAFF receptor, or BAFF-R, B-cell maturation antigen, or BCMA, and transmembrane activator and cyclophilin ligand interactor, or TACI.  The potential role of BAFF inhibition and associated reductions in B-cell and plasma cell numbers in lupus and rheumatoid arthritis has been validated in multiple clinical studies with blisibimod and other BAFF antagonists. Based on data from our Phase 2b clinical study, we have advanced the clinical development of our BAFF inhibitor, blisibimod, to exploit its potential clinical utility in a number of autoimmune diseases. Blisibimod, a peptibody directed against BAFF, was developed as an alternative to antibodies and is produced in Escherichia coli bacterial culture, as opposed to antibodies that are typically produced in mammalian cell culture.  A peptibody is a novel fusion protein that is distinct from an antibody with several potential advantages, including ease of manufacture, potency and relatively small molecular weight. Blisibimod inhibits both soluble and membrane-bound BAFF. We have worldwide rights to blisibimod for all potential indications.

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
Our product development program is focused on development of blisibimod for use as a therapeutic treatment for lupus and IgA nephropathy for which we believe current treatments are either inadequate or non-existent. Our current plan includes continuing the ongoing CHABLIS-SC1 regisitration clinical study in patients with active lupus and the BRIGHT-SC phase 2/3 clinical study in patients with IgA nephropathy, and evaluating the potential of blisibimod in hematological diseases through clinical and nonclinical investigations. We have successfully manufactured blisibimod at launch-scale quantities. The blisibimod product is designed for at-home, self-administration and is presented as a pre-filled syringe for subcutaneous administration. We are actively pursuing various partnerships with major pharmaceutical and biotech companies to develop and commercialize blisibimod for both lupus and IgA nephropathy in territories outside the United States.

Our Systemic Lupus Erythematosus (Lupus) Development Program

In the third quarter of 2012 at an End of Phase 2 meeting with the U.S. Food and Drug Administration (FDA), we presented the results of the PEARL-SC clinical study and our plans for Phase 3 registration studies in patients with active lupus. As a result of this meeting we initiated patient enrollment in the initial Phase 3 CHABLIS-SC1 study in March 2013.

The Phase 3 studies (CHABLIS-SC1 and CHABLIS-SC2) are planned to be multicenter, randomized, double-blind, placebo-controlled studies designed to evaluate the efficacy, safety, tolerability and immunogenicity of blisibimod in patients with seropositive, clinically-active lupus (SELENA-SLEDAI > 10) who require corticosteroid therapy in addition to standard-of-care for treatment of their disease.  Each study plans to randomize up to 400 patients to receive either 200mg of blisibimod or placebo for 52 weeks.  As agreed with the FDA, the primary endpoint of the Phase 3 studies will be clinical improvement in the SRI-8 response at 52 weeks.  Key secondary outcomes from these studies, including reduction of flare and steroid use, are intended to further differentiate blisibimod from currently available therapies. Our lupus Phase 3 clinical study CHABLIS-SC1 is recruiting at 51 sites across 11 countries in Eastern Europe, Latin America and Southeast Asia. Enrollment rates for the CHABLIS-SC1 study have exceeded our initial expectations and we successfully enrolled more than our target of 100 patients prior to the end of 2013. Enrollment has continued in 2014 and based on current enrollment rates we expect to complete enrollment by the first half of 2015. To date, enrolled patient demographics and disease characteristics for the CHABLIS-SC1 study are consistent with our goal to enroll patients with higher levels of lupus activity and positive biomarkers despite the stable use of corticosteroids.  These characteristics were predictive of improved outcomes in our previous Phase 2 clinical study.

A interim analysis of CHABLIS-SC1 is planned to be conducted by an independent unblinded statistician after a minimum of 100 subjects have completed 24 weeks of treatment to confirm the clinical and commercial assumptions of the design of this study. This futility analysis is not intended to provide any rules for stopping for overwhelming efficacy, change in study sample size, or alteration of the study design.  In March an independent Data Safety Monitoring Board (“DSMB”) recommended continuing the CHABLIS-SC1 clinical study following a scheduled interim data and safety review. We enrolled more than 100 patients prior to the end of 2013. Continuing enrollment of the full 400 patients into the CHABLIS-SC1 trial is contingent on a positive outcome from this interim analysis. Regardless of the outcome of the interim analysis, all patients randomized into the CHABLIS-SC1 study will be allowed to complete the full 52 weeks of blinded treatment to provide additional safety and efficacy data for future regulatory filings for other potential indications for blisibimod. In addition to serving as a registration study for a potential lupus indication, observations in this study will be included in marketing applications for blisibimod in IgA nephrapathy and other indications.

 In the first quarter of 2014, we submitted the final protocol to the US FDA for our second lupus registration study, CHABLIS-SC2. This study is planned to enroll up to 400 patients with clinical diagnosis of lupus with or without renal disease including patients with glomerulonephritis and patients who may have a previous diagnosis of lupus nephritis. Consistent with the CHABLIS-SC1 clinical study, the primary endpoint of this second study will be SRI-8 response. These two pivotal studies are anticipated to form the basis of submission for blisibimod as a treatment for lupus patients with active lupus despite the use of steroids.

Our Immunoglobulin A Nephropathy Development Program

The BRIGHT-SC study is a Phase 2/3 multicenter, randomized, double-blind, placebo-controlled study to evaluate the efficacy, safety, tolerability and immunogenicity of blisibimod in IgA nephropathy. Initially we intend to enroll up to 48 patients with biopsy-proven IgA nephropathy who have proteinuria greater than one gram per 24 hours (1g/24hr) and are receiving standard of care medication including angiotensin converting enzyme inhibitors and angiotensin receptor blockers. We initiated our BRIGHT-SC1 study in the second quarter of 2013.  Patients will receive 300mg weekly blisibimod or placebo subcutaneously during the first 8 weeks of therapy, the induction phase, followed by 24 weeks of 200mg weekly blisibimod or placebo, the maintenance phase. When the first 48 patients have completed eight weeks of treatment we plan to conduct an interim analysis to determine the effect of blisibimod on proteinuria and other relevant renal biomarkers such as IgA and IgG levels. As a result of discussion with the FDA on the potential to use proteinuria as the endpoint for Subpart E approval for blisibimod, the Company amended the BRIGHT-SC study endpoints during the fourth quarter of 2013.  The amendment serves to potentially transform BRIGHT-SC into one of two registration studies for blisibimod and adjust its endpoints to patients achieving less than one gram of proteinuria per 24 hours at 24 weeks. The BRIGHT-SC clinical study is currently recruiting patients  in seven countries in Southeast Asia. We plan to conduct an interim analysis to determine the effect of blisibimod on proteinuria after eight weeks of treatment in the second half of 2014.

We believe blisibimod and the BRIGHT-SC clinical study represent the only therapeutic approach intended to specifically target the underlying biological problem of IgA nephropathy – immunoglobulin complex formation.  Unlike potential anti-inflammatory treatments for IgA nephropathy – Blisibimod’s specific targeting of B cells and plasma cells may safely reduce IgA and IgG production and inflammation and potentially halt further damage to the kidney – key to improving clinical outcomes.

To date, baseline characteristics of patients enrolled in the BRIGHT-SC study are consistent with our objectives to enroll patients with a biopsy diagnosis of IgA Nephropathy, high levels of proteinuria, and kidney function indicative of progressive kidney disease.

In December 2013, we submitted an Investigational New Drug (IND) to the Division of Cardiovascular and Renal Products of the FDA for the investigation of blisibimod in IgA nephropathy. This submission incorporated feedback from both the initial meetings with the FDA and PMDA and included a second clinical study protocol, BRILLIANT-SC. We received feedback regarding our IgA development from the FDA in March 2014. Further discussion with the FDA is anticipated in 2014.

Our Multiple Myeloma Development Program

In the first quarter of 2014, building on  data generated by Amgen, Inc., from whom we licensed blisibimod, we initiated a preclinical study to evaluate the effect of blisibimod on multiple myeloma. The goal of the preclinical study is to exam the potential use of blisibimod for the treatment of multiple myeloma in combination with current therapies including the new class of proteasome inhibitors. Data from the preclinical study is expected to guide Phase 2 study to evaluate the effects of blisibimod on survival, progression and biomarkers in patients with relapsed or refractory multiple myeloma treated with at least one prior regimen.

As of March 31, 2014, we have funded our operations through equity offerings, private placements of convertible debt and debt financings, raising net proceeds of approximately $328.7 million. We will need substantial additional financing to continue to develop our product candidate, obtain regulatory approvals and to fund operating expenses, which we will seek to raise through public or private equity or debt financings, collaborative or other arrangements with third parties or through other sources of financing. We cannot assure you that such funds will be available on terms favorable to us, if at all. In addition to the normal risks associated with development-stage companies, we may never successfully complete development of any of our product candidate, obtain adequate patent protection for our technology, obtain necessary government regulatory approval for our product candidate or achieve commercial viability for any approved product candidate. In addition, we may not be profitable even if we succeed in commercializing any of our product candidate.

Revenue

To date, we have not generated any revenue. We do not expect to generate revenue unless or until we obtain regulatory approval of and commercialize our product candidate or in-license additional products that generate revenue. We intend to seek to generate revenue from a combination of product sales, up-front fees and milestone payments in connection with collaborative or strategic relationships and royalties resulting from the licensing of the commercial rights to our intellectual property. We expect that any revenue we generate will fluctuate from quarter to quarter as a result of the nature, timing and amount of milestone payments we may receive upon the sale of our products, to the extent any are successfully commercialized, as well as any revenue we may receive from our collaborative or strategic relationships.

Research and Development Expenses

Since our inception, we have focused our activities on our product candidate development programs. We expense research and development costs as they are incurred. Research and development expenses consist of operational personnel costs, including salaries, benefits and stock-based compensation, clinical studies performed by contract research organizations, or CROs, materials and supplies, licenses and fees and overhead allocations consisting of various administrative and facilities-related costs. Research and development activities are also separated into three main categories: licensing, clinical development and pharmaceutical development. Licensing costs consist primarily of fees paid pursuant to license agreements. Historically, our clinical development costs have included costs for preclinical and clinical studies. We expect to incur substantial clinical development costs for the continued development of blisibimod. Pharmaceutical development costs consist of expenses incurred relating to clinical studies and product formulation and manufacturing.

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

The following table shows our total research and development expenses for the three months ended March 31, 2014 and March 31, 2013 and for the period from September 9, 2004 (Date of Inception) through March 31, 2014 (in thousands):

	Three Months Ended March 31,			For the Period September 9, 2004 (Date of Inception) to March 31,
	2014		2013	2014
Allocated costs:
Varespladib	$(375)	(3)	$442	$113,644	(1)
Blisibimod	4,964		2,768	90,209	(2)
Varespladib sodium	—		—	6,681
Unallocated costs	1,176		1,719	32,196
Total development	$5,765		$4,929	$242,730

(1)
Includes license fees of $4.0 million and milestone payments of $3.5 million pursuant to a license agreement and amendment thereto with each of Eli Lilly and Company, or Eli Lilly and Shionogi & Co. Ltd., which were paid in cash, shares of preferred stock and common stock.

(2)	Includes a one-time license initiation fee of $6.0 million pursuant to a license agreement with Amgen Inc., or Amgen.
(3)	Includes a one-time refund of $0.4 million from a vendor for our VISTA-16 clinical study, which was terminated in March 2012.

We expect our research and development expenses to continue to be significant as we continue our development activities.  We intend to fund our development expenses with existing cash and proceeds from potential future debt and equity offerings.

We expect that a large percentage of our research and development expenses in the future will be incurred in support of our current and future clinical development programs. These expenditures are subject to numerous uncertainties in timing and cost to completion. As we obtain results from clinical studies, we may elect to discontinue or delay clinical studies for certain product candidate or programs in order to focus our resources on more promising product candidate or programs. Completion of clinical studies may take several years or more, but the length of time generally varies according to the type, complexity, novelty and intended use of a product candidate. The cost of clinical studies may vary significantly over the life of a program as a result of differences arising during clinical development, including:

•	the number of sites included in the studies;

•	the length of time required to enroll suitable patient subjects;

•	the number of patients that participate in the studies;

•	the number of doses that patients receive;

•	the drop-out or discontinuation rates of patients; and

•	the duration of patient follow-up.

Our expenses related to clinical studies are based on estimates of the services received and efforts expended pursuant to contracts with many research institutions, CROs and other service providers that conduct and manage clinical studies on our behalf. The financial terms of these agreements are subject to negotiation and vary from contract to contract and may result in uneven payment flows. Generally, these agreements set forth the scope of work to be performed at a fixed fee or unit price. Payments under the contracts are mainly driven by time and materials incurred by these service providers. Expenses related to clinical studies generally are accrued based on time and materials incurred by the service providers and in accordance with the contract. If timelines or contracts are modified based upon changes to the clinical study design or scope of work to be performed, we modify our estimates of accrued expenses accordingly on a prospective basis.

None of our product candidates has received FDA, or foreign regulatory marketing approval. In order to grant marketing approval, the FDA or foreign regulatory agencies must conclude that clinical data establishes the safety and efficacy of a product candidate and that the manufacturing facilities, processes and controls are adequate. Despite our efforts, our product candidate may not offer therapeutic or other improvement over existing, comparable drugs, be proven safe and effective in clinical studies, or meet applicable regulatory standards.

As a result of the uncertainties discussed above, we are unable to determine the duration and completion costs of our clinical development activities or when and to what extent we will receive cash inflows from the commercialization and sale of an approved product candidate, if ever.

General and Administrative Expenses

General and administrative expenses consist primarily of compensation for our chief executive officer and employees in administration, finance and business development functions. Other significant costs include professional fees for legal services, including legal services associated with obtaining and maintaining patents. We will continue to incur significant general and administrative expenses as a public company, including costs for insurance, costs related to the hiring of additional personnel, payment to outside consultants, lawyers and accountants and complying with the corporate governance, internal controls and similar requirements applicable to public companies.

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

While our significant accounting policies are more fully described in the notes to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating our reported financial results and affect the more significant judgments and estimates that we use in the preparation of our financial statements.

    Warrants

Warrants are recorded either as equity instruments or derivative liabilities at their estimated fair value at the date of issuance.  In the case of warrants recorded as liabilities, subsequent changes in estimated fair value are recorded in other income (expense) in the Company’s statement of operations in each subsequent period. The warrants are measured at estimated fair value using the Black Scholes valuation model, which is based, in part, upon inputs for which there is little or no observable market data, requiring the Company to develop its own assumptions. Inherent in this model are assumptions related to expected stock price volatility, expected life, risk-free interest rate and dividend yield. We estimate the volatility of our common stock at the date of issuance, and at each subsequent reporting period, based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the measurement date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on our historical rate, which we anticipate to remain at zero. The assumptions used in calculating the estimated fair value of the warrants represent our best estimates. However, these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and different assumptions are used, the warrant liability and the change in estimated fair value could be materially different.

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

We base our accruals related to clinical studies on our estimates of the services received and efforts expended pursuant to contracts with many research institutions and CROs that conduct and manage clinical studies on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. Generally, these agreements set forth the scope of work to be performed at a fixed fee or unit price. Payments under the contracts are mainly driven by the time and materials incurred by these service providers. In accruing service fees, we estimate the time and materials incurred by these service providers in each period. If the actual timing of the performance of services or the level of effort varies from our estimate, we adjust the accrual accordingly. If we do not identify costs that we have begun to incur or if we underestimate or overestimate the level of services performed or the costs of these services, our actual expenses could differ from our estimate.

Results of Operations

Comparison of the Three Months ended March 31, 2014 and 2013

Research and Development Expenses ($ in thousands)

	Three Months Ended March 31,
	2014	2013	$ Change	% Change
Research and development expenses	$5,765	$4,929	$836	17%

Research and development expenses increased during the three months ended March 31, 2014 from the same period in 2013 primarily due to an increase of $1.2 million in direct clinical costs expense as enrollment in our Phase 3 CHABLIS-SC1 and Phase 2 BRIGHT-SC studies continued to ramp up and $0.2 million in consulting expense as we prepared for CHABLIS-SC1’s interim analysis. The increase in clinical expense is offset by a decrease of $0.7 million in stock-based compensation associated with the voluntary surrender of stock options by our employees in the prior year.
.
General and Administrative Expenses ($ in thousands)	Three Months Ended March 31,
	2014	2013	$ Change	% Change
General and administrative expenses	$1,844	$1,972	$(128)	(6)%

General and administrative expenses decreased during the three months ended March 31, 2014 from the same period in 2013 primarily due to a decrease of $0.3 million in stock-based compensation, offset by an increase of $0.2 million overhead expense.

Other Income (Expense) ($ in thousands)

	Three Months Ended March 31,
	2014	2013	$ Change	% Change
Other income (expense)	$(48)	$25	$(73)	(292)%
Interest expense	$(259)	$(704)	$445	(63)%

Other income decreased during the three months ended March 31, 2014 from the same period in 2013 primarily due net loss realized from foreign currency exchange fluctuations in connection with payments made to overseas vendors. The decrease in interest expense during the three months ended March 31, 2014 as compared to the same period in 2013 was primarily due to the refinancing of our debt from Hercules Technology II, L.P. and Hercules Technology Growth Capital, Inc. (together, “Hercules) to Midcap Financial SBIC, LP (“Midcap”) and Square 1 Bank in April 2013 which resulted in a significantly reduced blended interest rate.

Liquidity and Capital Resources

To date, we have funded our operations primarily through private placements of preferred stock and common stock, convertible debt, debt financings and our IPO, raising aggregate net proceeds of approximately $328.7 million. As of March 31, 2014, we had cash and cash equivalents of approximately $23.1 million.

Our principal liquidity requirements are primarily to meet our working capital needs, support ongoing business activities, research and development, and to meet our capital expenditure needs.

In January 2012, we filed a universal shelf registration statement with the U.S. Securities and Exchange Commission, or SEC, on Form S-3 (File No. 333-179043) for the proposed offering from time to time of up to $100.0 million of our securities, including common stock, preferred stock, debt securities and/or warrants. In July 2012, we issued 4,743,750 shares at $8.00 per share pursuant to the shelf registration, raising net proceeds of approximately $35.6 million.  In January 2013, we issued 7,575,757 shares at $5.28 per share pursuant to the shelf registration statement in an initial closing of a public offering, followed by 1,136,362 shares in a second closing in February 2013, raising net proceeds of approximately $42.7 million. In April 2013, we increased the amount of securities that may be issued under the registration statement by $3.2 million through the filing of a post-effective amendment pursuant to Rule 462(b) of the Securities Act.  On April 5, 2013, we entered into an equity purchase agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“LPC”), pursuant to which we have the right to sell to LPC up to an aggregate of $18.5 million in shares of our common stock.  Upon executing the agreement, LPC made an initial purchase of $2.0 million in shares of common stock.  Subsequent to the initial purchase, we have sold approximately $1.1 million in shares of common stock to LPC. As of March 31, 2014, approximately $15.4 million of shares of our common stock remained available to be sold under the Purchase Agreement. In April 2013, we registered approximately $19.0 million for sale under the LPC Purchase Agreement, leaving a balance of approximately $205,000 under this shelf registration statement for future issuance as of March 31, 2014.

In April 2013, we filed a universal shelf registration statement with the SEC on Form S-3 (File No. 333-187780) for the proposed offering from time to time of up to $100.0 million of our securities, including common stock, preferred stock, debt securities and/or warrants.  On November 15, 2013, we registered $25.0 million under the registration statement for the Cowen ATM.  As of March 31, 2014, we issued 1,015,356 shares of our common stock pursuant to the ATM and $21.8 million remains available for future issuance under this ATM.  As of March 31, 2014, $75.0 million remains available for future issuance under this shelf registration statement.

Based on the requirements of Form S-3, however, there are certain factors, such as volume of trading in our common stock and our stock price, which limit the amount that can be raised in a short period of time through Purchase Agreement and registration statements described above.

Cash Flows

Comparison of Three Months Ended March 31, 2014 and 2013

Our cash flow from operations during the three months ended March 31, 2014 and 2013 consist of the following (in thousands):
	Three Months Ended March 31,
	2014	2013
Net cash used in operating activities	$(5,274)	$(10,638)
Net cash provided by investing activities	2,400	1,495
Net cash provided by financing activities	3	40,283
Effect of exchange rate changes on cash	—	(1)
Total	$(2,871)	$31,139

During the three months ended March 31, 2014 and 2013, our operating activities used cash of $5.3 million and $10.6 million, respectively, primarily resulting from our net losses and changes in our working capital accounts adjusted for non-cash items including stock based compensation. The decrease in cash used in operating activities during the three months ended March 31, 2014 as compared to 2013 was primarily due to reduced spending on clinical development activities as we continue to focus our development efforts on blisibimod .

During the three months ended March 31, 2014, cash provided by investing activities was $2.4 million and reflected a reduction in our restricted cash as result of a $2.4 million principal repayment made to Square 1 Bank. During the three months ended March 31, 2013, cash provided by investing activities was $1.5 million and consisted primarily of purchases and maturities of short term investments for the period.

During the three months ended March 31, 2014, financing activities provided cash of $3,000 and was driven by net proceeds of $3.1 million received from the sale of our common stock through the “at-the-market” equity offering program with Cowen and Company, LLC, offset by $3.1 million used to pay down our loan principal against the Company’s notes payable owed to Square 1 Bank and Midcap. During the three months ended March 31, 2013, financing activities provided cash of $40.2 million and was driven by net proceeds of $42.7 million received from the sale of our common stock through a direct offering, offset by $2.3 million in principal repayment against the Company’s notes payable to Hercules.

Contractual Obligations and Commitments

We have lease obligations consisting of an operating lease for our operating facility that expires September 2017.

In April 2013, we entered into borrowing agreements with Midcap and Square 1 Bank for an aggregate of $20.0 million. We used the proceeds from the new loans to repay the outstanding balance owed to Hercules. As of March 31, 2014, outstanding principal owed to Midcap and Square 1 Bank was $14.8 million.

Funding Requirements

We expect to incur substantial expenses and generate significant operating losses as we continue to advance our product candidate into preclinical studies and clinical studies and as we:

•	continue clinical development of our product candidate;

•	hire additional clinical, scientific and management personnel; and

•	implement new operational, financial and management information systems.

Our future capital uses and requirements depend on numerous forward-looking factors. These factors include the following:

•	the progress of preclinical development and clinical studies of our product candidate;

•	the time and costs involved in obtaining regulatory approvals;

•	delays that may be caused by evolving requirements of regulatory agencies;

•	the costs involved in filing and prosecuting patent applications and enforcing or defending patent claims;

•	our ability to establish, enforce and maintain selected strategic alliances; and

•	the acquisition of technologies, product candidate and other business opportunities that require financial commitments.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. We are exposed to market risk related to fluctuations in interest rates, market prices, and foreign currency exchange rates. However, since a majority of our investments are in highly liquid money market funds, we do not believe we are subject to any material market risk exposure. As of March 31, 2014, we did not have any material derivative financial instruments. The fair value of our cash and cash equivalents was $23.1 million as of March 31, 2014.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and principal accounting officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to that company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our chief executive officer and principal accounting officer concluded that our disclosure controls and procedures were not effective as of March 31, 2014 at the reasonable assurance level due to a material weakness that we identified as of December 31, 2013 that has not been fully remediated. The material weakness we identified relates to the lack of a process to timely and appropriately account for warrants that provided the holders with anti-dilution price protection.  The material weakness resulted in restatement of our consolidated financial statements for the years ended December 31, 2010, 2011 and 2012, respectively, and each of the quarterly periods from March 31, 2012 through September 30, 2012. Notwithstanding the existence of the material weakness, management has concluded that the consolidated financial statements included in this report present fairly, in all material respects, our consolidated financial position, results of operations and cash flows for the periods presented in conformity with United States generally accepted accounting principles.

     Management’s Remediation Activities

With the oversight of senior management and our audit committee, we have begun to take steps intended to address the underlying causes of the material weakness, primarily through the establishment of a formal review process of non-routine and complex transactions, reassessment of the accounting treatment for all historical warrants, and the implementation and validation of improved accounting and financial reporting procedures.

As of March 31, 2014, we have not yet been able to remediate this material weakness. We plan to begin the implementation of the remediation activities in the second quarter of 2014.  As we continue to evaluate and work to improve our internal control over financial reporting, we may determine to take additional measures to address the material weakness.

Changes in Internal Control over Financial Reporting

Other than the actions taken as described above under “Management's Remediation Activities,” there has been no change in the Company’s internal control over financial reporting that occurred during the first quarter 2014 that has materially affected, or is reasonably likely to affect materially, the Company’s internal control over financial reporting.

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

We are a development stage company with nine years of operating history. We have focused primarily on developing our three product candidate, blisibimod, varespladib and varespladib sodium. The two latter product candidates were terminated in March 2012. We have financed our operations exclusively through equity offerings, private placements of convertible debt, and debt financings and we have incurred losses in each year since our inception in September 2004. As of March 31, 2014, we had an accumulated deficit of approximately $295.1 million. Substantially all of our losses resulted from costs incurred in connection with our product development programs and from general and administrative costs associated with our operations.

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

We were incorporated in September 2004. Our operations to date have been limited to organizing and staffing our company, acquiring product and technology rights, conducting product development activities for our primary product candidate, blisibimod, varespladib and varespladib sodium (the two latter product candidates were terminated in March 2012), and performing research and development. We have not yet demonstrated an ability to obtain regulatory approval for or commercialize a product candidate. Consequently, any predictions about our future performance may not be as accurate as they could be if we had a history of successfully developing and commercializing pharmaceutical products.

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

Any termination or suspension of, or delays in the commencement or completion of, clinical testing of our product candidate could result in increased costs to us, delay or limit our ability to generate revenue and adversely affect our commercial prospect .

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

Additionally, changes in regulatory requirements and policies may occur and we may need to amend clinical development plans or clinical study protocols to reflect these changes. Amendments may require us to resubmit our clinical study protocols to IRBs for reexamination, which may impact the costs, timing or successful completion of a clinical study. If we experience delays in completion of, or if we, the FDA or other regulatory authorities, the IRB or other reviewing entities, or any of our clinical study sites suspend or terminate any of our clinical studies, the commercial prospects for our product candidate may be harmed and our ability to generate product revenues will be delayed. In addition, many of the factors that cause, or lead to, termination or suspension of, or a delay in the commencement or completion of, clinical studies may also ultimately lead to the denial of regulatory approval of a product candidate. Also, if one or more clinical studies are delayed, our competitors may be able to bring products to market before we do, and the commercial viability of our product candidate could be significantly reduced.

Because the results of preclinical testing or earlier clinical studies are not necessarily predictive of future results, any product candidate we advance into clinical studies may not have favorable results in later clinical studies or receive regulatory approval.

Success in preclinical testing and early clinical studies does not ensure that later clinical studies will generate adequate data to demonstrate the efficacy and safety of an investigational drug or biologic. A number of companies in the pharmaceutical and biotechnology industries, including those with greater resources and experience, have suffered significant setbacks in Phase 3 clinical studies, even after seeing promising results in earlier clinical studies. Despite the results reported in earlier clinical studies for our product candidate, we do not know whether any Phase 3 or other clinical studies we may conduct will demonstrate adequate efficacy and safety to result in regulatory approval to market any of our product candidate. If later stage clinical studies do not produce favorable results, our ability to achieve regulatory approval for any of our product candidate may be adversely impacted. Even if we believe that our product candidate has performed satisfactorily in preclinical testing and clinical studies, we may nonetheless fail to obtain FDA approval for our product candidate.

If we breach the license agreements for our product candidate, we could lose the ability to continue the development and commercialization of our product candidate.

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

The pharmaceutical industry is highly competitive and subject to rapid and significant technological change. Our potential competitors include large pharmaceutical and more established biotechnology companies, specialty pharmaceutical and generic drug companies, academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization. All of these competitors currently engage in, have engaged in or may engage in the future in the development, manufacturing, marketing and commercialization of pharmaceuticals and biotechnologies, some of which may compete with our present or future product candidate. It is possible that any of these competitors could develop technologies or products that would render our product candidate obsolete or non-competitive, which could adversely affect our revenue potential. Key competitive factors affecting the commercial success of our product candidate are likely to be efficacy, safety profile, reliability, convenience of dosing, price and reimbursement.

The market for inflammatory disease therapeutics is especially large and competitive.  For lupus, GlaxoSmithKline plc’s (GSK) BAFF antagonist monoclonal antibody, Benlysta®, was approved by the FDA for treatment of lupus. Further, we are aware of companies with other products in development that are being tested for potential treatment of lupus: Bristol-Myers Squibb Company and Merck Serono S.A., whose dual BAFF/APRIL antagonist fusion protein, Atacicept, recently completed a Phase 2/3 clinical study for lupus; Immunomedics, Inc. and UCB S.A., who reported favorable results for their CD-22 antagonist humanized antibody, epratuzumab, in a Phase 2b clinical study in lupus is now conducting two Phase 3 clinical studies; and Eli Lilly’s anti-BAFF monoclonal antibody, Tabalumab (LY2127399),  is currently being evaluated in two Phase 3 studies in patients with lupus.

Many of our potential competitors have substantially greater financial, technical and human resources than we do and significantly greater experience in the discovery and development of drug candidate, and in obtaining FDA and other regulatory approvals of products and the commercialization of those products. Accordingly, our competitors may be more successful than we may be in obtaining FDA approval for drugs and achieving widespread market acceptance. Our competitors’ drugs may be more effective, have fewer adverse effects, be less expensive to develop and manufacture or be more effectively marketed and sold than any product candidate we may commercialize and may render our product candidate obsolete or non-competitive before we can recover the expenses of developing and commercializing our product candidate. We anticipate that we will face intense and increasing competition as new drugs enter the market and advanced technologies become available. These entities may also establish collaborative or licensing relationships with our competitors. Finally, the development of new treatment methods for the diseases we are targeting could render our drugs non-competitive or obsolete. All of these factors could adversely affect our business.

Our product candidate may cause undesirable adverse effects or have other properties that could delay or prevent their regulatory approval or limit the commercial profile of any approved label.

Undesirable adverse effects caused by our product candidate could cause us, IRBs or other reviewing entities, clinical study sites, or regulatory authorities to interrupt, delay or halt clinical studies and could result in the denial of regulatory approval by the FDA or other regulatory authorities. Phase 2 clinical studies conducted by us with our product candidate have generated differences in adverse effects and serious adverse events. The most common adverse effects seen with our product candidate versus placebo include injection site erythema and nasopharyngitis. The most common serious adverse events seen with our product candidate include Herpes zoster, pneumonia, urinary tract infections and deep vein thrombosis. During the placebo-controlled Phase 2 PEARL study, blisibimod was safe and well-tolerated at all dose levels with no meaningful imbalances in serious adverse events or infections between blisibimod and placebo.  Discontinuation due to adverse event was slower amongst blisibimod-treated subjects (5.7%) compared to placebo (7.9%).  Amongst the commonly-reported AEs, imbalance was observed only with injection site reactions (200mg QW blisibimod = 15%, matched placebo = 7%), but these were not serious or severe and did not result in discontinuation of treatment.

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

After the completion of our clinical studies, we cannot predict whether or when we will obtain regulatory approval to commercialize our product candidate and we cannot, therefore, predict the timing of any future revenue from this product candidate.

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

The commercial success of our product candidate for which we obtain marketing approval from the FDA or other regulatory authorities will depend upon the acceptance of these products by the medical community, including physicians, patients and health care payors. The degree of market acceptance of our approved product will depend on a number of factors, including:

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

If our product candidate are approved but do not achieve an adequate level of acceptance by physicians, health care payors and patients, we may not generate sufficient revenue from these products, and we may not become or remain profitable. In addition, our efforts to educate the medical community and third- party payors on the benefits of our product candidate may require significant resources and may never be successful.

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

The use of product candidate in clinical studies and the sale of any products for which we obtain marketing approval expose us to the risk of product liability claims. Product liability claims might be brought against us by consumers, health care providers, pharmaceutical companies or others selling or otherwise coming into contact with our products. If we cannot successfully defend ourselves against product liability claims, we could incur substantial liabilities. In addition, regardless of merit or eventual outcome, product liability claims may result in:

•	impairment of our business reputation;

•	withdrawal of clinical study participants;

•	costs of related litigation;

•	distraction of management’s attention from our primary business;

•	substantial monetary awards to patients or other claimants;

•	the inability to commercialize product candidate; and

•	decreased demand for product candidate, if approved for commercial sale.

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

Any failure by our third-party manufacturers on which we rely to produce our preclinical and clinical drug supplies and on which we intend to rely to produce commercial supplies of any approved product candidate may delay or impair our ability to commercialize our product candidate.

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

Reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured product candidate ourselves, including reliance on the third party for regulatory compliance and quality assurance, the possibility of breach of the manufacturing agreement by the third party because of factors beyond our control (including a failure to synthesize and manufacture our product candidate in accordance with our product specifications) and the possibility of termination or nonrenewal of the agreement by the third party, based on its own business priorities, at a time that is costly or damaging to us. In addition, the FDA and other regulatory authorities require that our product candidate be manufactured according to cGMP and similar foreign standards. Any failure by our third-party manufacturers to comply with cGMP or failure to scale up manufacturing processes, including any failure to deliver sufficient quantities in a timely manner, could lead to a delay in, or failure to obtain, regulatory approval.  In addition, such failure could be the basis for action by the FDA to withdraw approvals previously granted to us and for other regulatory action, including recall or seizure, total or partial suspension of production or injunction.

We initiated activities for large scale purification of our next batch of blisibimod with our contract manufacturer.  It is anticipated that final product from this product manufacturing campaign will provide sufficient drug to complete the CHABLIS-SC1 clinical study and to initiate the second pivotal study in patients with lupus.

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

We also own several U.S. and non-U.S. patents and patent applications relating to our terminated varespladib sodium/varespladib programs.  These patents and patent applications include both patents and patent applications originally filed by Anthera and patents assigned to Anthera by Eli Lilly or Shionogi & Co., Ltd. Our varespladib sodium/varespladib portfolio previously included a larger set of patents and patent applications relating to sPLA 2 inhibiting compounds and exclusively licensed from Eli Lilly Shionogi & Co., Ltd.  In August 2012, we provided notice of termination to our collaborators to terminate the license agreement.  The license agreement was effectively terminated in November 2012.  Due to termination of the varespladib programs, we do not expect to incur further payments to our collaborators under the license agreement.

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

We typically develop product candidate using compounds for which we have in-licensed and original composition of matter patents and patents that claim the activities and methods for such compounds’ production and use to the extent known at that time. As we learn more about the mechanisms of action and new methods of manufacture and use of product candidate, we may file additional patent applications for these new inventions or we may need to ask our licensors to file them. We may also need to license additional patent rights or other rights on compounds, treatment methods or manufacturing processes because we learn that we need such rights during the continuing development of a product candidate.

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

Litigation regarding patents, patent applications and other proprietary rights may be expensive and time consuming. If we are involved in such litigation, it could cause delays in bringing product candidate to market and harm our ability to operate.

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

The market price for our common stock has been and is likely to continue to be volatile. In addition, the market price of our common stock may fluctuate significantly in response to a number of factors, most of which we cannot predict or control, including:

•	plans for, progress in and results from clinical studies for blisibimod and our other product candidate;

•	announcements of new products, services or technologies, commercial relationships, acquisitions or other events by us or our competitors;

•	developments concerning proprietary rights, including those pertaining to patents patent applications held by Amgen concerning blisibimod;

•	failure of any of our product candidate, if approved, to achieve commercial success;

•	fluctuations in stock market prices and trading volumes of securities of similar companies;

•	general market conditions and overall fluctuations in U.S. equity markets;

•	variations in our operating results, or the operating results of our competitors;

•	changes in our financial guidance or securities analysts’ estimates of our financial performance;

•	changes in accounting principles;

•	sales of large blocks of our common stock, including sales by our executive officers, directors and significant stockholders;

•	additions or departures of any of our key personnel;

•	announcements related to litigation;

•	changing legal or regulatory developments in the United States and other countries; and

•	discussion of us or our stock price by the financial press and in online investor communities.

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

Our executive officers, directors and greater than 5% stockholders, in the aggregate, own approximately 31% of our outstanding common stock. As a result, such persons, acting together, will have the ability to influence our management and affairs and substantially all matters submitted to our stockholders for approval, including the election and removal of directors and approval of any significant transaction. These persons will also have the ability to influence our management and business affairs. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.

Future sales of our common stock may cause our stock price to decline.

As of March 31, 2014, there were 20,511,911 shares of our common stock outstanding.  In addition, as of March 31, 2014, we had outstanding options, restricted stock units and warrants to purchase shares of our common stock of 2,787,223 that, if exercised or released, will result in these additional shares becoming available for sale. A large portion of these shares and outstanding equity awards are held by a small number of persons and investment funds. Sales by these stockholders or option holders of a substantial number of shares could significantly reduce the market price of our common stock. Moreover, certain holders of shares of common stock will have rights, subject to some conditions, to require us to file registration statements covering the shares they currently hold, or to include these shares in registration statements that we may file for ourselves or other stockholders.

We have registered or will register all common stock that we may issue under our 2013 Stock Option and Incentive Plan (the “2013 Plan”), our Amended and Restated 2010 Stock Option and Incentive Plan (the “2010 Plan”) and our Employee Stock Purchase Plan (the “ESPP”). As of March 31, 2014, an aggregate of 535,930 shares of our common stock had been reserved for future issuance under the 2013 Plan, plus any shares cancelled under our 2005 Equity Incentive Plan and 2010 Plan, and an aggregate of 110,123 shares had been reserved for future issuance under our ESPP. These shares can be freely sold in the public market upon issuance. If a large number of these shares are sold in the public market, the sales could reduce the trading price of our common stock.

In addition, we may sell shares of stock pursuant to an equity purchase agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“LPC”), pursuant to which we have the right to sell to LPC up to an aggregate of $18.5 million in shares of the our common stock, of which approximately $15.4 million of shares of our common stock remained available to be sold as of March 31, 2014, and pursuant to a Sales Agreement (the “Agreement”) with Cowen and Company, LLC (“Cowen”) for an at-the-market equity program (“ATM”)  under which we from time to time may offer and sell up to $25.0 million shares of our common stock, $21.8 million remain available to be sold as of March 31, 2014.  Finally, we maintain effective shelf registration statements on Form S-3 with the SEC for the issuance and sale from time to time of up to approximately $75.2 million of our equity and debt securities.

We will need to raise additional capital to fund our operations, which may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights.

We will need to seek additional capital through a combination of private and public equity offerings, debt financings and collaboration, strategic and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest may be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a stockholder. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions such as incurring debt, making capital expenditures or declaring dividends. If we raise additional funds through collaboration, strategic alliance and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or product candidate or grant licenses on terms that are not favorable to us.

We have identified a material weakness in our internal control over financial reporting that resulted in the restatement of our consolidated financial statements included in this Annual Report on Form 10-K. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles (GAAP). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013 and identified a material weakness related to our prior interpretation of ASC 815 and our initial classification and subsequent accounting of warrants as either liabilities or equity instruments. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of December 31, 2013.  This material weakness resulted in a material misstatement of our liabilities, non-cash expense relating to the changes in fair value of common stock warrants and accumulated deficit accounts and related financial disclosures and the restatement of our accompanying consolidated financial statements as disclosed in our annual report on Form 10-K for the year ended December 31, 2013.

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

3.3
Certificate of Amendment to the Fifth Amended and Restated Certificate of Incorporation filed July 12, 2013 and effective July 15, 2013(Filed as Exhibit 3.1 to the registrant Current Report on Form 8-K, filed with the SEC on July 16, 2013 and incorporated herein by reference.)

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

ANTHERA PHARMACEUTICALS, INC.

May 14, 2014	By:	/s/ Paul F. Truex
Paul F. Truex
President and Chief Executive Officer

May 14, 2014	By:	/s/ May Liu
May Liu
Senior Vice President, Finance and Administration
(Principal Accounting Officer)