Form 10-Q
period 2014-09-30
Anthera Pharmaceuticals Inc
filed 2014-11-14
CIK 1316175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of November 10, 2014, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 22,939,553.

ANTHERA PHARMACEUTICALS, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2014

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ANTHERA PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
(Unaudited)

	September 30, 2014	December 31, 2013

ASSETS
Current assets:
Cash and cash equivalents	$14,560	$25,946
Prepaid expenses and other current assets	289	358
Total current assets	14,849	26,304
Property and equipment — net	536	812
Restricted cash	1,360	10,000
Other assets	129	301
TOTAL	$16,874	$37,417

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,293	$3,519
Accrued clinical expenses	1,083	650
Accrued liabilities	308	296
Accrued payroll and related costs	590	319
Short-term portion of notes payable, net of discount	2,777	2,777
Total current liabilities	8,051	7,561
Notes payable, net of discount	4,375	15,098
Total liabilities	12,426	22,659
Commitments and Contingencies (Note 5)
Stockholders’ equity:
Common stock, $0.001 par value, 100,000,000 shares authorized; 22,849,223 and 19,415,901 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	23	19
Additional paid-in capital	313,790	301,946
Accumulated deficit	(309,365)	(287,207)
Total stockholders’ equity	4,448	14,758
TOTAL	$16,874	$37,417

The accompanying notes are an integral part to these Condensed Consolidated Financial Statements.

ANTHERA PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
OPERATING EXPENSES:
Research and development	$5,268	$4,051	$16,312	$14,245
General and administrative	1,419	1,470	4,849	5,130
Total operating expenses	6,687	5,521	21,161	19,375
LOSS FROM OPERATIONS	(6,687)	(5,521)	(21,161)	(19,375)
OTHER INCOME (EXPENSE):
Other income (expense)	(14)	14	(93)	33
Interest expense	(286)	(296)	(905)	(2,322)
Total other income (expense)	(300)	(282)	(998)	(2,289)
NET LOSS	$(6,987)	$(5,803)	$(22,159)	$(21,664)
Net loss per share—basic and diluted	$(0.31)	$(0.30)	$(1.03)	$(1.21)
Weighted-average number of shares used in per share calculation—basic and diluted	22,747,308	19,196,140	21,459,516	17,937,069

The accompanying notes are an integral part to these Condensed Consolidated Financial Statements.

ANTHERA PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Net loss	$(6,987)	$(5,803)	$(22,159)	$(21,664)
Unrealized gain (loss) on short term investments	—	(4)	—	(1)

Comprehensive loss	$(6,987)	$(5,807)	$(22,159)	$(21,665)

The accompanying notes are an integral part to these Condensed Consolidated Financial Statements.

ANTHERA PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine months ended September 30,
	2014	2013
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(22,159)	$(21,664)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	277	264
Realized (gain)/loss on short-term investments	—	12
Stock-based compensation expense	1,702	2,452
Amortization of discount on notes payable	59	959
Amortization of debt issuance costs	96	166
Changes in assets and liabilities:
Prepaid expenses and other assets	69	(719)
Accounts payable	(149)	(3,661)
Accrued clinical expenses	432	(2,745)
Accrued liabilities	54	(1,231)
Accrued payroll and related costs	254	(48)
Net cash used in operating activities	(19,365)	(26,215)
INVESTING ACTIVITIES:
Property and equipment purchases	—	(15)
Proceeds from sale of short-term investments	—-	4,831
Decrease (increase) in restricted cash	8,640	(10,000)
Net cash provided by (used) in investing activities	8,640	(5,184)
FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes and notes payable, net of issuance costs	—	19,798
Principal payment against note payable	(10,782)	(21,722)
Proceeds from issuance of common stock, net of offering costs	10,117	45,410
Proceeds from issuance of common stock pursuant to employee stock purchase plan and exercise of stock options, net	4	44
Net cash provided by (used in) financing activities	(661)	43,530
Effect of exchange rates on cash and cash equivalents	—-	(1)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(11,386)	12,130
CASH AND CASH EQUIVALENTS — Beginning of period	25,946	19,431
CASH AND CASH EQUIVALENTS — End of period	$14,560	$31,561
SUPPLEMENTAL CASH DISCLOSURES OF CASH FLOW INFORMATION:
Interest Paid	$579	$2,075

The accompanying notes are an integral part to these Condensed Consolidated Financial Statements.

ANTHERA PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization

Anthera Pharmaceuticals, Inc. (the “Company” or “Anthera”) was incorporated on September 9, 2004 in the state of Delaware. Anthera is a biopharmaceutical company focused on developing and commercializing therapeutics to treat autoimmune and genetic diseases. The Company’s primary product candidate, blisibimod, targets elevated levels of B-cell activating factor, or BAFF, which has been associated with a variety of B-cell mediated autoimmune diseases, including systemic lupus erythematosus, or lupus, IgA nephropathy, lupus nephritis, multiple myeloma, and others.  The Company’s second product candidate, Sollpura TM (liprotamase), is an enzyme product intended for the treatment of exocrine pancreatic insufficiency (“EPI”), often seen in patients with cystic fibrosis and other conditions.

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

Since inception in 2004, the Company has funded its operations through equity offerings, private placements of convertible debt and debt financings.  During the three and nine month period ended September 30, 2014, the Company incurred a net loss of $7.0 million and $22.2 million, respectively. Cash used in operating activities was approximately $19.4 million for the nine months ended September 30, 2014. The Company expects to continue to incur substantial losses and negative cash flows from operations over the next several years during its clinical development phase. As of the date of this report, the Company anticipates its existing cash, cash equivalents and access to additional capital through an equity purchase agreement and equity offering are sufficient to fund its near term liquidity needs for at least the next 12 months.

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

Basis of Presentation

The accompanying Condensed Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q and do not include all of the information and note disclosures required by U.S. generally accepted accounting principles (U.S. GAAP) for complete financial statements. The Condensed Consolidated Financial Statements should therefore be read in conjunction with the Consolidated Financial Statements and Notes thereto for the fiscal year ended December 31, 2013 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on March 28, 2014.

The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with U.S. GAAP, which requires management to make estimates and assumptions that affect amounts reported in the Condensed Consolidated Financial Statements and accompanying disclosures. Although these estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future, actual results may be different from those estimates. The Condensed Consolidated Financial Statements reflect all adjustments of a normal, recurring nature that are, in the opinion of management, necessary for a fair presentation of results for these interim periods. The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2014.

The Company has evaluated events and transactions subsequent to the balance sheet date and have disclosed all events or transactions that occurred subsequent to the balance sheet date but prior to filing this Quarterly Report on Form 10-Q that would require recognition or disclosure in the Condensed Consolidated Financial Statements.

Significant Accounting Policies

There have been no changes in the Company’s significant accounting policies for the three and nine months ended September 30, 2014 as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Use of Estimates

The preparation of these condensed consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, expenses and related disclosures. On an ongoing basis, management evaluates its estimates, including critical accounting policies or estimates related to clinical trial accruals, tax provision, warrant valuation and stock-based compensation. The Company bases its estimates on historical experience and on various other market specific and other relevant assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ significantly from these estimates.

Recent Accounting Pronouncements

On June 10, 2014, the Financial Accounting Standard Board (“FASB”) issued guidance intended to reduce the overall cost and complexity associated with financial reporting for development stage entities, without reducing the availability of relevant information,  Accounting Standards Update No. 2014-10 (“ASU 2014-10”), Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation removes all incremental financial reporting requirements from U.S. GAAP for development stage entities.  The amendments made by ASU 2014-10 are effective for public business entities for annual reporting periods beginning after December 15, 2014, and interim periods therein.  Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued.  The Company elected to early adopt the new provision of ASU 2014-10 in the interim period ended June 30, 2014 and therefore, has eliminated the presentation of inception-to-date information since June 30, 2014.

2.  RECLASSIFICTION OF PRIOR YEAR PRESENTATION

 Certain prior year amounts have been reclassified for consistency with the current period presentation, including an immaterial reclassification between accrued liabilities and accrued clinical expenses for the period ended December 31, 2013 and an immaterial reclassification between cash flow from financing activities and cash flow from operating activities for the nine months ended September 30, 2013.. This change in classification has no effect on the previously reported Condensed Consolidated Statement of Operations for any period.

3. NET LOSS PER SHARE

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

The following table summarizes the Company’s calculation of net loss per common share (in thousands except share and per share amounts):

	Three Months Ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Net loss per share
Numerator
Net loss	$(6,987)	$(5,803)	$(22,158)	$(21,664)
Denominator
Denominator for basic and diluted net loss per share	22,747,308	19,196,140	21,459,516	17,937,069
Basic and diluted net loss per share	$(0.31)	$(0.30)	$(1.03)	$(1.21)

As the Company incurred net losses for all of the periods presented, the following outstanding potentially dilutive securities were excluded from the computation of diluted net loss per share, as the effect of including them would have been antidilutive.

	Three and Nine months ended September 30,
	2014	2013
Options to purchase common stock	2,089,437	1,938,010
Warrants to purchase common stock	630,367	675,006
Restricted stock units	1,874	42,980
Total	2,721,678	2,655,996

4. CASH EQUIVALENTS

At September 30, 2014 and December 31, 2013, the amortized cost and estimated fair value of investments are set forth in the following tables (in thousands):

	September 30, 2014
	Amortized Cost	Gross Unrealized Gains	Estimated Fair Value
Cash	$1,198	—	1,198
Money market funds	13,362	—	13,362
Total	$14,560	—	14,560

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Estimated Fair Value
Cash	$1,006	$—	$1,006
Money market funds	24,940	—	24,940
Total	$25,946	$—	$25,946

5. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The following tables present the Company’s fair value hierarchy for all its financial assets (including those in cash and cash equivalents), in thousands, by major security type measured at fair value on a recurring basis (in thousands):

	September 30, 2014
	Estimated Fair Value	Level 1	Level 2	Level 3
Money market funds	$13,362	13,362	$—	$—

	December 31, 2013
	Estimated Fair Value	Level 1	Level 2	Level 3
Money market funds	$24,940	$24,940	$—	$—

At September 30, 2014 and December 31, 2013, the fair value of the principal amount of the Company’s outstanding notes payable are classified within the hierarchy as follows (in thousands):

	September 30, 2014
	Estimated Fair Value	Level 1	Level 2	Level 3
Notes Payable ($7,312, net of $160 note discount)	$7,152	$—	$—	$7,152

	December 31, 2013
	Estimated Fair Value	Level 1	Level 2	Level 3
Notes Payable ($18,095, net of $220 note discount)	$17,875	$—	$—	$17,875

The fair value of notes payable is estimated based on current interest rates available to the Company for debt instruments with similar terms, degrees of risk and remaining maturities.  The carrying value of these obligations, as of each period presented, approximate their respective fair values.  For disclosure purposes, the fair value of the principal amount of the Company’s outstanding debt obligations is considered to be a Level 3 measurement.

There were no transfers between Level 1, Level 2 or Level 3 for the periods ended September 30, 2014 and 2013.

6. COMMITMENTS AND CONTINGENCIES

Leases

The Company leases its main operating facility in Hayward, California. The lease is for approximately 14,000 square feet and expires in September 2017. The Company recognizes rental expense on the facility on a straight line basis over the term of the lease. Differences between the straight-line net expenses on rent payments are classified as deferred rent liability. The Company’s deferred rent liability was immaterial as of September 30, 2014.

Other Commitments

In December 2007, the Company and Amgen, Inc. (“Amgen”) entered into a worldwide, exclusive license agreement (the “Amgen Agreement”) to develop and commercialize blisibimod in any indication, including for the treatment of systemic lupus erythematosus (“lupus”). Under the terms of the Amgen Agreement, the Company paid a non-refundable, upfront license fee of $6.0 million. As there was no future alternative use for the technology, the Company expensed the license fee in research and development expenses during 2007.  Under the terms of the Amgen Agreement, the Company is obligated to make additional milestone payments to Amgen of up to $33.0 million upon the achievement of certain development and regulatory milestones. The Company is also obligated to pay tiered royalties on future net sales of products, ranging from the high single digits to the low teens. The Company’s royalty obligations as to a particular licensed product will be payable, on a country-by-country and licensed product-by-licensed product basis, for the longer of (a) the date of expiration of the last to expire valid claim within the licensed patents that covers the manufacture, use or sale, offer to sell or import of such licensed product by the Company or a sublicense in such country or (b) 10 years after the first commercial sale of the applicable licensed product in the applicable country.  As of September 30, 2014, there were no outstanding obligations due to Amgen.

On July 11, 2014, the Company and Eli Lilly and Company (“Eli Lilly”) entered into a worldwide, exclusive license agreement (the “Lilly Agreement”), to develop and commercialize liprotamase , a Phase 3 novel investigational Pancreatic Enzyme Replacement Therapy (“PERT”), for the treatment of patients with Exocrine Pancreatic Insufficiency, or EPI, often seen in patients with cystic fibrosis and other conditions.  Under the terms of the  Lilly Agreement, the Company was not required to make any up-front payment but is obligated to make milestone payments of up to $43 million upon the achievement of certain regulatory and commercial sales milestones, none of which have been achieved as of September 30, 2014.  In addition, after sales of the licensed products  exceed an aggregate of $100 million in the United States, the Company is obligated to pay tiered royalties on future net sales of products, ranging from the single digits to the mid-teens, that are developed and approved as defined in the Lilly Agreement.  The Company’s royalty obligations as to a particular licensed product will be payable, on a licensed product-by-licensed product basis, for the longer of (a) the date of expiration of the last to expire valid claim within the licensed patents that covers the manufacture, use or sale, offer to sell, or import of such licensed product by the Company or a sublicense in such country, or (b) 12 years after the first commercial sale of the applicable licensed product in the applicable country.

7. NOTES PAYABLE

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

On April 3, 2013, the Company entered a Credit and Security Agreement (the “MidCap Credit Agreement”) with MidCap Financial SBIC, LP (“MidCap”), pursuant to which MidCap made a $10.0 million loan (the “MidCap Loan”) to the Company. Proceeds from the MidCap Loan were used to repay the entire outstanding principal and end of term charge due to Hercules. The MidCap Credit Agreement matures on October 3, 2016 and the loan bears interest at an annual rate equal to 9.75%. Additionally, the Company is also obligated to pay an end of term charge of $400,000, which is being expensed over the term of the MidCap Credit Agreement using the effective interest rate method.  Interest and principal are payable in cash on a monthly basis beginning May 1, 2013. At September 30, 2014, the outstanding principal owed under the MidCap Credit Agreement was $6.0 million.  The Company repaid MidCap in full on October 17, 2014 and terminated the MidCap Credit Agreement in conjunction with the payoff.  See Note 10 Subsequent Event for further disclosure.

The MidCap Loan is secured by a pledge of substantially all assets of the Company, excluding intellectual property as well as the Cash Security Account with Square 1 Bank. In conjunction with the MidCap Loan, the Company issued a warrant to MidCap to purchase 73,529 shares of the Company’s common stock, at an exercise price of $5.44 per share. The warrant was immediately exercisable and expires on October 3, 2016. The Company estimated the fair value of this warrant using the Black-Scholes option valuation model with the following assumptions: expected term of 3.5 years, a risk-free interest rate of 0.39%, expected volatility of 124% and 0% expected dividend yield. The Company applied the relative fair value method to allocate the $10.0 million proceeds received under the MidCap Credit Agreement between the loan and warrant. The initial carrying amount assigned to the loan was $9.7 million and was recorded as Notes payable—net of discount on the Company’s balance sheet. The fair value allocated to the warrant of $280,000 was recorded as an increase to additional paid-in capital in the Company’s balance sheet. The resulting $280,000 discount from the $10.0 million par value of the loan was amortized as an additional interest expense over the term of the loan using the effective interest rate method. The discount was fully amortized in October 2014 in conjunction with the payoff and termination of the Midcap Credit Agreement.  See Note 10 Subsequent Event for further disclosure.

On April 3, 2013, the Company entered into a Loan and Security Agreement (the “Square 1 Loan Agreement”) with Square 1 Bank, pursuant to which Square 1 Bank made a $10.0 million loan to the Company. The proceeds of such loan are used exclusively to fund a cash security account (the “Cash Security Account”) at Square 1 Bank. The term loan under the Square 1 Loan Agreement matures on April 3, 2017 and bears interest at an annual rate equal to 1.00%. Interest is payable in cash on a monthly basis starting May 1, 2013 and the principal is payable in a lump sum upon maturity of the term loan. However, the Company may prepay the principal in whole or in part from time to time without penalty or premium. For the nine months ended September 30, 2014, the Company repaid $8.6 million in principal to Square 1 Bank.  At September 30, 2014, the outstanding principal owed under the Square 1 Loan Agreement was $1.4 million.

The Square 1 Loan Agreement contains customary representations and warranties and certain affirmative and negative covenants including, among other things, maintenance of a balance in the Cash Security Account of not less than the lesser of (a) $10.0 million and (b) the aggregate amount all debt, principal, interest and other amounts owed to Square 1 Bank in the Cash Security Account, and restrictions on mergers. As of September 30, 2014, the Company was in full compliance with the covenants under the Square 1 Loan Agreement.  The loan under the Square 1 Term Loan Agreement is not guaranteed by any of the Company’s existing subsidiaries, nor have any existing subsidiaries of the Company pledged any of their assets to secure the loan.

In connection with the MidCap and Square 1 Bank loan arrangements, the Company incurred note issuance costs of approximately $298,000, which are recorded as long-term assets on the Company’s balance sheet. The note issuance costs were being amortized to interest expense over the term of the Loan Agreements using the effective interest rate method and fully amortized in October 2014 in conjunction with the payoff and termination of the Midcap Credit Agreement.  See Note 10 Subsequent Event for further disclosure.

8. STOCKHOLDERS’ EQUITY

Common Stock

In April 2013, the Company entered into an equity purchase agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“LPC”), pursuant to which the Company has the right to sell to LPC up to an aggregate of $18.5 million of the Company’s common stock.  Upon executing the agreement, LPC made an initial purchase of $2.0 million of common stock.  Subsequent to the initial purchase, the Company has sold approximately $2.1 million of common stock to LPC as of September 30, 2014, which results in approximately $14.4 million of the Company’s common stock remaining available to be sold under the Purchase Agreement.

In April 2013, the Company filed a universal shelf registration statement with the SEC on Form S-3 (File No. 333-187780) for the proposed offering from time to time of up to $100.0 million of its securities, including common stock, preferred stock, debt securities and/or warrants.  On November 15, 2013, the Company entered into a Sales Agreement (the “Agreement”) with Cowen and Company, LLC (“Cowen”) to create an at-the-market equity program (“ATM”) under which the Company from time to time may offer and sell shares of its common stock, par value $0.001 per share, having an aggregate offering price of up to $25.0 million through Cowen, as agent. The Company registered $25.0 million under the registration statement for the ATM. As of September 30, 2014, the Company had sold $9.4 million of common stock pursuant to the ATM and $15.6 million remained available for future issuance under this ATM. In addition, $75.0 million remained available for future issuance under the S-3 shelf registration statement.

Warrants

In April 2013, in conjunction with the MidCap Loan, the Company issued a warrant to MidCap to purchase 73,529 shares of the Company’s common stock, at an exercise price of $5.44 per share. The warrant was immediately exercisable and expires on October 3, 2016.  In conjunction with the payoff and termination of the MidCap Credit Agreement on October 17, 2014, this warrant was cancelled and no longer remains outstanding.  See Note 10 Subsequent Event for further disclosure.

In March 2011, in conjunction with the Hercules loan, the Company issued a seven-year warrant to purchase 40,178 shares of the Company’s common stock at an exercise price of $48.00 per share. The warrant was immediately exercisable and expires in March 2018.  As of September 30, 2014, the warrant remained outstanding and exercisable.

In September 2010, the Company closed a private placement transaction with certain accredited investors pursuant to which the Company sold an aggregate of 1,312,492 units at a purchase price of $24.00 per unit, with each unit consisting of one share of common stock and a warrant to purchase an additional 0.40 shares of common stock. Each warrant is exercisable in whole or in part at any time until September 24, 2015 at an adjusted exercise price of $23.20 per share.  As of September 30, 2014, 516,660 shares of warrants remain outstanding and exercisable.

 9.  SHARE-BASED COMPENSATION PLANS

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

The terms of awards granted during the three and nine months ended September 30, 2014 and the methods for determining the grant date fair value of the awards were consistent with those described in the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

The following table summarizes stock option activity under the Company’s share-based compensation plans for the nine months ended September 30, 2014 (in thousands except share and per share amounts):

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Balance at December 31, 2013	1,997,075	$5.21	9.11	$48
Granted	365,993	$3.05
Exercised	(2,000)	$2.08
Cancelled and expired	(90,890)	$9.83
Forfeited	(180,741)	$4.35
Balance at September 30, 2014	2,089,437	$4.71	8.63	$0
Vested at September 30, 2014	679,471	$5.19	8.20	$0

The intrinsic value of stock options represents the difference between the exercise price of stock options and the market price of the Company’s stock as of December 31, 2013 and September 30, 2014 for all the options that were in the money.

As of September 30, 2014, the number of vested and expected to vest stock options was 1,403,051 and there were 1,049,758 shares available for future issuance under the 2013 Plan.

2010 Employee Stock Purchase Plan

Effective July 2010, under the terms of the 2010 Employee Stock Purchase Plan (the “ESPP”), eligible employees of the Company may authorize the Company to deduct amounts from their compensation, which amounts are used to enable the employees to purchase shares of the Company’s common stock. The Company initially reserved 12,500 shares of common stock for issuance thereunder plus on January 1, 2011 and each January 1 thereafter, the number of shares of stock reserved and available for issuance under the ESPP shall be cumulatively increased by the lesser of (i) one percent (1%) of the number of shares of common stock issued and outstanding on the immediately preceding December 31 or (ii) 31,250 shares of common stock. On January 1, 2014, in accordance with the ESPP’s annual increase provisions, the authorized shares in the ESPP increased by 31,250.  As of September 30, 2014, there were 110,123 shares available for future issuance under the ESPP.

The purchase price per share is 85% of the fair market value of the common stock as of the first date or the ending date of the applicable semi-annual purchase period, whichever is less (the “Look-Back Provision”).  The 15% discount and Look-Back Provision make the ESPP compensatory. No shares were issued pursuant to the ESPP during the nine months ended September 30, 2014.

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

Recipients of RSUs granted from the 2010 Plan are permitted to net share settle in excess of the minimum statutory withholding amount for taxes and therefore, in accordance with guidance issued by the FASB, RSUs granted from the 2010 Plan are classified as liability with the subsequent change in fair value being recorded as expense. The unsettled RSUs are re-measured at each reporting date and will continue to be re-measured until they are fully vested in approximately 1.13 years.  Any changes in valuation are recorded as compensation expense for the period. As of September 30, 2014, the liability related to the unsettled awards was not significant.

The following table summarizes activity related to the Company’s restricted stock units and awards:

	Shares	Weighted- Average Grant Date Fair Value	Weighted-Average Remaining Contractual Life in Years
Outstanding at December 31, 2013	42,042	$11.06	8.86
RSUs granted	45,226	$3.30
RSUs released	(84,331)	$3.25
RSUs forfeited	(1,063)	$2.51
Outstanding at September 30, 2014	1,874	$2.49	7.17

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

Stock Option Plans
	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Expected Volatility	86%	85%	92%	85%
Dividend Yield	0%	0%	0%	0%
Risk-Free Interest Rate	1.09%	0.62%	1.24%	0.62%
Expected Term (years)	3.50	4.00	3.84	3.97
Weighted-average fair value per share	$1.46	$2.71	$1.86	$2.96

ESPP
	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Expected Volatility	41%	54%	41%	116%
Dividend Yield	0%	0%	0%	0%
Risk-Free Interest Rate	0.05%	0.09%	0.05%	0.11%
Expected Term (years)	0.50	0.50	0.50	0.50

Total stock-based compensation expense for equity awards recognized was as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Research and development	$131	$172	$672	$1,168
General and administrative	279	320	1,030	1,283
Total stock-based compensation	$410	$492	$1,702	$2,451

As of September 30, 2014, there was $4.0 million of unrecognized compensation expense related to options. The unrecognized compensation expense is expected to be recognized over a weighted-average remaining period of 2.47 years.

10. SUBSEQUENT EVENT

              On October 17, 2014, the Company repaid its outstanding principal and accrued interest of $5.7 million owed to MidCap and terminated the MidCap Credit Agreement.  In connection with the payoff, an outstanding warrant issued to MidCap as part of the financing to purchase up to 73,529 shares of the Company’s common stock was cancelled.   The termination of the of the Credit Agreement released all liens and security interests securing the debt, as well as affirmative and negative covenants including, among other things, a financial covenant that required the Company to maintain minimum levels of cash and cash equivalents in collateral accounts that were pledged to MidCap.  The Company’s net operating cash increased as a result of the payoff due to the release of the financial covenant.

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

Overview

Anthera Pharmaceuticals, Inc. is a biopharmaceutical company that incorporated as a Delaware corporation in September 2004.  Our focus is on the development and commercialization of therapeutics to treat autoimmune and genetic diseases. Our primary Phase 3 product candidate, blisibimod, targets B-cell activating factor, or BAFF, which has been shown to be elevated in a variety of B-cell mediated autoimmune diseases, including systemic lupus erythematosus, (lupus), Immunoglobin A nephropathy (IgA nephropathy), lupus nephritis, vasculitis and others. Elevated BAFF is also reported in hematological diseases such as multiple myeloma and idiopathic thrombocytopenia purpura.  Our second product candidate, Sollpura TM (liprotamase), was acquired by the Company in July 2014 from Eli Lilly and Company (“Eli Lilly”).  Liprotamase is a Phase 3 novel investigational Pancreatic Enzyme Replacement Therapy (“PERT”) intended for the treatment of patients with Exocrine Pancreatic Insufficiency, or EPI, often seen in patients with cystic fibrosis and other conditions.

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

Our Pancreatic Enzyme Replacement Therapy Portfolio

Pancreatic enzyme replacement therapy is currently the mainstay of treatment for nutrient malabsorption in patients with digestive enzyme deficiencies known as EPI.  EPI occurs when diseases such as cystic fibrosis, or CF, and chronic pancreatitis impede or destroy the exocrine function of the pancreas.  Orally delivered porcine PERTs have been available for many years for the treatment of EPI.  Liprotamase is a novel non-porcine PERT that contains three biotechnology-derived digestive enzymes:  a cross-linked crystallized lipase, a crystallized protease and an amorphous amylase.  Liprotamase was studied from 2002 to 2009 in seven clinical studies, two of which were short-term efficacy trials.

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

Liprotamase is more stable in the low pH environment of the stomach and unlike porcine-derived PERTs, does not have an enteric polymer coating, nor does it contain porcine proteins or purines that could cause allergic reactions.

Completed clinical trials by Eli Lilly demonstrated that dietary fat and nitrogen (protein) absorption are significantly increased in patients with cystic fibrosis and EPI who received liprotamase.  In 2013, Eli Lilly gained agreement from the U.S. Food and Drug Administration (“U.S. FDA”) on the design of a pivotal trial that would provide adequate evaluation of efficacy and safety.

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

CHABLIS-SC1 is a multicenter, randomized, double-blind, placebo-controlled study designed to evaluate the efficacy, safety, tolerability and immunogenicity of blisibimod in patients with seropositive, clinically-active lupus (SELENA-SLEDAI > 10) who require corticosteroid therapy in addition to standard-of-care for treatment of their disease.  The study plans to randomize up to 400 patients to receive either 200mg of blisibimod or placebo for 52 weeks.  As agreed with the U.S. FDA, the primary endpoint of the CHABLIS-SC1 will be clinical improvement in the SRI-8 response at 52 weeks.  Key secondary outcomes from the study, including reduction of flare and steroid use, are intended to further differentiate blisibimod from currently available therapies. CHABLIS-SC1 is recruiting across more than 10 countries in Eastern Europe, Latin America and Southeast Asia. Enrollment rate for the CHABLIS-SC1 study has exceeded our initial expectations.  As of September 30, 2014, we have enrolled more than 250 of the 400 subjects planned for the CHABLIS-SC1 study.  Based on current enrollment rate we expect to fully enroll the CHABLIS-SC1 study by the first half of 2015. To date, enrolled patient demographics and disease characteristics for the CHABLIS-SC1 study are consistent with our goal to enroll patients with higher levels of lupus activity and positive biomarkers despite the stable use of corticosteroids.  These characteristics were predictive of improved outcomes in our previous Phase 2 clinical study.

An interim analysis of CHABLIS-SC1 is planned to be conducted by an independent unblinded statistician after a minimum of 100 subjects have completed 24 weeks of treatment to confirm the clinical and commercial assumptions for this study in the third quarter of 2014. However, due to our on-going partnership negotiations for Asian rights for blisibimod for both lupus and IgA nephropathy, we elected to delay the analysis until we have clarity from the partnership negotiations.

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

Our Immunoglobulin A Nephropathy Development Program

The BRIGHT-SC study is a Phase 2/3 multicenter, randomized, double-blind, placebo-controlled study to evaluate the efficacy, safety, tolerability and immunogenicity of blisibimod in IgA nephropathy. Initially we intend to enroll up to 48 patients with biopsy-proven IgA nephropathy who have proteinuria greater than one gram per 24 hours (1g/24hr) and are receiving standard of care medication including angiotensin converting enzyme inhibitors and angiotensin receptor blockers. We initiated our BRIGHT-SC1 study in the second quarter of 2013.  Patients enrolled in the BRIGHT-SC study receive 300mg weekly blisibimod or placebo subcutaneously during the first 8 weeks of therapy, the induction phase, followed by 24 weeks of 200mg weekly blisibimod or placebo, the maintenance phase. As a result of discussion with the U.S. FDA on the potential  use of proteinuria as the endpoint for Subpart E approval for blisibimod, the Company amended the BRIGHT-SC study endpoints during the fourth quarter of 2013.  The amendment serves to potentially transform BRIGHT-SC into one of two registration studies for blisibimod and adjust its endpoints to patients achieving less than one gram of proteinuria per 24 hours at 24 weeks. The BRIGHT-SC clinical study is currently recruiting patients in seven countries in Southeast Asia. We plan to conduct an interim analysis to determine the effect of blisibimod on proteinuria and other relevant renal biomarkers such as IgA and IgG levels in blood after eight weeks of treatment before the end of 2014.

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

Our Multiple Myeloma Development Program

Building on data generated by Amgen, Inc., from whom we licensed blisibimod, we have initiated preclinical evaluations of the effect of blisibimod on multiple myeloma. The goal of the preclinical evaluations is to examine the potential use of blisibimod for the treatment of multiple myeloma in combination with current therapies including the new class of proteasome inhibitors. Data from the preclinical study is expected to guide a Phase 2 study to evaluate the effects of blisibimod on survival, progression and biomarkers in patients with relapsed or refractory multiple myeloma treated with at least one prior regimen.

Liprotamase

Our PERT Development Program

We acquired the rights to liprotamase from Eli Lilly in July 2014 and have successfully completed the transfer of the active investigational new drug application, or IND, from Eli Lilly to Anthera.  Upon completion of the development and manufacture of liprotamase in sachet formulation, we plan to conduct the SOLUTION study - A Phase 3, Randomized, Open-Label, Assessor-Blind, Noninferiority, Active-Comparator Study Evaluating the Efficacy and Safety of Liprotamase in Patients with Cystic Fibrosis-Related Exocrine Pancreatic Insufficiency in 2015 in the United States and Europe.  This pivotal study is intended to evaluate the non-inferiority of liprotamase compared with Zenpep following dose-titration in a population enriched for PERT responders.  We believe the SOLUTION study may offer a number of potential opportunities for differentiation versus the currently marketed pancreatic enzyme replacement therapies, including:

•	potential for improved clinical response due to enriched patient selection: Patients with EPI who respond to a PERT (baseline CFA >80%) are intended to be included in the study;

•
patient convenience: Patients unwilling or unable to swallow large pills would likely prefer a convenient sachet formulation.  A sachet formulation of liprotamase, as a soluble product, may offer advantages to patients currently using pills; and

•
unaddressed patient population: Approximately 20% of CF patients rely on gastrostomy tube (g-tube) feedings of dense medical liquid food (the general term to describe commercially available g-tube liquid nutrition products), for adequate nutrition and weight gain. Tube feedings have been shown to drastically improve nutritional status in many CF patients. While there is no consistent guidance about when to take PERTs relative to the tube feeding, some patients take PERTs at bedtime and some opt to add enzymes directly to the g-tube feeding bag.  Enterically coated PERTs typically are administered orally to patients before bedtime, although the tube feedings will run overnight creating a mismatch between enzymedelivery to the small intestine at the same time the liquid food is present. With the withdrawal of Viokase, a non-enterically coated porcine PERT, from the market, there are now no convenient options for direct addition of PERT’s to the g-tube bag. Enterically coated products tend to clog the tube frequently and are difficult and inconvenient to use in the bag without restrictions on size of tubing or viscosity of feeding formula. The three enzyme drug substances in liprotamase are in dry powder form and do not require enteric coating, providing a promising option, particularly for those patients who add enzymes directly to the liquid food in the g-tube bag.

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

The following table shows our total research and development expenses for the three and nine months ended September 30, 2014 and September 30, 2013 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014		2013
Allocated costs:
Varespladib	$—	$69	$(375)	(1)	$318
Blisibimod	4,437	3,046	13,775		10,373
Unallocated costs	831	936	2,912		3,554
Total development	$5,268	$4,051	$16,312		$14,245

(1)	Includes refund of $0.4 million from a vendor for our VISTA-16 clinical study, which was terminated in March 2012.

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

       Accrued Clinical Expenses

We make estimates of our accrued clinical expenses as of each balance sheet date in our financial statements based on facts and circumstances known to us at that time. This process involves reviewing open contracts and purchase orders, communicating with our applicable personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of actual cost. The majority of our service providers invoice us at least monthly in arrears for services performed. We periodically confirm the accuracy of our estimates with the service providers and make adjustments if necessary. Examples of estimated accrued clinical expenses include:

•	service incurred by CROs in connection with clinical studies;

•	fees incurred by investigative sites and investigators in connection with clinical studies;

•	fees incurred by contract manufacturers in connection with the production of clinical study materials; and

•	fees incurred by vendors in connection with preclinical development activities.

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

Results of Operations

Comparison of the Three Months ended September 30, 2014 and 2013

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended September 30, 2014 and 2013 (in thousands, except percentages):
	Three months ended September 30,
	2014	2013	$ Change	% Change
Research and development expenses	$5,268	$4,051	$1,217	30%

        Research and development expenses increased by $1.2 million during the three months ended September 30, 2014 as compared to the same period in 2013.  The increase was mainly driven by higher laboratory and drug resupply expense as a result of continued enrollment progress in both our Phase 3 CHABLIS-SC1 and Phase 2/3 BRIGHT-SC studies.

          General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended September 30, 2014 and 2013 (in thousands, except percentages):

	Three months ended September 30,
	2014	2013	$ Change	% Change
General and administrative expense	$1,419	$1,470	$(51)	(3	) %

The change in general and administrative expenses during the three months ended September 30, 2014 was insignificant as compared to the same period in 2013.  Our general and administrative expenditures have remained relatively consistent since we shifted our focus to the development of blisibimod in 2012.

Other Income (Expense)

The following table summarizes our other income (expense) for the three months ended September 30, 2014 and 2013 (in thousands, except percentages):

	Three months ended September 30,
	2014	2013	$ Change	% Change
Other income (expense)	$(14)	$14	$(28)	(200	) %
Interest expense	(286)	(296)	10	(3	) %
Total other income (expense)	$(300)	$(282)	$(18)	6%

Total other expense, net remained consistent during the three months ended September 30, 2014 and 2013 as the key expense component, interest expense associated with the MidCap and Square 1 Bank loan arrangements, remained consistent since execution in April 2013.

Comparison of the Nine months ended September 30, 2014 and 2013

Research and Development Expenses

The following table summarizes our research and development expenses for the nine months ended September 30, 2014 and 2013 (in thousands, except percentages):

	Nine months ended September 30,
	2014	2013	$ Change	% Change
Research and development expenses	$16,312	$14,245	$2,067	15%

Research and development expenses increased during the nine months ended September 30, 2014 from the same period in 2013 primarily due to higher clinical development expense as a result of higher study subjects in our ongoing clinical trials with blisibimod as compared to the previous year.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the nine months ended September 30, 2014 and 2013 (in thousands, except percentages):

	Nine months ended September 30,
	2014	2013	$ Change	% Change
General and administrative expense	$4,849	$5,130	$(281)	(5	) %

              The change in general and administrative expenses during the nine months ended September 30, 2014 was insignificant as compared to the same period in 2013.  Our general and administrative expenditures have remained relatively consistent since we shifted our focus to the development of blisibimod in 2012.

Other Income (Expense)

The following table summarizes our other income (expense) for the nine months ended September 30, 2014 and 2013 (in thousands, except percentages):

	Nine months ended September 30,
	2014	2013	$ Change	% Change
Other income (expense)	$(93)	$33	$(126)	(382	) %
Interest expense	(905)	(2,322)	1,417	(61	) %
Total other income (expense)	$(998)	$(2,289)	$1,291	(56	) %

Total other expense, net decreased during the nine months ended September 30, 2014 from the same period in 2013 primarily due to the refinancing of our debt from Hercules Technology II, L.P. and Hercules Technology Growth Capital, Inc. (together, “Hercules”) to MidCap and Square 1 Bank in April 2013 which triggered full recognition of an end of term charge as well as unamortized debt issuance cost, in addition to a significantly reduced blended interest rate.

Liquidity and Capital Resources

To date, we have funded our operations primarily through private placements of preferred stock and common stock, convertible debt, debt financings and our initial public offering (“IPO”), raising aggregate net proceeds of approximately $335.7 million.  As of September 30, 2014, we had cash and cash equivalents of approximately $14.6 million.

Our principal liquidity requirements are primarily to meet our working capital needs, support ongoing business activities, research and development, and to meet our capital expenditure needs.

In January 2012, we filed a universal shelf registration statement with the U.S. Securities and Exchange Commission, or SEC, on Form S-3 (File No. 333-179043) for the proposed offering from time to time of up to $100.0 million of our securities, including common stock, preferred stock, debt securities and/or warrants. In July 2012, we issued 4,743,750 shares at $8.00 per share pursuant to the shelf registration, raising net proceeds of approximately $35.6 million.  In January 2013, we issued 7,575,757 shares at $5.28 per share pursuant to the shelf registration statement in an initial closing of a public offering, followed by 1,136,362 shares in a second closing in February 2013, raising net proceeds of approximately $42.7 million. In April 2013, we increased the amount of securities that may be issued under the registration statement by $3.2 million through the filing of a post-effective amendment pursuant to Rule 462(b) of the Securities Act.  On April 5, 2013, we entered into an equity purchase agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“LPC”), pursuant to which we have the right to sell to LPC up to an aggregate of $18.5 million in shares of our common stock.  Upon executing the agreement, LPC made an initial purchase of $2.0 million of common stock.  Subsequent to the initial purchase, we have sold approximately $2.1 million of common stock to LPC. As of September 30, 2014, approximately $14.4 million of common stock remained available to be sold under the Purchase Agreement.

In April 2013, we filed a universal shelf registration statement with the SEC on Form S-3 (File No. 333-187780) for the proposed offering from time to time of up to $100.0 million of our securities, including common stock, preferred stock, debt securities and/or warrants.  On November 15, 2013, we registered $25.0 million under the registration statement for an at-the-market equity program (“ATM”).  As of September 30, 2014, we sold $9.4 million of common stock pursuant to the ATM and $15.6 million remained available for future sale under this ATM.  As of September 30, 2014, $75.0 million remained available for future issuance under this shelf registration statement.

Cash Flows

Comparison of Nine months ended September 30, 2014 and 2013

Our cash flow from operations during the nine months ended September 30, 2014 and 2013 consists of the following (in thousands):
	Nine months ended September 30,
	2014	2013
Net cash used in operating activities	$(19,365)	$(26,215)
Net cash provided by (used in) investing activities	8,640	(5,184)
Net cash (used in) provided by financing activities	(661)	43,530
Effect of exchange rate on cash	—	(1)
Total	$(11,386)	$12,130

During the nine months ended September 30, 2014 and 2013, our operating activities used cash of $19.4 million and $26.2 million, respectively, primarily resulting from our net losses and changes in our working capital accounts adjusted for non-cash items including stock based compensation. The decrease in cash used in operating activities during the nine months ended September 30, 2014 as compared to 2013 was primarily due to reduced spending on clinical development activities as we continued to focus our development efforts on blisibimod.

During the nine months ended September 30, 2014, cash provided by investing activities was $8.6 million, which is due to a reduction in our restricted cash.  During the nine months ended September 30, 2013, cash used by investing activities was $5.2 million and consisted primarily of $4.8 million in proceeds from the maturities of short-term investments, offset by an increase of $10 million in restricted cash for the collateral of the Square 1 Bank debt.

During the nine months ended September 30, 2014, cash used in financing activities was $0.7 million and was driven by net proceeds of $10.1 million received from the sale of our common stock through our ATM and equity purchase agreement with LPC, offset by $10.8 million principal repayment against the Company’s notes payable owed to Square 1 Bank and MidCap.  During the nine months ended September 30, 2013, financing activities provided cash of $43.5 million which was primarily derived from proceeds received from our public offering of common stock in the first quarter of 2013 from which we raised net proceeds of $42.7 million; proceeds of $2.7 million from the issuance of shares to LPC pursuant to an equity purchase agreement executed in April 2013; and net proceeds of $19.8 million from refinancing the Hercules loan with new debt arrangements with MidCap and Square 1 Bank. Total raise was offset by principal repayment and end of term charge of $21.7 million made to Hercules as a result of paying off the Hercules notes payable.

Contractual Obligations and Commitments

We have lease obligations consisting of an operating lease for our operating facility that expires September 2017.

In April 2013, we entered into borrowing agreements with MidCap and Square 1 Bank for an aggregate of $20.0 million. We used the proceeds from the new loans to repay the outstanding balance owed to Hercules. On October 17, 2014, we repaid the outstanding principal of $5.7 million to MidCap in full and terminated the MidCap Credit Agreement as a result of the payoff.  Outstanding debt owed to Square 1 Bank was $1.4 million as of September 30, 2014.

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

As of September 30, 2014, we had cash and cash equivalents of $14.6 million.  On October 17, 2014, we repaid the outstanding principal of $5.7 million to MidCap using our available cash and terminated the MidCap Credit Agreement as a result of the payoff.  The termination of the of the Credit Agreement released all liens and security interests securing the debt, as well as affirmative and negative covenants including, among other things, a financial covenant that required us to maintain minimum levels of cash and cash equivalents in collateral accounts that were pledged to MidCap.  Our net operating cash increased as a result of the payoff due to the release of the financial covenant. As of the filing of this report, we believe our existing cash and access to an equity purchase agreement with Lincoln Park Capital and an ATM program will enable us to meet our obligations and sustain our operations through at least the next 12 months. However, we may require significant additional funds earlier than we currently expect to conduct additional or extended clinical studies and seek regulatory approval of our product candidates. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical studies.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. We are exposed to market risk related to fluctuations in interest rates, market prices and foreign currency exchange rates. However, since a majority of our investments are in highly liquid money market funds, we do not believe we are subject to any material market risk exposure. As of September 30, 2014, we did not have any material derivative financial instruments. The fair value of our cash and cash equivalents was $14.6 million as of September 30, 2014.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and principal accounting officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to that company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our chief executive officer and principal accounting officer concluded that our disclosure controls and procedures were not effective as of September 30, 2014 at the reasonable assurance level due to a material weakness that we identified as of December 31, 2013 that has not been fully remediated. The material weakness we identified relates to the lack of a process to timely and appropriately account for warrants that provided the holders with anti-dilution price protection.  The material weakness resulted in restatement of our consolidated financial statements for the years ended December 31, 2010, 2011 and 2012, respectively, and each of the quarterly periods from March 31, 2012 through September 30, 2012. Notwithstanding the existence of the material weakness, management has concluded that the condensed consolidated financial statements included in this report present fairly, in all material respects, our condensed consolidated financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

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

We began the implementation of the remediation activities in the second quarter of 2014.  As of September 30, 2014, we have not yet been able to remediate this material weakness but intend to fully remediate the weakness by the end of the current fiscal year. As we continue to evaluate and work to improve our internal control over financial reporting, we may determine to take additional measures to address the material weakness.

Changes in Internal Control over Financial Reporting

Other than the actions taken as described above under “Management's Remediation Activities,” there has been no change in the Company’s internal control over financial reporting that occurred during the third quarter 2014 that has materially affected, or is reasonably likely to affect materially, the Company’s internal control over financial reporting.

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

Our existing andfuture debt obligations could impair our liquidity and financial condition, and in the event we are unable to meet our debt obligations, the lenders could foreclose on our assets.

As a part of our financing strategy, we have and may enter into various credit facility agreements with lenders.  In connection with these credit facility agreements, our debt obligations to the lenders could:

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

We may be required to pledge substantially all of our assets to secure our obligations under  credit facility agreements in the future.  In the event that we were to fail to make any required payment under any credit facility agreement, or fail to comply with the covenants contained in the any credit agreement and other related agreements, we may be in default regarding that indebtedness.  A debt default would enable the lender to foreclose on the assets securing such debt and could significantly diminish the market value and marketability of our common stock and could result in the acceleration of the payment obligations under all or a portion of our consolidated indebtedness.

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

In December 2007, we entered into a license agreement with Amgen Inc., or Amgen, pursuant to which we obtained an exclusive worldwide license to certain technology and compounds relating to blisibimod. Pursuant to our license agreement with Amgen, we are required to make various milestone payments upon our achievement of certain development, regulatory and commercial objectives for any blisibimod formulation. We are required to pay up to $10.0 million upon achievement of certain pre-approval clinical development milestones and up to $23.0 million upon achievement of certain post-approval milestones. We are also required to make tiered quarterly royalty payments on net sales, which increase as a percentage from the high single digits to the low teens as net sales increase.

In July 2014, we entered into a license agreement with Eli Lilly, pursuant to which we obtained an exclusive worldwide license to certain technology and compounds relating to liprotamase.  Pursuant to our license agreement with Eli Lilly, we are required to make various milestone payments upon our achievement of certain regulatory and commercial objectives for any liprotamase formulation.  We are also required to make tiered royalty payments on net sales, which percentage increases from the high single digits to the mid-teens as net sales increase.

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

The market for inflammatory disease therapeutics is especially large and competitive.  For lupus, GlaxoSmithKline plc’s BAFF antagonist monoclonal antibody, Benlysta®, was approved by the U.S. FDA for treatment of lupus. Further, we are aware of companies with other products in development that are being tested for potential treatment of lupus: Bristol-Myers Squibb Company and Merck Serono S.A., whose dual BAFF/APRIL antagonist fusion protein, Atacicept, recently completed a Phase 2/3 clinical study for lupus; Immunomedics, Inc. and UCB S.A., who reported favorable results for their CD-22 antagonist humanized antibody, epratuzumab, in a Phase 2b clinical study in lupus, is now conducting two Phase 3 clinical studies.

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

We also own several U.S. and non-U.S. patents and patent applications relating to our terminated varespladib sodium/varespladib programs.  These patents and patent applications include both patents and patent applications originally filed by Anthera and patents assigned to Anthera by Eli Lilly or Shionogi & Co., Ltd. Our varespladib sodium/varespladib portfolio previously included a larger set of patents and patent applications relating to sPLA-2 inhibiting compounds and exclusively licensed from Eli Lilly and Shionogi & Co., Ltd.  In August 2012, we provided notice of termination to our collaborators to terminate the license agreement.  The license agreement was effectively terminated in November 2012.  Due to termination of the varespladib programs, we do not expect to incur further payments to our collaborators under the license agreement.

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

We are party to a license agreement with Amgen that provides exclusive and worldwide rights to develop and commercialize the novel BAFF inhibitor blisibimod, as well as non-exclusive rights to certain technology relating to peptibody compositions and formulations.  We are also a party to a license agreement with Eli Lilly and Company that provides exclusive and worldwide rights to develop and commercialize liprotamase, as well as non-exclusive rights to certain technology relating to liprotamase compositions and formulations.

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

Our executive officers, directors and greater than 5% stockholders, in the aggregate, own approximately 25.91% of our outstanding common stock. As a result, such persons, acting together, will have the ability to influence our management and affairs and substantially all matters submitted to our stockholders for approval, including the election and removal of directors and approval of any significant transaction. These persons will also have the ability to influence our management and business affairs. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.

Future sales of our common stock may cause our stock price to decline.

As of September 30, 2014, there were 22,849,223 shares of our common stock outstanding.  In addition, as of September 30, 2014, we had outstanding options, restricted stock units and warrants to purchase shares of our common stock of 2,721,678  that, if exercised or released, will result in these additional shares becoming available for sale. A large portion of these shares and outstanding equity awards are held by a small number of persons and investment funds. Sales by these stockholders or option holders of a substantial number of shares could significantly reduce the market price of our common stock. Moreover, certain holders of shares of common stock will have rights, subject to some conditions, to require us to file registration statements covering the shares they currently hold, or to include these shares in registration statements that we may file for ourselves or other stockholders.

We have registered or will register all common stock that we may issue under our 2013 Stock Option and Incentive Plan (the “2013 Plan”), our Amended and Restated 2010 Stock Option and Incentive Plan (the “2010 Plan”) and our Employee Stock Purchase Plan (the “ESPP”). As of September 30, 2014, an aggregate of 1,049,758 shares of our common stock had been reserved for future issuance under the 2013 Plan, plus any shares cancelled under our 2005 Equity Incentive Plan and 2010 Plan, and an aggregate of 110,123 shares had been reserved for future issuance under our ESPP. These shares can be freely sold in the public market upon issuance. If a large number of these shares are sold in the public market, the sales could reduce the trading price of our common stock.

In addition, we may sell shares of stock pursuant to an equity purchase agreement with LPC, pursuant to which we have the right to sell to LPC up to an aggregate of $18.5 million of our common stock, of which approximately $14.4 million remained available to be sold as of September 30, 2014.  We may also sell shares of stock pursuant to an ATM with Cowen under which we may from time to time offer and sell up to $25.0 million shares of our common stock, $15.6 million of which remained available to be sold as of September 30, 2014.  Finally, we maintain effective shelf registration statements on Form S-3 with the SEC for the issuance and sale from time to time of up to approximately $75.2 million of our equity and debt securities.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. GAAP. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013 and identified a material weakness related to our prior interpretation of Accounting Standard Codification 815 and our initial classification and subsequent accounting of warrants as either liabilities or equity instruments. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of December 31, 2013.  This material weakness resulted in a material misstatement of our liabilities, non-cash expense relating to the changes in fair value of common stock warrants and accumulated deficit accounts and related financial disclosures and the restatement of our accompanying consolidated financial statements as disclosed in our annual report on Form 10-K for the year ended December 31, 2013.  We began the implementation of the remediation activities in the second quarter of 2014.  As of September 30, 2014, we have not yet been able to remediate this material weakness. As we continue to evaluate and work to improve our internal control over financial reporting, we may determine to take additional measures to address the material weakness.

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

ANTHERA PHARMACEUTICALS, INC.

November 14, 2014	By:	/s/ Paul F. Truex
Paul F. Truex
President and Chief Executive Officer

November 14, 2014	By:	/s/ May Liu
May Liu
Senior Vice President, Finance and Administration
(Principal Accounting Officer)