Form 10-Q/A
period 2014-06-30
Anthera Pharmaceuticals Inc
filed 2014-12-12
CIK 1316175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

As of August 1, 2014, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 22,719,006.

EXPLANATORY NOTE

Anthera Pharmaceuticals, Inc. (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q (the “Original Report”) solely to re-file Exhibit 10.1 to the Original Report in response to comments from the Securities and Exchange Commission (the “SEC”) regarding a confidential treatment request submitted to the SEC with respect to Exhibit 10.1 of Item 6 of Part II of the Original Report, which is hereby amended to include a revised redacted version of Exhibit 10.1.

No other changes have been made to the Original Report. This Amendment No. 1 speaks as of the original filing date of the Original Report on Form 10-Q and does not reflect any events that occurred at a date subsequent to the filing of the Original Report or modify or update those disclosures therein in any way.  Accordingly, this Amendment No. 1 should be read in conjunction with the Company’s filings made with the SEC subsequent to the filing of the Original Report.

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

10.1*+	License Agreement between the Company and Eli Lilly and Company, dated as of July 11, 2014.

31.1**	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2**	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1**
Certification of Principal Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**
Certification of Principal Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS***	XBRL Instance Document.

101.SCH***	XBRL Taxonomy Extension Schema Document.

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

**	Previously filed with the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014.

***
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

ANTHERA PHARMACEUTICALS, INC.

December 12, 2014	By:	/s/ Paul F. Truex
Paul F. Truex
President and Chief Executive Officer

December 12, 2014	By:	/s/ May Liu
May Liu
Senior Vice President, Finance and Administration
(Principal Accounting Officer)