Form 10-K
period 2014-12-31
Anthera Pharmaceuticals Inc
filed 2015-03-16
CIK 1316175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period fromto
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
Indicateby check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐  No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2014 was approximately $76.1 million based upon the closing sales price of the registrant’s common stock as reported on the NASDAQ Global Market. Shares of common stock held by each executive officer and director and by each person who owns 10 percent or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

As of February 28, 2015, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 29,091,773.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the registrant’s 2015 Annual Meeting of Stockholders will be filed with the Securities and Exchange Commission within 120 days after the registrant’s fiscal year ended December 31, 2014 and are incorporated by reference in Part III of this report.

ANTHERA  PHARMACEUTICALS,  INC.

FORM 10-K FOR THE FISCAL YEAR ENDED

DECEMBER 31, 2014 INDEX

Unless the context otherwise requires, we use the terms “Anthera Pharmaceuticals,” “Anthera,” “we,” “us,” “the Company” and “our” in this Annual Report on Form 10-K refer to Anthera Pharmaceuticals, Inc. and its subsidiaries. We use various trademarks, service marks and trade names in our business, including without limitation “Anthera Pharmaceuticals” and “Anthera.” This report also contains trademarks, services marks and trade names of other businesses that are the property of their respective holders.

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

PART I

ITEM 1. BUSINESS

Overview

Anthera Pharmaceuticals, Inc. is a biopharmaceutical company focused on advancing the development and commercialization of innovative medicines that benefit patients with unmet medical needs. Our first Phase 3 product candidate, blisibimod, licensed from Amgen in December 2007, targets B-cell activating factor, or BAFF, which has been shown to be elevated in a variety of B-cell mediated autoimmune diseases, including systemic lupus erythematosus (“SLE”), or lupus, Immunoglobulin A nephropathy, or IgA nephropathy, lupus nephritis, and others. Our second Phase 3 product candidate, liprotamase, licensed from Eli Lilly & Co (“Eli Lilly”) in July 2014, is a novel non-porcine investigational Pancreatic Enzyme Replacement Therapy (“PERT”) intended for the treatment of patients with Exocrine Pancreatic Insufficiency (“EPI”), often seen in patients with cystic fibrosis and other conditions.

Figure 1. Summary of Product Portfolio

Our BAFF Antagonism Portfolio

BAFF, or B-cell Activating Factor, (also known as B lymphocyte stimulator or BLyS), is a member of a tumor necrosis family of natural human proteins and is critical to the development, maintenance and survival of multiple B-cell families as well as plasma cells – all of which are critical to the human immune response.  B-cells and plasma cells are a vital part of the human immune system, producing natural antibody responses to invading pathogens such as viruses, bacteria and other dangerous antigens.  Abnormally high elevations of BAFF, B-cells and plasma cells have been associated with several autoimmune diseases, including lupus and IgA nephropathy.  BAFF is primarily expressed by macrophages, monocytes and dendritic cells and interacts with three different receptors on B-cells and plasma cells including BAFF receptor, or BAFF-R, B-cell maturation antigen, or BCMA, and transmembrane activator and cyclophilin ligand interactor, or TACI. The potential role of BAFF inhibition and associated reductions in B-cell and plasma cell numbers in lupus and rheumatoid arthritis has been validated in multiple clinical studies with blisibimod and other BAFF antagonists.

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

The development program for blisibimod is focused on evaluating the efficacy and safety of blisibimod in patients with lupus, and IgA nephropathy for which we believe current treatments are either inadequate or non-existent. Our current plan includes continuing the ongoing CHABLIS-SC1 registration clinical study in patients with active lupus and the BRIGHT-SC phase 2/3 clinical study in patients with IgA nephropathy, and evaluating the potential of blisibimod in hematological diseases through clinical and nonclinical investigations. We have successfully manufactured blisibimod at launch-scale quantities.  The blisibimod product is designed for at-home, self-administration and is presented as a pre-filled syringe for subcutaneous administration.

Our Pancreatic Enzyme Replacement Therapy Portfolio

Liprotamase is a novel non-porcine PERT that contains three biotechnology-derived digestive enzymes: a lipase, a protease and an amylase. The lipase in liprotamase is more stable than the porcine derived lipase in the low pH environment of the stomach and therefore liprotamase does not have an enteric polymer coating, nor does it contain porcine proteins or purines that may be associated with a risk of viral transmission or allergic reaction to proteins of porcine origin. The individual enzyme components of liprotamase are formulated at a fixed ratio of lipase, protease, and amylase.  The liprotamase enzyme dose ratio was selected from preclinical efficacy studies conducted using a canine model of pancreatic insufficiency which demonstrated that the lipase enzyme in liprotamase was efficacious when administered at >500 units/kg per meal, and the protease doses >1000 units/kg per meal (Borowitz et al. 2006).  This finding is further supported by the similar efficacy observed between liprotamase and Creon in pigs with surgically-induced pancreatic insufficiency.

Pancreatic enzyme replacement therapy is currently the mainstay of treatment for nutrient malabsorption in patients with digestive enzyme deficiencies known as exocrine pancreatic insufficiency, or EPI. EPI occurs when diseases such as cystic fibrosis, or CF, and chronic pancreatitis impede or destroy the exocrine function of the pancreas. Orally delivered porcine PERTs have been available for many years for the treatment of EPI.  Unmet medical needs for the treatment of EPI remain. For example, as the porcine-derived proteins contained in the PERTs pass through the low pH environment of the stomach, enzyme activity rapidly diminishes and, as a consequence, large doses of porcine enzymes are often required. Since protease and lipase can become irreversibly inactivated in an acid environment, most products are provided as enteric-coated microbeads. Patient-to-patient variability in acidification of the intestine makes dissolution variable. Poor stability and variability in terms of potency and pharmaceutical properties have also been identified as important factors contributing to a poor response of some patients to PERTs.

Figure 2. Difference Between Liprotamase and Current PERT Treatments

Summary of Product Development Programs

Product Candidate	Study Name	Development Stage	Indication	Next Milestone(s)
Blisibimod	CHABLIS-SC1	Phase 3 (1)	Lupus	• Complete recruitment in mid-2015
Blisibimod	CHABLIS-SC2	Phase 3 (2)	Lupus	• Finalize study design and initiate regulatory submission process in the second half of 2015
Blisibimod	BRIGHT-SC	Phase 2/3 (1)	IgA Nephropathy	• Complete interim analysis in first half of 2015 • Complete recruitment in first half of 2016
Liprotamase	SOLUTION	Phase 3 (2)	EPI	• Initiate patient enrollment in the second half of 2015

(1)	ongoing
(2)	planned for initiation

Our Systemic Lupus Erythematosus (Lupus) Development Program

In the third quarter of 2012 at an End of Phase 2 meeting with the United States Food and Drug Administration, or FDA, we presented the results of the PEARL-SC study and our plans for Phase 3 registration studies in patients with active lupus. As a result of this meeting we initiated patient enrollment in the initial Phase 3 CHABLIS-SC1 study in March 2013.

CHABLIS-SC1 is a multicenter, randomized, double-blind, placebo-controlled study designed to evaluate the efficacy, safety, tolerability and immunogenicity of blisibimod in patients with seropositive, clinically-active lupus (SELENA-SLEDAI ≥ 10) who require corticosteroid therapy in addition to standard-of-care for treatment of their disease.  The study is currently enrolling in 12 countries across Asia, Eastern Europe and Latin America.  The study plans to randomize up to 400 patients to receive either 200mg of blisibimod or placebo in addition to their standard-of-care medication for 52 weeks.  We expect to complete enrollment in mid-2015 and receive topline data after the last enrolled patient completes 52 weeks of treatment in mid-2016.  The primary endpoint of the CHABLIS-SC1 will be clinical improvement in the SRI-6 response at 52 weeks. Key secondary outcomes from the study, including SRI-8, reduction in the number of lupus flares and steroid use, are intended to further differentiate blisibimod from currently available therapies. To date, enrolled patient demographics and disease characteristics for the CHABLIS-SC1 study are consistent with our goal to enroll patients with higher levels of lupus activity and positive biomarkers despite the stable use of corticosteroids. These characteristics were associated with improved outcomes in both our previous Phase 2 clinical study as well as in two large Phase 3 studies conducted with other BAFF-inhibitors, belimumab (Benlysta) and, more recently, tabalumab.

We believe the CHABLIS development program for blisibimod may offer a number of potential opportunities for differentiation versus the currently marketed BAFF antagonist and other novel B-cell directed therapies, including:

o	Clinical differentiation:

•	Potential for improved clinical response due to enriched patient selection;

•	A requirement that patients are receiving steroid therapy at time of randomization;

•	An improved clinical efficacy endpoint which requires a larger six-point reduction in the SELENA-SLEDAI;

•	Restricting background medications sooner and therefore demonstrating an earlier clinical benefit;

•	Potential to demonstrate reductions in lupus flares;

o	Patient convenience: A convenient, at-home, patient-administered subcutaneous product;

o	Mechanism of action: Blisibimod is able to inhibit the activity of both membrane-bound and soluble BAFF;

o	Potential labeling differentiation: A second study (CHABLIS-SC2) will also aim to enroll patients with stable renal disease (lupus nephritis);

o
Manufacturing and peptibody design: Blisibimod represents a novel molecular structure, which confers manufacturing benefits and lower cost of goods based on a bacterial fermentation manufacturing process and utilizes multiple binding sites to achieve highest reported affinity for inhibition of BAFF;

o	4 BAFF binding domains, compared to the typical 2 domains in a monoclonal antibody; and

o	1 picomolar affinity for BAFF, compared to the 120-350 picomolar reported for anti-BAFF monoclonal antibodies.

An independent Data Safety Monitoring Board (“DSMB”) meets regularly over the course of the study to assess patient safety. During these regular meetings, the DSMB reviews un-blinded safety data which include adverse events, suspected unexpected serious adverse reactions or SUSARs, deaths, laboratory data, and withdrawal data and compares trends between treatments.  After the most recent scheduled meeting in October 2014, the DSMB recommended continuing the CHABLIS-SC1 and BRIGHT-SC clinical studies.

In February 2015, an interim analysis of CHABLIS-SC1 was conducted by an independent un-blinded statistician, who evaluated at a pre-specified time point, the proportion of responders to the systemic lupus erythematous SRI-6 responder index, and recommended the study to continue to completion as planned.  This futility analysis was not intended to provide any rules for stopping for overwhelming efficacy, for a change in study sample size, or for an alteration of the study design.  Rather, the analysis suggests that the observed data conforms with the assumptions upon which the trial was designed.  The systemic lupus erythematosus response index is a recognized endpoint by the FDA for previously approved therapeutics.   Prior to the interim analysis and in response to input from our Scientific Advisory Board who evaluated the published clinical data from other recent lupus studies with BAFF inhibitors, we modified the primary endpoint of CHABLIS-SC1 from a comparison of the proportion of responders to the SRI-8 responder index to a comparison of the proportion of responders to the SRI-6 responder index (previously a secondary endpoint of the study).  The available data suggests an improved consistency of the SRI-6 endpoint across multiple trials.   Response rates to the SRI-8 responder index will remain a key secondary endpoint of the study.  In addition to serving as a registration study for a potential lupus indication, observations in this study are intended to be included in marketing applications for blisibimod in IgA nephropathy and other indications.

In the first quarter of 2014, we submitted the protocol to the FDA for our second lupus registration study, CHABLIS-SC2.  In light of the emerging publication of data from completed clinical trials with SLE, the study design of the CHABLIS-SC2 study is currently being refined with a panel of lupus clinical experts and we plan to finalize the design in the second half of 2015.  These two pivotal studies are anticipated to form the basis of submission for blisibimod as a treatment for active SLE that is not controlled by current-best-practice-standard-of-care, including corticosteroids

Our Immunoglobulin A Nephropathy Development Program

We are currently investigating blisibimod as a therapy for IgA nephropathy (also known as Berger’s disease). According to the National Organization of Rare Disease, IgA nephropathy, an orphan indication, is believed to affect approximately 130,000 people annually in the United States. In Asia, a similar prevalence to the United States would be estimated to affect over 500,000 people annually. In Asia, routine urinalyses are often performed for school children, and renal biopsies are performed for any patients with asymptomatic hematuria, thus raising the reported prevalence of the disease. According to the National Kidney and Urologic Diseases Information Clearinghouse, 25% of adults with IgA nephropathy eventually develop total kidney failure. IgA is a human antibody that helps the body fight infections. IgA nephropathy may occur when plasma B-cells express excessive amounts of abnormal IgA and subsequent immune complexes containing this immunogenic protein are deposited in the kidneys. These IgA deposits build up inside the small blood vessels of the kidney and as a result kidney glomeruli become inflamed and damaged, leading to leakage of blood and protein into urine. According to a recent publication in the New England Journal of Medicine (Wyatt & Julian, 2013), primary IgA nephropathy occurs at any age, most commonly with clinical onset in the second and third decades of life, and a large number of cases eventually progress to renal failure.

Figure 3. Progression to Renal Failure Amongst Patients with IgA Nephropathy

Figure 3 - Data for the cumulative renal survival rate observed from the time of renal biopsy until a diagnosis of end-stage renal disease in 1,012 patients with IgA nephropathy (Presented by Moriyama and colleagues at the American Society of Nephrology, 2013).

Similar to patients with other autoimmune diseases such as lupus, in IgA nephropathy, elevated levels of BAFF are associated with severity of disease activity. In patients with IgA nephropathy, levels of BAFF are significantly higher than in healthy patients. In IgA nephropathy, increased plasma B-cells express immunogenic IgA that forms immune complexes that deposit in renal tissue and lead to renal inflammation and damage that can progress to renal failure and end-stage renal disease. Significant reductions in plasma B-cells were observed in previous clinical studies of patients with lupus with another BAFF inhibitor antibody, belimumab. In our PEARL-SC Phase 2b study, significant reductions in total B-cells as well as significant improvements in proteinuria and increases in complement C3 were observed with blisibimod in lupus patients. We believe inhibition of BAFF may reduce proliferative B-cells and plasma B-cells, reduce serum levels of IgA and therefore reduce progressive renal damage in patients with IgA nephropathy.

Figure 4: Effect of Proteinuria on Renal Survival in IgA Nephropathy

The BRIGHT-SC study is a Phase 2/3 multicenter, randomized, double-blind, placebo-controlled study to evaluate the efficacy, safety, tolerability and immunogenicity of blisibimod in IgA nephropathy. We intend to enroll up to 200 patients with biopsy-proven IgA nephropathy who have proteinuria greater than one gram per 24 hours (1g/24hr) and are receiving standard of care medication including angiotensin converting enzyme inhibitors and angiotensin receptor blockers. We initiated our BRIGHT-SC study in the second quarter of 2013. Patients enrolled in the BRIGHT-SC study receive 300mg weekly blisibimod or placebo subcutaneously during the first 8 weeks of therapy, the induction phase, followed by a minimum of 24 weeks of 200mg weekly blisibimod or placebo, the maintenance phase. The BRIGHT-SC clinical study is currently recruiting patients primarily in Southeast Asia.  We intend to expand the study in the EU, North America and Latin America in 2015 with the goal to complete enrollment by the first half of 2016.  We plan to conduct an interim futility analysis in the first quarter of 2015 to determine the effect of blisibimod on proteinuria after a minimum of eight weeks of treatment.

In September 2013, we met with the FDA who agreed to consider accepting proteinuria as an endpoint for Subpart E approval for blisibimod in IgA nephropathy. In April 2014, we met with the Japan Pharmaceuticals and Medical Devices Agency (“PMDA”) to discuss our registration program for blisibimod in IgA nephropathy. In this meeting we gained the PMDA’s agreement on the acceptability of proteinuria as the primary efficacy endpoint to support marketing approval in Japan and have amended the BRIGHT-SC study to include the specific data requirements of the PMDA. In December 2014 we met with the European Medicines Agency (“EMA”) as part of the scientific advice process for blisibimod.  We reached an agreement with the EMA on the acceptability of proteinuria as the primary efficacy variable as well as the requirement for a single study to support a Conditional Marketing Authorization Application (“CMAA”) provided that confirmatory evidence from a second study, would be available post approval. The EMA also recommended the protocol to provide information on the required duration of treatment, duration of response and need for re-treatment. The BRIGHT SC protocol will be amended to reflect these recommendations from the EMA, along with other recommendations from the FDA and PMDA.

Our Liprotamase Development Program: a Novel Pancreatic Enzyme replacement Therapy (PERT)

Liprotamase is a novel PERT intended for the treatment of EPI.  The exocrine pancreas is responsible for synthesis and secretion of digestive enzymes, including lipase, protease, and amylase. EPI occurs when diseases such as cystic fibrosis (“CF”) and chronic pancreatitis (“CP”) impede or destroy the exocrine function of the pancreas. A reduction in, or absence of the normally secreted pancreatic digestive enzymes, causes lipids, proteins, and carbohydrates to enter the distal gastrointestinal (“GI”) tract in unabsorbable forms, leading to GI pain and distention, maldigestion, and steatorrhea. Without appropriate therapy, patients with EPI may experience malnutrition, poor growth or weight loss, reduced quality of life, and, in severe cases, increased morbidity and early death.

We believe liprotamase is potentially the first soluble, stable and non-porcine derived enzyme product to offer a novel solution to patients who are unable to maintain appropriate nutritional health with existing enzyme therapies. Liprotamase’s chemical characteristics, unlike currently available PERTs, make it ideal for powder formulation as either a capsule or sachet product, which can be conveniently co-administered with a small volume of water.

Upon completion of the development and manufacture of liprotamase in sachet formulation, we plan to initiate the SOLUTION study in the second half of 2015. SOLUTION is a Phase 3, randomized, open-label, assessor-blind, non-inferiority, active-comparator study evaluating the efficacy and safety of liprotamase in patients with cystic fibrosis-related exocrine pancreatic insufficiency. This pivotal study is intended to evaluate the non-inferiority of liprotamase compared with other commercially available PERT in a population enriched for PERT responders. We believe the SOLUTION study may offer a number of potential opportunities for differentiation versus the currently marketed PERTs, including:

•	solubility and reduced pill burden: liprotamase is a powder which can be easily dissolved into water, or swallowed as capsules;

•
patient convenience: a sachet formulation of liprotamase, as a water soluble product, may offer convenience and advantages to patients currently using capsules; for example, patients unwilling or unable to swallow large capsules or large quantities of capsules at every snack or meal would likely prefer a sachet formulation that replaces the capsule burden, which is especially true with young children who find large capsules intolerable;

•	potential to provide an option to patients and caregivers a non-porcine, non-enterically coated biotechnology-derived PERT; and

•
lower pill burden given a larger concentration of lipase per capsule: adult patients who may prefer liprotamase capsules will be able to take fewer capsules and smaller capsules in order to attain the same enzyme dosage.  The size of the capsule can be smaller than comparable procine-PERTs since a relatively high dose (lipase units) of non-enterically-coated liprotamase enzymes can be packed into small capsules compared to the large capsules necessary for the crude procine pancrease enterically-coated extract.

Market Opportunity

Blisibimod for the treatment of Systemic Lupus Erythematosus

Lupus is an autoimmune disorder that involves inflammation that causes swelling, pain and tissue damage throughout the body. Lupus can affect any part of the body, but especially the skin, heart, brain, lungs, joints and kidneys. The course of the disease is unpredictable, with periods of illness, called flares, alternating with remission. Although lupus may affect people of either sex, women are 10 times more likely to suffer from the disease than men, according to the Lupus Foundation of America.  According to the Alliance for Lupus Research, it is estimated that up to 1.5 million people have lupus in the United States. Lupus Europe estimates that one in 750 women suffers from lupus in Europe and that lupus is a worldwide disease more common in some races than others. It is estimated that approximately 10% of people with lupus are treated in the United States. These patients are further categorized into three disease categories ranging from mild, moderate, to severe. Based on the results from our PEARL-SC study, we believe patients in the moderate to severe disease categories, approximately 30,000 to 40,000 people, are likely to benefit most from treatment with blisibimod and this is the population we are enrolling in our Phase 3 CHABLIS-SC studies.

Patients with active lupus may have a broad range of symptoms related to an abnormally active immune response in one or more organs. In the brain, lupus may cause seizures and other neurologic abnormalities. In the heart, lupus may cause heart failure or sudden death. Lung inflammation in the lung may cause shortness of breath, pleurisy and chest pain. Lupus may also cause swollen joints, arthritis, muscle aches, proteinuria, severe rash, oral ulcers and alopecia.  In addition, patients with lupus nephritis may require kidney dialysis or eventual transplantation.

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

Blisibimod for the treatment of IgA Nephropathy

Immunoglobulin A (IgA) is a human antibody that plays a critical role in mucosal immunity, which is a portion of the immune system that provides protection to an organism’s various mucous membranes from invasion by infections. IgA nephropathy (also known as IgA nephritis or Berger's disease) is the most common form of primary glomerulonephritis (inflammation of the glomeruli of the kidney) throughout the world and a principal cause of end-stage renal disease. The prevalence of IgA nephropathy varies throughout the world, with the highest prevalence in Asia (Singapore, Japan and China), Australia, Finland and southern Europe (20 to 40% of all glomerulonephritis).  IgA nephropathy occurs when too much of this protein, especially aberrant and immunogenic forms of IgA, is deposited in the kidneys. These immunogenic IgA immune complexes deposit inside the small blood vessels of the kidney and, as a result kidney glomeruli become inflamed and damaged, leading to leakage of blood and protein into urine. The classic presentation (in 40-50% of the cases) of signs and symptoms in patients with IgA nephropathy is episodic frank hematuria which usually starts within a day or two of a non-specific upper respiratory tract infection or (less commonly) gastrointestinal or urinary infection. All of these infections have in common the activation of mucosal defenses and hence IgA antibody production.

According to the National Organization for Rare Diseases, primary IgA nephropathy occurs at any age, most commonly with clinical onset in the second and third decades of life and a large number of cases eventually progress to renal failure. Men are affected three times as often as women. There is also a striking geographic variation in the prevalence of IgA nephropathy throughout the world. In the United States, IgA nephropathy is considered an orphan disease as it is believed to affect approximately 130,000 people annually, although this number might prove to be higher with more robust screening. In Asia, routine urinalyses are performed for school children, and renal biopsies are performed for patients with asymptomatic hematuria and the reported prevalence of the disease is much higher. For example, in Japan, IgA nephropathy is estimated to affect over 350,000 people annually. According to the National Kidney and Urologic Diseases Information Clearinghouse, 25% of adults with IgA nephropathy eventually develop total kidney failure.

Sollpura (Liprotamase) for the treatment of Exocrine Pancreatic Insufficiency

According to IMS Health, EPI is a disease that affects an estimated 250,000 patients in the United States.  The most common causes of EPI are chronic pancreatitis and cystic fibrosis, the former a longstanding inflammation of the pancreas altering the organ's normal structure and function that can arise as a result of malnutrition, heredity, or (in the western world especially), behavior (alcohol use and smoking), and the latter a recessive hereditary disease most common in Europeans and Ashkenazi Jews where the molecular culprit is an altered, CFTR-encoded chloride channel. In children, another common cause is Shwachman-Bodian-Diamond syndrome, a rare autosomal recessive genetic disorder resulting from mutation in the SBDS gene.

Blisibimod Manufacturing Strategy

In December 2011, we completed the manufacturing site transfer from Amgen Inc., or Amgen, to our contract manufacturing organization (“CMO’), Fujifilm Diosynth Bioservices (“Fujifilm”). We also scaled up manufacturing from 300 liters up to 3,000 liters. Two batches of blisibimod produced under U.S. and EU good manufacturing procedures (“GMPs”), at the 3,000 liter scale passed all physical quality specifications and comparability assessments.

We have successfully manufactured blisibimod at launch scale volumes to support the CHABLIS-SC1 and BRIGHT-SC studies. We are currently evaluating an auto injector strategy for the product presentation.

Regulatory Strategy

Lupus

The Phase 3 program for blisibimod was presented to the European Medicines Agency (EMA, Scientific Advice) in the second quarter of 2012, to the FDA in the third quarter of 2012 (End-of-Phase 2 meeting) and to the FDA in a follow-up advice procedure in the third quarter of 2013 (Type C request to which the FDA provided written responses in lieu of a meeting). The Phase 3 CHABLIS-SC program incorporates feedback and advice obtained from both regulatory agencies. The Phase 3 studies (CHABLIS-SC1 and CHABLIS-SC2) are planned to be multicenter, placebo-controlled, randomized, double-blind studies intended to evaluate the efficacy, safety, tolerability and immunogenicity of blisibimod in patients with clinically active lupus (SELENA-SLEDAI > 10) who require corticosteroid therapy in addition to standard of care for treatment of their disease. The design of the second Phase 3 study, CHABLIS-SC2, will be based on input from clinical experts as well as evaluation from recently reported data with tabalumab. The study design is expected to be finalized in the second half of 2015.

IgA Nephropathy

An Investigational New Drug application, or IND, submitted to the Division of Cardiovascular and Renal Products of the FDA for the investigation of blisibimod in IgA nephropathy, is now in effect. The Phase 3 program for blisibimod in IgA nephropathy builds on the SLE program and the CHABLIS studies.  A single pivotal study (BRIGHT-SC) evaluating the change in proteinuria as a surrogate endpoint to support an accelerated (Subpart E) or Conditional Approval in US and EU, respectively, was presented to the FDA, EMA, and PDMA.  Each agency provided separate concurrence on the willingness to consider proteinuria as a surrogate endpoint, with varying points of view on the degree of change in proteinuria to predict a treatment effect, and the timing for completion of enrollment of the post marketing confirmatory study. The BRIGHT-SC protocol has been amended to best address the recommendations of the FDA, EMA and PDMA.

Liprotamase

In 2013, our licensor, Eli Lilly, gained agreement from the FDA on the design of a Phase 3 trial that would provide adequate evaluation of efficacy and safety of liprotamase to respond to the FDA’s 2011 complete response letter. The Phase 3 study (SOLUTION) is a randomized, open-label, assessor-blind, non-inferiority, active-comparator study intended to evaluate the non-inferiority of liprotamase compared with another commercially available PERT.  The SOUTION design also addresses the 2005 EMA protocol assistance comments, which were consistent with the FDA’s request for an active comparator trial.

Blisibimod Development History

To date, four randomized, placebo-controlled clinical studies have been conducted with blisibimod in patients with lupus: two Phase 1 dose-ranging studies in which a total of 104 patients were enrolled by our licensor, Amgen, a Phase 2b double-blind placebo-controlled dose-ranging clinical outcomes study in which 547 subjects were enrolled, and a Phase 2 Open-Label Extension study (OLE) which evaluated the long-term safety of blisibimod in subjects previously enrolled in the Phase 2b PEARL-SC study, both conducted by us.  As expected for a BAFF inhibitor, statistically significant reductions in total B-cells were observed in patients treated with blisibimod compared with placebo in all three of the placebo-controlled studies.

Phase 2b Study PEARL-SC Study in Patients with Lupus

Based on positive results among 104 lupus patients in Amgen’s Phase 1a and 1b clinical studies, we conducted the PEARL-SC study, a Phase 2b randomized, double- blind, placebo-controlled study to evaluate the efficacy and safety of various subcutaneous doses of blisibimod in patients with seropositive lupus and active disease defined as SELENA-SLEDAI >6 at enrollment, which ran from mid-2010 to April 2012. The study enrolled 547 patients in 11 countries at 72 clinical sites. All patients completed the PEARL-SC study when the final enrolled patient completed six months of therapy.

In June and July of 2012 we announced results from the Phase 2b PEARL-SC study, which we believe support the initiation of a differentiated Phase 3 registration plan utilizing a 200mg weekly dose of blisibimod in patients with active lupus, despite the concomitant use of corticosteroids.

The primary endpoint of the PEARL-SC study was a clinical improvement at the lupus responder index, or SRI-5, at week 24 for the pooled blisibimod dose groups versus placebo groups.  SRI-5 is defined as a five-point improvement in the SELENA-SLEDAI score, no new BILAG 1A or 2B scores, and no new increase in Physician’s Global Assessment of more than 0.3 points.  The primary endpoint of this study was not met due to the lack of efficacy in the two lowest dose groups.  However, the primary endpoint SRI-5 responder rates were numerically higher in subjects receiving blisibimod 200mg weekly (QW) compared with pooled placebo, from Week 16 (∆SRI 5 for blisibimod-placebo=8%, p= 0.14), through Week 24 (∆SRI 5=8.2%, p=0.15), reaching statistical significance at Week 20 (∆SRI 5=13.4%, p = 0.02). Treatment benefit was greater still when compared with the regimen-matched (QW) placebo. In pre-specified secondary analyses, benefit was observed at Week 24 with the 200mg QW group compared with matched placebo using modified SRI analyses in which responders attained SELENA-SLEDAI improvements of ≥7 or ≥8 (∆SRI 5 = 8.7%   p=0.23; ∆SRI-7 =16.3% p=0.003; ∆SRI-8 =17.4% p=0.001).  Blisibimod was also effective in a subgroup of patients with severe lupus with baseline SELENA- SLEDAI ≥10 and receiving corticosteroids at any dose (n=278) utilizing more stringent response thresholds (∆SRI-5=13.8%, p=0.18; ∆SRI-6=15.9%, p=0.12; ∆SRI-7=28.9%, p=0.002; ∆SRI- 8=31.1%, p<0.001, Figure 5 and Table 1).  Based on SELENA SLEDAI definitions, 76 subjects (13.9%) had renal involvement at baseline and 54 subjects had proteinuria equivalent ≥1g/24hr.  Compared with baseline, decreases in proteinuria were observed with blisibimod from Week 12 through Week 52 in the subgroup of subjects with proteinuria equivalent ≥1 g/24hr at enrollment (Figure 6). Similarly, decreases in proteinuria were observed in subjects with proteinuria equivalent ≥0.5 g/24hr through Week 44. Significantly greater reductions in proteinuria were also observed in a subgroup of subjects with active inflammation (i.e. low C3) and high anti-double-stranded DNA (anti-dsDNA).

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

Using a higher treatment threshold of an eight-point reduction in the SELENA-SLEDAI, or an SRI-8 endpoint, in this enhanced subgroup population, the 200mg blisibimod treatment group demonstrated a 15.6% treatment difference compared to pooled placebo (41.7% versus 26.1%, p≤0.05) and 31.1% treatment difference compare to regimen-matched placebo (41.7% versus 10.6%, p<0.001) at 24 weeks. In this “severe” subgroup, separation of clinical response was evident as early as Week 8 and numerical improvements relative to placebo were maintained beyond Week 24. This “severe” subgroup is the population that we believe will benefit most from treatment with blisibimod, and is the population we are enrolling in our Phase 3 CHABLIS-SC studies. Significant and early decreases in proteinuria were also observed with blisibimod as early as Week 8 in subjects with baseline proteinuria equivalent ≥1g/24 hrs. All doses of blisibimod demonstrated consistent serological response including reductions of B-cells, double-stranded-DNA antibodies and improvement in complement levels. Blisibimod was safe and well-tolerated at all dose levels with no meaningful imbalances in serious adverse events. In addition to publications in earlier abstracts at key international rheumatology conferences, the efficacy and safety data from the PEARL-SC study were published by Dr Richard Furie and colleagues (Ann Rheum Dis. 2014). Additional information and publications from the PEARL-SC study can be found at http://www.anthera.com/pipeline/clinical-studies/past-studies/pearl-sc.html  The information found on our website is not part of this or any other report we file or furnish with the SEC.

Figure 5.  Systemic Lupus Erythematosus Responder Index-6 (SRI-6) in Subjects with Baseline SELENA-SLEDAI ≥10 and Receiving Steroids

In Figure 5, an SRI-6 responder achieved all of the following: ≥6 point improvement in SELENA-SLEDAI, and no new BILAG 1A or 2B organ domain scores, and no worsening (<0.3 increase) in Physician’s Global Assessment. In a subgroup analysis of patients with severe lupus disease (SELENA–SLEDAI≥10 and receiving steroid at baseline, n=278), the percent of subjects achieving the SRI-5 was higher in subjects receiving the highest dose of blisibimod (200mg QW) compared with placebo. The graph shows data for blisibimod (200mg QW) and regimen matched placebo administered subcutaneously for 24 weeks (Furie et al., Ann Rheum Dis. 2014).

Table 1. The Proportion of Subjects with Severe Lupus Who Attained the Criteria for the SLE Responder Index at Week 24

	Pooled Placebo	200mg QW Placebo	200mg QW blisibimod	Real Difference versus Pooled Placebo	Real Difference versus 200mg QW Placebo
Total Study N	N=269	N=92	N=92
Subgroup N	N=138	N=47	N=48
SRI-5	47.1% N=65	40.4% N=19	54.2% N=26	+7.1% p=0.48	+13.8% p=0.18
SRI-5 + No Increase in Steroid Dose	43.5% N=60	38.3% N=18	52.1% N=25	+8.6% p=0.377	+13.8% p=0.18
SRI-6 (Primary Endpoint of the CHABLIS –SC Clinical Study)	46.4% N=64	38.3% N=18	54.2% N=26	+7.8% p=0.43	+15.9% p=0.12
SRI-7	28.3% N=39	12.8% N=6	41.7% N=20	+13.4% p=0.11	+28.9% p = 0.002
SRI-8	26.1% N=36	10.6% N=5	41.7% N=20	+15.6% p=0.05	+31.1% p < 0.001

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

In subjects with baseline urinary protein excretion equivalent to 1-6g/24hrs, treatment with blisibimod resulted in significantly greater reductions in proteinuria compared to placebo from Week 8 through Week 24. Furthermore, the observed treatment-related decreases in proteinuria resulted in near normalization of the proteinuria to ≤1g/24hrs in those subjects receiving blisibimod. The graph shows data from subgroups of patients defined by baseline proteinuria for blisibimod. Separately, data are shown for the subgroup of subjects with high inflammatory biomarker status at enrollment, defined by low C3 and high anti-dsDNA autoantibodies at baseline. Data are plotted for all pooled blisibimod dose levels as well as 200mg once-weekly and placebo administered subcutaneously for 24 weeks in the PEARL-SC trial. See data presented by Dr. Richard Furie at the European League Against Rheumatology Annual Conference, Madrid, Spain 2013 in Figure 6.

Figure 6. Effects of Blisibimod on Proteinuria in Subjects with SLE Enrolled in the PEARL-SC Study

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

The effects of blisibimod on patient-reported fatigue were evaluated in the PEARL-SC study using the Functional Assessment of Chronic Illness Therapy (FACIT)-Fatigue scale, and reported by Dr Michelle Petri at the American College of Rheumatology Annual Conference, Boston MA, 2014. Improvements in patient self-reported fatigue were observed amongst subjects randomized to blisibimod based on the FACIT-Fatigue scale (Figure 7), especially in the 200mg QW group (N=80) where favorable effects of blisibimod compared with placebo were observed as early as Week 8, and a mean 6.9-point improvement from baseline was reported at Week 24 compared to 4.4 with placebo (N=229).  These effects meet the criteria for minimal clinically-important improvement difference of 5.9 defined by Goligher and colleagues (2008) for patients with SLE.

Figure 7.  Effects of Blisibimod on Patient-Reported Fatigue in the PEARL-SC Study in Subjects with Lupus

Open-Label Extension Study in Patients Enrolled in PEARL-SC Study (“OLE”)

In order to evaluate longer-term safety of blisibimod, patients with lupus who completed the PEARL-SC study were able to participate in an OLE study in which they were treated with an active drug (blisibimod). The OLE study was opened in Q2 2012 and closed in Q2 2013 after subjects had completed a minimum of one year of continuous therapy with blisibimod. Interim data from the combined PEARL-SC and OLE studies were presented at the 2013 Annual Scientific Meeting of the American College of Rheumatology and Association of Rheumatology Health Professionals (ACR/ARHP). In addition, a case report was published summarizing observations in a patient who was randomized to placebo in the PEARL-SC study then experienced a rapid improvement in serum cryoglobulins upon initiation of blisibimod therapy in the OLE study (Golima et al., Rheumatology, 2013).

The emerging data for the OLE study corroborate the effects of 24-week therapy with blisibimod observed in the PEARL-SC study. Specifically, the improvements in proteinuria observed in the subgroup of patients with abnormal proteinuria at enrollment (Figure 8), were maintained over 52 weeks of continuous blisibimod therapy.  In addition, the effects observed with blisibimod on peripheral B-cells, anti-dsDNA autoantibodies, and complement C3 and C4 and immunoglobulins IgG and IgM observed over 24 weeks of dosing in the PEARL-SC study were found to be durable over 52 weeks of therapy through the OLE study (Figures 8 and 9). Blisibimod was safe and well-tolerated at all dose levels through the PEARL-SC and OLE studies, with no associated increase in risk of severe infection (Table 2).

Table 2. Adverse Events and Serious Adverse Events Reported in the Phase 2 Placebo-controlled and OLE trials with Blisibimod in Patients with Lupus

PEARL-SC		Open-Label
Placebo	Blisibimod	Blisibimod
N=266	N=280	N=380
Overview (% incidence )
AEs	85	82.5	81.3
Serious AEs	15.8	11.1	10.8
AEs Related to Study Drug	37.2	40	33.9
AEs Leading to Withdrawal	7.9	5.7	5.0
AEs Leading to Death	1.1	1.4	0
Severe Infection AEs	1.1	1.4	1.6
Severe Injection Site Reactions	0	0	0
Serious Adverse Events Occurring in >1 Subject, n(%)
Herpes zoster	2 (0.8)	2 (0.7)	1(0.3)
Pneumonia	4 (1.5)	3 (1.1)	1 (0.3)
Urinary tract infections	2 (0.8)	2 (0.7)	0
SLE	3 (1.1)	2 (0.7)	0
Deep vein thrombosis	2 (0.8)	3 (1.1)	0
Cellulitis	0	0	4 (1.1)
Intervertebral disc protrusion	0	0	2 (0.5)
Abortion spontaneous	0	0	4 (1.1)
Nephrolithiasis	0	0	2 (0.5)

The data from the Phase 2 program with blisibimod support the ongoing exploration of blisibimod’s efficacy and safety in the Phase 3 study in patients with lupus (CHABLIS-SC1) as well as the Phase 2 study in patients with IgA nephropathy (BRIGHT-SC1). Additional information for the OLE clinical studies can be found at http://www.anthera.com/pipeline/clinical-studies/past-studies/open-label-extension-study.html. The information found on our website is not part of this or any other report we file or furnish with the SEC.

According to data presented by Dr. Richard Furie at the American College of Rheumatology Annual Conference, San Diego 2013, in Figure 11, the significant improvements in proteinuria in patients with lupus randomized to blisibimod compared with placebo observed in the PEARL-SC study were found to be durable through their continuing exposure to blisibimod in the OLE study. The graph shows data for blisibimod (all pooled dose levels as well as 200mg once-weekly) and placebo administered subcutaneously for 24 weeks in the PEARL-SC trial, and interim data for subjects who continued to receive blisibimod through the OLE trial are presented through Week 52.

Figure 8.  Durable Effects of Blisibimod on Proteinuria in the PEARL-SC and OLE Studies in Subjects with Lupus

According to data presented by Dr. Richard Furie at the American College of Rheumatology Annual Conference, San Diego 2013 in Figure 9, with its mechanism of BAFF inhibition, blisibimod treatment was associated with significant reductions in the numbers of total B-cells, anti-dsDNA antibodies, as well as significant increases in complement components C3 and C4. The graphs shows data for blisibimod (all pooled dose levels as well as 200mg once-weekly) and placebo administered subcutaneously for 24 weeks in the PEARL-SC trial, and interim data for subjects who continued to receive blisibimod through the OLE trial are presented through Week 52.

Figure 9. Effects of Blisibimod on Lupus Biomakers in the Phase 2 PEARL-SC and Open-Label Extension Trials

According to data presented by Dr. Richard Furie at the American College of Rheumatology Annual Conference, San Diego 2013 in Figure 10, significant reductions in immunoglobulins IgG and IgM were observed with blisibimod compared with placebo during the placebo-controlled PEARL-SC study. These effects were found to be durable in subjects who continued to receive blisibimod through the OLE study. The effects on immunoglobulins were not associated with infection risk, nor were alterations in white blood cells, monocytes, or neutrophils associated with blisibimod. The graphs show data for blisibimod (all pooled dose levels as well as 200mg once- weekly) and placebo administered subcutaneously for 24 weeks in the PEARL-SC study, and interim data for subjects who continued to receive blisibimod through the OLE trial are presented through Week 52.

Figure 10. Effects of Blisibimod on Serum Immunoglobulins

Historical Clinical Studies By Licensor - Blisibimod

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

Historical Clinical Studies By Licensor - Liprotamase

Liprotamase was studied from 2002 to 2009 in seven clinical trials, in which a total of 492 unique subjects received at least 1 dose of liprotamase.  Three Phase 1 trials were conducted, 1 in healthy volunteers and 2 in subjects with EPI due to CF.  Two short-term trials, the Phase 2 Study TC 2A, and the Phase 3 Study 726 evaluated the efficacy of liprotamase in subjects ≥7 years of age with EPI due to CF.  Two long-term Phase 3 safety and tolerability trials were also conducted:  Study 767 in subjects with EPI due to CF and Study 810 in subjects with EPI due to CP/pancreatectomy.  Completed clinical trials demonstrated that dietary fat and nitrogen (protein) absorption are significantly increased in patients with cystic fibrosis and EPI who received liprotamase. In 2013, Eli Lilly gained agreement from the FDA on the design of a pivotal trial that would provide adequate evaluation of efficacy and safety.

The dose-ranging Phase 1 study TC-1B evaluated five dose levels across a 50-fold range, from 100-to-5000 units (U) per kg per meal in CF-EPI subjects. In this study, greater improvements in nutrients absorption, as measured using the percent change from baseline in the coefficient of fat absorption (CFA) and coefficient of nitrogen absorption (CNA), were observed at doses of 500 U per kg per meal and higher.

Study TC-2A, a Phase 2, randomized, double-blind, parallel group, dose-finding trial, was conducted in 125 pediatric and adult subjects with CF-related EPI who were treated with liprotamase in one of three dosing regimens containing 6,500 U, 32,500 U, and 130,000 U lipase administered per meal or snack. Observed mean CFAs at the end of study were 56.2%, 67.0%, and 69.7% in the 6,500, 32,500, and 130,000 U dose groups, respectively (one-way ANOVA p = 0.0032) with significant improvements in mean changes from baseline (one-way ANOVA p = 0.0005). Pairwise comparison of the CFA values showed that statistically greater improvements were observed at the higher doses of liprotamase compared with the lowest dose of 6,500 U (Figure 14). Similar improvements in the CNA, were observed with liprotamase at the two highest dose levels.

Figure 11:  Mean Change from Baseline CFA (ITT) in the Phase II TC-2A Study

Study 726, a Phase 3, placebo-controlled, parallel design, multinational clinical, evaluated the effects of a single capsule of liprotamase (containing 32,500 U lipase, with protease and amylase in fixed ratios) or placebo administered with every meal or snack on severe EPI defined as baseline CFA < 40% in the absence of PERT. There was a protocol-specified dose increase to two capsules per meal and one capsule per snack allowed in cases of involuntary weight loss, steatorrhea, or lack of weight gain. Amongst the 138 subjects enrolled in this study, treatment with liprotamase resulted in a statistically significant improvement in the change from baseline in the CFA of 21.2% with liprotamase compared with 6.0% with placebo (p = 0.0011, Figure 15).

Figure 12: Mean Change from Baseline CFA in Study 726

Two long-term studies were conducted to evaluate the safety and effects on nutritional status of liprotamase. Study 810 evaluated adult subjects with EPI due to CP or after pancreatectomy. Amongst the 214 subjects who were treated, an average dose of 5.5 capsules (containing 32,500 U lipase, with protease and amylase in fixed ratios) of liprotamase per day maintained nutritional status as assessed by serial measurement of height and weight, including age-appropriate growth and weight gain in children. Mean BMI z-scores for subjects in Study 767 were maintained over time on study (mean BMI z-score at baseline, Months 3, 6, and 12 were -0.503,-0.637, -0.688, and -0.655, respectively).

Research and Development

Since our inception in 2004, we have focused primarily on developing our product candidates, blisibimod, liprotamase, varespladib and varespladib sodium.  The two latter product candidates were terminated in March 2012.  We currently focus our development efforts on blisibimod, which is being developed for autoimmune disease, including lupus and IgA nephropathy, and liprotamase, as an enzyme replacement therapy for EPI.  In the years ended December 31, 2014, 2013 and 2012, we incurred $21.8 million, $21.7 million and $49.2 million, respectively, of research and development expense.

Our Strategy

In December 2014, we entered in an exclusive license agreement with Zenyaku Kogyo Co., Ltd (“Zenyaku”) for the development and commercialization of blisibimod in Japan and potentially other countries throughout Asia (“the Zenyaku Agreement”).  We retain full development and commercialization rights of blisibimod for all other global territories including North America and the European Union and we are actively pursuing partnerships with pharmaceutical and biotech companies to develop and commercialize blisibimod in these territories.

Our objective is to develop and commercialize our product candidates to treat serious diseases associated with inflammation, including autoimmune diseases and enzyme replacement therapies. To achieve these objectives, we intend to initially focus on the following activities.

Advancing Clinical Development of Blisibimod and Liprotamase

We are advancing the development of blisibimod to evaluate the broad potential clinical utility of BAFF antagonism. We have completed a Phase 2b clinical study with blisibimod in patients with lupus and plan to continue the advancement of blisibimod in our ongoing Phase 3 registration program in lupus and development in IgA nephropathy in 2015. We intend to initiate the development of liprotamase in a Phase 3 registration program in the second half of 2015 in patients with cystic fibrosis-related Exocrine Pancreatic Insufficiency.  We may opportunistically enter into collaborations with third parties for development of blisibimod in lupus or for the development of liprotamase, including securing corporate partners whose capabilities complement ours.

Developing Commercial Strategies Designed to Maximize Our Product Candidates’ Market Potential

Our product candidates are focused on highly-specialized physician segments, such as rheumatologists, nephrologists and cystic fibrosis specialists. We believe that we can build a small, focused sales force capable of marketing our products effectively in acute care and orphan indications. In other chronic indications, we intend to seek commercial collaborations with companies that have a large, dedicated sales force focused on general practitioners and we plan to seek commercialization partners for products in non- specialty and international markets.

Competition

Our industry is highly competitive and subject to rapid and significant technological change. Our potential competitors include large pharmaceutical and biotechnology companies, specialty pharmaceutical and generic drug companies, academic institutions, government agencies and research institution.  Our primary competitors are described in further detail below, under “Approved Categories of Drugs” and “B-Cell Targeting Drugs Under Late-Stage Clinical Development”. We believe that key competitive factors that will affect the development and commercial success of our product candidates are efficacy, safety and tolerability profile, reliability, convenience of dosing, price and reimbursement.

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

Emerging data from 2 large Phase 3 trials with the BAFF-targeted monocloncal antibody, tabalumab, were presented by Professor David Isenberg at the American College of Rheumatology Annual Conference, Boston, MA, November 2014.  These data demonstrate that targeting BAFF remains an effective strategy for improving chronic disease activity in SLE. Several other agents under development target other B-cell related pathways or other inflammatory mechanisms for the treatment of lupus. These product candidates include atacicept, or TACI-Ig, from ZymoGenetics Inc. and epratuzumab from Immunomedics, Inc. Other pathways targeting both B-cell and non-B-cell mechanisms are in earlier-phase clinical trials, such as Lupuzor from ImmuPharma plc; anti-inhibitors of interferon (IFN) alpha, sifalimumab, MEDI-545 and rontalizumab; the anti-IFN gamma antibody AMG 811; toll-like receptor inhibitors; the anti-interleukin 6 antibodies sirukumab and PF-04236921; the phosphodiesterase 4 inhibitor CC-10004; the anti-CD74 monocloncal antibody milatuzumab; and inhibition of B7 related protein (B7RP-1) pathway with AMG 557. We believe that blisibimod may offer potential differentiation from these agents, including demonstrated dosing flexibility with both subcutaneous and intravenous delivery; selective modulation and reduction of relevant B-cell types in lupus patients; the ability to inhibit the activity of both membrane-bound and soluble BAFF; the use of a bacterial expression platform which is expected to translate to lower manufacturing costs compared with therapeutic antibodies; and distinct patent protection based on a novel and proprietary technology developed and commercialized by Amgen.

Exocrine Pancreatic Insufficiency

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

B-Cell Targeting Drugs Approved or Under Late-Stage Clinical Development in lupus (other than blisibimod)

Compound	Stage	Company	Indications	Notes
Benlysta®	Approved	GlaxoSmithKline plc	Lupus (approved),	• Monoclonal antibody against soluble BAFF
(intravenous and	Phase 2/3		Lupus Nephritis,	• Positive results reported in two Phase 3 clinical
subcutaneous)			Myasthenia	studies
			Gravis,	• Phase 3 trials in lupus (evaluating subcutaneous
			Idiopathic	administration) and lupus nephritis ongoing
			Membranous	• Phase 2 open-label trial in membranous
			Nephropathy	nephropathy ongoing
Vasculitis,
Pediatric Lupus
Epratuzumab	Phase 3	Immunomedics, Inc./UCB S.A.	Lupus,	• Humanized antibody against CD-22, an agent that
(intravenous)			Non-Hodgkin’s	specifically targets B-cells and leads to decrease
			Lymphoma	activity of peripheral B-cells
			Acute	• Improvements in disease activity reported in
			Lymphoblastic	placebo-controlled as well as longer-term OLE
			Leukemia	studies
• Phase 3 clinical studies in severe lupus ongoing

Atacicept	Phase 2	ZymoGenetics Inc./Merck Serono S.A.	Lupus	• Decreased incidence of lupus flares in patients
(intravenous and	Phase 3			with severe lupus reported from Phase 2/3 trial
subcutaneous)

PERT Drugs Approved or Under Late-Stage Clinical Development (other than liprotamase)

Compound	Stage	Company	Indications	Notes
Creon	Approved	Abbvie	EPI, CF and other	• Porcine, enteric coated
Zenpep	Approved	Actavis	EPI, CF and other	• Porcine, enteric coated
Ultrase	Approved	Actavis	EPI, CF and other	• Porcine, enteric coated
Pancreaze	Approved	Janssen/J&J	EPI, CF and other	• Porcine, enteric coated
Pertzye	Approved	Digestive care, Inc.	EPI, CF and other	• Porcine, enteric coated
Viokase	Approved	Actavis	EPI, chronic pancreatitis or pancreatectomy only	• Porcine, non-enteric coated • In combination with proton pump inhibitor
Burlulipase	Phase 2	Nordmark Arzneimittel GmbH & Co. KG	EPI, CF	• Phase 2 completed Aug 2014
MS1819	Phase1/2a complete	Azzurx	EPI, CF and other	• Lipase only

Intellectual  Property

Our policy is to pursue, maintain and defend patent rights, developed internally and licensed from third parties, to protect the technology, inventions and improvements that are commercially important to the development of our business. We also rely on trade secrets that may be important to the development of our business.

Our success will depend significantly on our ability to:

•	obtain and maintain patent and other proprietary protection for the technology, inventions and improvements we consider important to our business;

•	defend our patents;

•	preserve the confidentiality of our trade secrets; and

•	operate our business without infringing the patents and proprietary rights of third parties.

Blisibimod

As of the date of this report, our blisibimod patent portfolio includes:

•	Three issued U.S. patents;

•	One pending U.S. non-provisional patent application;

•
Three issued European (EP) patents, each validated in one or more of Albania, Austria, Belgium, Cyprus, Denmark, Finland, France, Germany, Greece, Ireland, Italy, Latvia, Liechtenstein, Lithuania, Luxembourg, Monaco, the Netherlands, Portugal, Romania, Slovenia, Spain, Sweden, Switzerland, Turkey and the United Kingdom;

•	One pending EP patent application;

•
23 issued non-EP foreign patents in Australia, Bulgaria, Canada, China, the Czech Republic, Estonia, Eurasia (validated in all nine Eurasian countries), Hong Kong, Hungary, Israel, Japan, Mexico, New Zealand, Norway, the Philippines, Poland, Serbia, Singapore, Slovakia, South Korea and South Africa; and

•	Three pending non-EP foreign patent applications in Brazil, Mexico, and Poland.

We hold exclusive worldwide licenses from Amgen to all of these patents and patent applications. In addition, we hold a non-exclusive worldwide license to one pending U.S. non-provisional patent application, one EP patent, one pending EP patent application, and over 50 non-EP foreign patents and pending patent applications relating to general peptibody compositions and formulations.

The exclusively licensed U.S. patents are currently scheduled to expire in May 2022, March 2023 and November 2023. Depending upon the timing, duration and specifics of FDA approval of blisibimod, one of these U.S. patents (or another patent issuing from a related patent application) is expected to be eligible for a patent term restoration of up to five years under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch-Waxman Act. See “—Regulatory Matters— Patent Term Restoration and Marketing Exclusivity.” This could extend the expiration date of the U.S. Patent to as late as May 2027, March 2028 or November 2028, depending on which patent the term restoration is applied to. We intend to pursue pediatric exclusivity as well, which could add an additional six months to the patent term. The exclusively licensed EP patents are currently scheduled to expire in May 2022. One of these patents is expected to be eligible for a Supplementary Protection Certificate of up to five years, which could extend the expiration date to May 2027.

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

Liprotamase

As of the date of this report, our liprotomase portfolio is made up of exclusively licensed patents and patent applications from Eli Lilly, including:

•	Two issued U.S. patents;

•
Three issued European (EP) patents, each validated in one or more of Austria, Belgium, Bulgaria, Cyprus, Czech Republic, Denmark, Estonia, Finland, France, Germany, Great Britain, Greece, Hungary, Iceland, Ireland, Italy, Latvia, Lithuania, Luxembourg, Monaco, Netherlands, Poland, Portugal, Romania, Slovakia, Slovenia, Spain, Sweden, Switzerland and Turkey;

•	One pending EP patent application;

•	15 issued non-EP foreign patents in Australia, Brazil, Canada, China, Hong Kong, India, Israel, Japan, Mexico, Russia, South Korea and Ukraine; and

•	One pending non-EP foreign patent application.

We hold exclusive worldwide licenses from Eli Lilly to all of these patents and patent applications.  The exclusively licensed U.S. patents are currently scheduled to expire in March 2025 and July 2028.  Depending upon the timing, duration and specifics of FDA approval of liprotamase, the latter of these U.S. patents may be eligible for a patent term restoration of up to five years under Hatch-Waxman Act. See “—Regulatory Matters— Patent Term Restoration and Marketing Exclusivity.” This could extend the expiration date of this U.S. Patent to as late as July 2033, depending on which patent the term restoration is applied to. We intend to pursue pediatric exclusivity as well, which could add an additional six months to the patent term. Two of the exclusively licensed EP patents are currently scheduled to expire in February 2021 and October 2025. One of these two patents may be eligible for a Supplementary Protection Certificate of up to five years, which could extend the expiration date to February 2026 or October 2030.

Current License Agreements

Amgen

In December 2007, we entered into a license agreement with Amgen, which was amended in October 2009 and November 2014 (as amended, the “Amgen Agreement”), pursuant to which we obtained an exclusive worldwide license to certain technology and compounds relating to blisibimod, as well as a non-exclusive worldwide license to technology relating to certain peptibody compositions of matter and formulations.

Under the Amgen Agreement, we obtained exclusive rights under the licensed patents and know-how to research, develop, make, have made, use, sell, offer for sale and import pharmaceutical products containing blisibimod, as well as the right to grant sublicenses. The licensed patents included a specific set of previously filed U.S. and foreign patents and applications, as well as any applications filed after the execution date by Amgen and covering licensed know-how. During the period of the agreement, we are responsible for the filing, prosecution, defense and maintenance of all exclusively licensed blisibimod patents and applications. Amgen retains the right to review all documents relating to said filing, prosecution, defense and maintenance, and we are required to incorporate all reasonable comments or suggestions that Amgen makes with regard to these documents.

During the seven-year period after execution of the agreement, Amgen is prohibited from clinically developing or commercializing any BAFF peptibody. Similarly, we are prohibited during the term of the agreement from clinically developing or commercializing any molecule other than blisibimod that modulates BAFF as the primary intended therapeutic mechanism of action.

Pursuant to the terms of the Amgen Agreement, we have paid $6.0 million in license fees to Amgen for blisibimod. In addition, we are required to make various milestone payments upon the achievement of certain development, regulatory and commercial objectives, including payment upon commencement of the first Phase 3 clinical study for any blisibimod formulation in the United States, European Union or Japan. We are also required to pay up to $10.0 million upon achievement of certain pre-approval clinical development milestones and up to $23.0 million upon achievement of certain post-approval milestones. Furthermore, we are required to make tiered quarterly royalty payments on net sales, which increase as a percentage from the high single digits to the low double digits as net sales increase. Our royalty payment obligations for a particular product in a particular country begin on the date of the first commercial sale of the licensed product in that country, and end upon the later of 10 years from the date of first commercial sale in that country or the expiration date of the last valid claim of a licensed patent that covers the manufacture, use or sale, offer to sell or import of the product.

The Amgen Agreement will remain in effect until we elect to terminate, or until termination for material breach by either party or insolvency on our part. Under these terms, Amgen can terminate the agreement if we fail to meet our obligations, resulting in a loss of our exclusive rights to the licensed technology.

In connection with the collaborative arrangement with Zenyaku, we amended the Amgen Agreement in November 2014 to (i) adjust certain royalty and milestone payment obligations payable to Amgen in light of our collaboration with Zenyaku and (ii) provide that the sublicense granted by us to Zenyaku shall survive the termination of the Amgen Agreement.  Under this amendment, we also agreed to grant Amgen that number of shares of our common stock equal $1,000,000 divided by the volume weighted average price of our common stock for 20 trading days prior to issuance.  We issued 420,751 shares of common stock to Amgen at $2.3767 per share on January 28, 2015 pursuant to a subscription agreement with Amgen, with the consideration paid by Amgen in the form of a waiver of a fee otherwise payable to Amgen under the Amgen Agreement.

Eli Lilly and Company

On July 11, 2014, we entered into a worldwide, exclusive license agreement with Eli Lilly (the “Lilly Agreement”), to develop and commercialize liprotamase, a Phase 3 novel investigational PERT for the treatment of patients with EPI, often seen in patients with cystic fibrosis and other conditions. Under the terms of the Lilly Agreement, we were not required to make any up-front payment but we are obligated to make milestone payments of up to $33.5 million for capsule products and $9.5 million for reformulated products upon the achievement of certain regulatory and commercial sales milestones, none of which have been achieved as of December 31, 2014.  In addition, after sales of the licensed products exceed an aggregate of $100.0 million in the United States, we are obligated to pay tiered royalties on future net sales of products, ranging from the single digits to the mid-teens for products that are developed and approved as defined in the Lilly Agreement. Our royalty obligations as to a particular licensed product will be payable, on a licensed product-by-licensed product basis, for the longer of (a) the date of expiration of the last to expire valid claim within the licensed patents that covers the manufacture, use or sale, offer to sell, or import of such licensed product by us or a sublicense in such country, or (b) 12 years after the first commercial sale of the applicable licensed product in the applicable country.

Zenyaku Kogyo Co., Ltd.

On December 11, 2014, we entered into the Zenyaku Agreement with Zenyaku, pursuant to which we granted Zenyaku an exclusive license to certain patent rights, know-how and other intellectual property relating to blisibimod.

Under the agreement, Zenyaku obtained exclusive rights to develop, use, sell, have sold, offer for sale and import blisibimod and any related products containing any of blisibimod’s binding domains, including but not limited to any pegylated (or otherwise chemically modified) blisibimod in Japan. Zenyaku also obtained certain rights to grant sublicenses and an option to expand the territory of the license to include China (including Hong Kong), Singapore, Taiwan, Philippines, Thailand, Malaysia, Vietnam, Indonesia and South Korea. The licensed patent rights include all patents controlled by us or our affiliates relating to blisibimod, including those licensed to us under the Amgen Agreement. We retained the right to practice and grant licenses relating to blisibimod technology in all areas outside of the licensed territory, to manufacture and have manufactured compounds and products relating to blisibimod anywhere in the world and to conduct or have conducted clinical trials and other studies of compounds and products relating to blisibimod anywhere in the world. The development activities of both us and Zenyaku are overseen by a joint development committee.

Under the terms of the Zenyaku Agreement, Zenyaku assumed sole responsibility for the sale, marketing, promotion and commercialization of products relating to blisibimod in the licensed territory, and is obligated to use commercially reasonable efforts to market, promote, sell and commercialize licensed products in such territory.

Zenyaku is also responsible for all development, marketing and commercialization costs and will reimburse us for i) 100% of blisibimod development cost in Japan; ii) a percentage of global blisibimod development cost outside of Japan; and iii) exclusive purchase of blisibimod clinical drug supplies at cost and blisibimod commercial drug products at a premium from us.  Additionally, Zenyaku is obligated to make milestone payments of up to $22.0 million upon the achievement of certain regulatory and commercial sales milestones.

Pursuant to the Zenyaku Agreement, we entered into a stock purchase agreement with Zenyaku, dated December 11, 2014, under which we were entitled to require Zenyaku to purchase up to $7.0 million of shares of our common stock at a purchase price equal to 1.3 times the volume weighted average price of our common stock for 20 trading days prior to the delivery of the closing notice (the “Premium Purchase Price”). We delivered the closing notice and entered into a subscription agreement with Zenyaku on January 27, 2015. We issued 2,795,895 shares of our common stock at a price per share equal to $2.50367 to Zenyaku in exchange for $7.0 million in cash.  Pursuant to the Zenyaku Agreement, we may also require Zenyaku to purchase up to an additional $8.0 million of shares of our common stock at the Premium Purchase Price in quarterly installments of no more than $2.0 million during the period from June 1, 2015 to March 31, 2016. Additionally, prior to May 31, 2016, we may sell $4.0 million of shares of our common stock to Zenyaku should Zenyaku elects to exercise their option for the Additional Asian Countries. All sales under the stock purchase agreement are subject to the condition that Zenyaku will not at any time be obligated to purchase such number of shares of common stock that would result in Zenyaku being the beneficial owner of more than 15% of our issued and outstanding shares of common stock.

Pursuant to the Zenyaku Agreement, we intend to enter into a loan agreement with Zenyaku for an aggregate principal amount of $7.0 million, of which $5.0 million, together with interest thereon, is forgivable upon certain achievement of the primary endpoint identified in the first Phase 3 Study for blisibimod to treat IgA nephropathy and the remaining $2.0 million, together with interest thereon, is forgivable upon the submission of the first Biologics License Application for blisibimod in the licensed territory. In exchange, we intend to issue a Secured Promissory Note to Zenyaku, to be secured by certain information and material necessary for the manufacture of blisibimod, with a maturity date of December 11, 2021 and an accrued interest of 1% per annum. The Promissory Note is planned for execution in the first half of 2015.

Zenyaku may terminate the agreement at will or in the event annual sales of generic drug containing blisibimod reach 50% of annual sales of the drug resulting from this collaboration in Japan and other potential Asian countries. If the agreement is not terminated early, Zenyaku may continue to obtain clinical/commercial drug supplies from Anthera after such expiration for three (3) years from providing a written notice to discontinue such supplies.  Either party may terminate the agreement if a party materially breaches the agreement. In addition, Anthera may terminate the agreement if Zenyaku challenges any Anthera patent. Upon expiration (but not earlier termination), Zenyaku may retain the licensed patent on a fully-paid and royalty free (subject to the Amgen royalty and any third party payments), irrevocable and perpetual basis. Upon termination due to material breach by Anthera, Zenyaku is entitled to retain all license rights; however, is still obligated to pay the milestone payments to us, royalty payment to Amgen and any third party payments. Upon termination due to material breach or at will by Zenyaku, all license rights granted to Zenyaku automatically terminate.

 Manufacturing and Supply

We currently rely on contract manufacturers to produce drug substances and drug products required for our clinical studies under current GMP with oversight by our internal managers. We plan to continue to rely upon contract manufacturers and, potentially, collaboration partners to manufacture commercial quantities of our product candidates if and when approved for marketing by the FDA. Should a supplier or a manufacturer on which we have relied to produce product candidates provide us with faulty products or such products are later recalled, we would likely experience significant delays and material additional costs.

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

Sales and Marketing

Given our stage of development, we have not developed a commercial organization or distribution capabilities. We expect that we would develop these capabilities once we receive Phase 3 data in contemplation of FDA approval and the commercial launch of our product candidates. In order to commercialize our product candidates, we must develop these capabilities internally or through collaboration with third parties. In selected therapeutic areas where we feel that any approved products can be commercialized by a specialty sales force that calls on a limited and focused group of physicians, we may seek to commercialize the product candidates alone. In therapeutic areas that require a large sales force selling to a large and diverse prescribing population, we currently plan to partner with third parties to commercialize our product candidates while retaining rights to co-promote our products to a select audience of high prescribing physicians in the United States, thereby supplementing or enhancing the efforts of a commercial partner. We also plan to seek commercialization partners for products in non-specialty and international markets.

We intend to build the commercial infrastructure necessary to bring our product candidate to market alone or in collaboration with a co-development or co- promotion partner. In addition to a specialty sales force, sales management, internal sales support and an internal marketing group, we will need to establish capabilities to manage key accounts, such as managed care organizations, group-purchasing organizations, specialty pharmacies and government accounts. We may also choose to employ medical sales liaisons personnel to support the product.

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

United States Drug Development Process

In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act, or FDCA, and implementing regulations and biological products under both the FDCA and the Public Health Service Act, or the PHSA, and implementing regulations. The process of obtaining regulatory approvals and compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process, or after approval, may subject an applicant to administrative or judicial sanctions. These sanctions could include the FDA’s refusal to approve pending applications, withdrawal of an approval, a clinical hold, untitled or warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement or civil or criminal penalties. The process required by the FDA before a drug or biological product may be marketed in the United States generally involves the following:

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

The testing and approval process requires substantial time, effort and financial resources and we cannot be certain that any approvals for our product candidates will be granted on a timely basis, if at all. Once a pharmaceutical or biological product candidate is identified for development, it enters the preclinical testing stage. Preclinical tests include laboratory evaluations of product chemistry, toxicity, formulation and stability, as well as animal studies to assess its potential safety and efficacy.  An IND sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data and any available clinical data or literature, to the FDA as part of the IND. The sponsor will also include a protocol detailing, among other things, the objectives of the initial clinical study, dosing procedures, subject selection and exclusion criteria, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated if the initial clinical study lends itself to an efficacy evaluation. Some preclinical testing may continue even after the IND is submitted. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA places the clinical study on a clinical hold within that 30-day time period.  In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical study can begin. Clinical holds may also be imposed by the FDA at any time before or during clinical studies due to safety concerns or non-compliance.

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

Progress reports detailing the results of the clinical studies must be submitted at least annually to the FDA.  Safety reports must be submitted to the FDA and the investigators within 15 days after the sponsor determines the information qualifies for reporting for serious and unexpected suspected adverse reactions, findings from other studies or animal or in vitro testing that suggest a significant risk in humans, or any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator’s brochure.  A sponsor also must notify FDA of any unexpected fatal or life-threatening suspected adverse reaction within 7 days after the sponsor’s receipt of the information.  Phase 1, Phase 2 and Phase 3 testing may not be completed successfully within any specified period, if at all. The FDA , a data safety monitoring board, or the sponsor may suspend or terminate a clinical study at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical study at its institution if the clinical study is not being conducted in accordance with the IRB’s requirements or if the drug or biological product has been associated with unexpected serious harm to patients.

Concurrent with clinical studies, companies usually complete additional animal studies and must also develop additional information about the chemistry and physical characteristics of the product and finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidates and, among other things, the manufacturer must develop methods for testing the identity, strength, quality and purity of the final product. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the product candidates do not undergo unacceptable deterioration over their shelf life.

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

The FDA reviews all NDAs and BLAs submitted to ensure that they are sufficiently complete for substantive review before it accepts them for filing. The FDA may request additional information rather than accept a NDA or BLA for filing. In this event, the NDA or BLA must be re-submitted with the additional information. The re-submitted application is also subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review. The FDA reviews an NDA to determine, among other things, whether a product is safe and effective for its intended use and whether its manufacturing is cGMP- compliant to assure and preserve the product’s identity, strength, quality and purity. The FDA reviews a BLA to determine, among other things, whether the product is safe, has an acceptable purity profile and is adequately potent, and whether its manufacturing meets standards designed to assure the product’s continued identity, sterility, safety, purity and potency. Before approving an NDA or BLA, the FDA will inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. The FDA may refer the NDA or BLA to an advisory committee for review, evaluation and recommendation as to whether the application should be approved and under what conditions. An advisory committee is a panel of experts who provide advice and recommendations when requested by the FDA on matters of importance that come before the agency. The FDA is not bound by the recommendation of an advisory committee but it generally follows such recommendations.

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

Patent Term Restoration and Marketing Exclusivity

Depending upon the timing, duration and specifics of FDA approval of the use of our product candidates, some of our U.S. patents may be eligible for limited patent term extension under the Hatch-Waxman Act. The Hatch-Waxman Act permit a patent restoration term of up to five years as compensation for patent term lost during the FDA regulatory review process. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent term restoration period is generally one-half the time between the effective date of an IND and the submission date of an NDA plus the time between the submission date of an NDA and the approval of that application. Only one patent applicable to an approved drug is eligible for the extension and the application for the extension must be submitted prior to the expiration of the patent. The USPTO, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. In the future, we intend to apply for restorations of patent terms for some of our currently owned or licensed patents to add patent life beyond their current expiration dates, depending on the expected length of the clinical studies and other factors involved in the filing of the relevant NDA.

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

If a product that has orphan designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications to market the same drug or biological product for the same indication, except in very limited circumstances, for seven years. Competitors, however, may receive approval of different products for the indication for which the orphan product has exclusivity or obtain approval for the same product, but for a different indication for which the orphan product has exclusivity. Orphan product exclusivity could also block the approval of one of our products for seven years if a competitor obtains approval of the same drug or biological product as defined by the FDA or if any of our product candidates is determined to be contained within the competitor’s product for the same indication or disease. If a drug or biological product designated as an orphan product receives marketing approval for an indication broader than what is designated, it may not be entitled to orphan product exclusivity.

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

A fast track product may also be eligible for other types of FDA programs intended to expedite development and review, such as priority review and accelerated approval. A fast track product is eligible for priority review if it has the potential to provide safe and effective therapy where no satisfactory alternative therapy exists or a significant improvement in the treatment, diagnosis or prevention of a disease compared to marketed products. The FDA will attempt to direct additional resources to the evaluation of an application for a new drug or biological product designated for priority review in an effort to facilitate the review. Additionally, a fast track product may be eligible for accelerated approval. Drug or biological products studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may receive accelerated approval, which means that they may be approved on the basis of adequate and well- controlled clinical studies establishing that the product has an effect on a surrogate endpoint that is reasonably likely to predict a clinical benefit, or on the basis of an effect on a clinical endpoint other than survival or irreversible morbidity. As a condition of approval, the FDA may require that a sponsor of a drug or biological product receiving accelerated approval perform adequate and well-controlled post-marketing clinical studies. Fast track designation, priority review and accelerated approval do not change the standards for approval but may expedite the development or approval process.

The FDA Safety and Innovation Act, or FDASIA includes a provision that allows sponsors to request that their drug be designated as a Breakthrough Therapy. The goal of this program is to expedite the development and review of a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition if preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The FDA actions to expedite the development of a Breakthrough Therapy include (a) holding meetings with the sponsor and the review team throughout the development of the drug, (b) providing timely advice to and interactive communication with the sponsor regarding the development of the drug to ensure that the development program to gather the nonclinical and clinical data necessary for approval is as efficient as practicable, (c) involving senior managers and experienced review staff, as appropriate, in a collaborative, cross-disciplinary review, (d) assigning a cross-disciplinary project lead for the FDA review team to facilitate an efficient review of the development program and to serve as a scientific liaison between the review team and the sponsor and (e) taking steps to ensure that the design of the clinical trials is as efficient as practicable, when scientifically appropriate, such as by minimizing the number of patients exposed to a potentially less efficacious treatment.

Post-Approval Requirements

Any drug or biological products for which we receive FDA approvals are subject to continuing regulation by the FDA, including, among other things, record- keeping requirements, reporting of adverse experiences with the product, providing the FDA with updated safety and efficacy information, product sampling and distribution requirements, complying with certain electronic records and signature requirements and complying with FDA promotion and advertising requirements. The FDA strictly regulates labeling, advertising, promotion and other types of information on products that are placed on the market. Drugs and biological products may be promoted only for the approved indications and in accordance with the provisions of the approved label. Further, manufacturers of drugs and biological products must continue to comply with cGMP requirements, which are extensive and require considerable time, resources and ongoing investment to ensure compliance. In addition, changes to the manufacturing process generally require prior FDA approval before being implemented and other types of changes to the approved product, such as adding new indications and additional labeling claims, are also subject to further FDA review and approval.

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

In addition, in some foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country. For example, the European Union provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. A member state may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. In some countries, pricing negotiations with governmental authorities can take six to 12 months or longer after the receipt of marketing approval. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidates to other available therapies. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for our product.

Employees

As of December 31, 2014, we had 20 employees. All of our employees are engaged in administration, finance, clinical, regulatory and business development functions. None of our employees are represented by a labor union, and we believe that our relations with our employees are good.

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

We were incorporated in Delaware in 2004. The mailing address of our headquarters is 25801 Industrial Blvd, Hayward, CA 94545, and our telephone number at that location is 510-856-5600. Our website is www.anthera.com. Through a link on the “Investors” section of our website (under “SEC Filings” in the “Financial Information” section), we make available, free of charge, the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the SEC: our Annual Reports on Form 10-K; Quarterly Reports on Form 10-Q; Current Reports on Form 8-K; and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act.  Information contained on, or that can be accessed through, our website does not constitute part of this Annual Report on Form 10-K.

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

We have never generated any product revenue and may never be profitable.

Our ability to generate product revenue and achieve profitability depends on our ability, alone or with collaborators, to successfully complete the development of our product candidates, conduct preclinical tests in animals and clinical studies in human beings, obtain the necessary regulatory approvals for our product candidates and commercialize any approved products. We have not generated any revenue from our development-stage product candidates, and we do not know when, or if, we will generate any revenue. The commercial success of our development-stage product candidates will depend on a number of factors, including, but not limited to, our ability to:

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

Our product candidates are subject to the risks of failure inherent in the development of therapeutics based on new technologies. Currently, we have one product candidate in clinical development, which is blisibimod. Our second product candidate, liprotamase, which we acquired from Eli Lilly in July 2014, is planned for a Phase 3 pivotal trial in the United States and Europe in 2015. Our product candidates could fail in clinical studies if we are unable to demonstrate that it is effective or if it causes unacceptable adverse effects in the patients we treat. Failure of our product candidates in clinical studies would have a material adverse effect on our ability to generate revenue or become profitable. If we are not successful in achieving regulatory approval for our product candidates or are significantly delayed in doing so, our business will be materially harmed.

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

As of the date of this report, we anticipate that our existing cash, anticipated equity investment and loan proceeds from Zenyaku, partial reimbursement of global blisibimod development expenses from Zenyaku, and access to additional capital through an equity purchase agreement are sufficient to fund our near term liquidity needs for at least the next 12 months. Changing circumstances may cause us to consume capital significantly faster than we currently anticipate. Additional financing may not be available when we need it or may not be available on terms that are favorable to us. If adequate funds are not available to us on a timely basis, or at all, we may be required to:

•	terminate, reduce or delay clinical studies or other development activities for our product candidates; or;

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

In December 2007, we entered into the Amgen Agreement, pursuant to which we obtained an exclusive worldwide license to certain technology and compounds relating to blisibimod. Pursuant to the Amgen Agreement, we are required to make various milestone payments upon our achievement of certain development, regulatory and commercial objectives for any blisibimod formulation. We are required to pay up to $10.0 million upon achievement of certain pre-approval clinical development milestones and up to $23.0 million upon achievement of certain post-approval milestones. We are also required to make tiered quarterly royalty payments on net sales, which increase as a percentage from the high single digits to the low teens as net sales increase.

In July 2014, we entered into the Lilly Agreement, pursuant to which we obtained an exclusive worldwide license to certain technology and compounds relating to liprotamase. Pursuant to the Lilly Agreement, we are required to make various milestone payments upon our achievement of certain regulatory and commercial objectives for any liprotamase formulation. We are also required to make tiered royalty payments on net sales, which percentage increases from the high single digits to the mid-teens as net sales increase.

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

Our future debt obligations could impair our liquidity and financial condition, and in the event we are unable to meet our debt obligations, the lenders could foreclose on our assets.

As a part of our financing strategy, we have in the past and we may in the future enter into credit agreements with lenders. In connection with these credit agreements, our debt obligations to the lenders could:

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

We may be required to pledge substantially all of our assets to secure our obligations under credit agreements in the future. In the event that we were to fail to make any required payment under any credit agreement, or fail to comply with the covenants contained in the any credit agreement and other related agreements, we may be in default regarding that indebtedness. A debt default would enable the lender to foreclose on the assets securing such debt and could significantly diminish the market value and marketability of our common stock and could result in the acceleration of the payment obligations under all or a portion of our consolidated indebtedness.

Our limited operating history makes it difficult to evaluate our business and prospects.

We were incorporated in September 2004.  Our operations to date have been limited to organizing and staffing our company, acquiring product and technology rights, conducting product development activities for our primary product candidates, blisibimod, liprotamase, varespladib and varespladib sodium (the two latter product candidates were terminated in March 2012), and performing research and development. We have not yet demonstrated an ability to obtain regulatory approval for or commercialize a product candidate. Consequently, any predictions about our future performance may not be as accurate as they could be if we had a history of successfully developing and commercializing pharmaceutical products.

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

Our product candidates are prone to the risks of failure inherent in drug development. Before obtaining regulatory approvals for the commercial sale of any product candidates for a target indication, we must demonstrate with substantial evidence gathered in preclinical and well- controlled clinical studies, and, with respect to approval in the United States, to the satisfaction of the U.S. FDA and, with respect to approval in other countries, similar regulatory authorities in those countries, that the product candidates are safe and effective for use for that target indication and that the manufacturing facilities, processes and controls are adequate. Despite our efforts, our product candidates may not:

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

•	manufacturing, including manufacturing sufficient quantities of product candidates or other materials for use in clinical studies;

•	obtaining IRB, approval or the approval of other reviewing entities to conduct a clinical study at prospective sites;

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

Additionally, changes in regulatory requirements and policies may occur and we may need to amend clinical development plans or clinical study protocols to reflect these changes. Amendments may require us to resubmit our clinical study protocols to IRBs for re- examination, which may impact the costs, timing or successful completion of a clinical study. If we experience delays in completion of, or if we, the U.S. FDA or other regulatory authorities, the IRB or other reviewing entities, or any of our clinical study sites suspend or terminate any of  our clinical studies, the commercial prospects for our product candidates may be harmed and our ability to generate product revenues will be delayed. In addition, many of the factors that cause, or lead to, termination or suspension of, or a delay in the commencement or completion of, clinical studies may also ultimately lead to the denial of regulatory approval of our product candidates. Also, if one or more clinical studies are delayed, our competitors may be able to bring products to market before we do, and the commercial viability of our product candidates could be significantly reduced.

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

We depend on continuing our current collaboration and developing additional collaboration to develop and commercialize our product candidates.

Our strategy for fully developing and commercializing our products is dependent upon maintaining our current arrangements and establishing new arrangements with research collaborators, corporate collaborators and others.  We have a collaboration agreement with Zenyaku, which provides for, among other things, significant future payments should certain development, regulatory and commercial milestones be achieved.  Under the collaborative arrangement, Zenyaku is responsible for:

•	conducting clinical trials and obtaining required regulatory approval for IgA nephropathy; and

•	commercializing any resulting drugs.

Because we expect to rely heavily on our Zenyaku and to enter into new collaborations in the future, the development and commercialization of our programs would be substantially delayed, and our ability to receive future funding would be substantially impaired if our current or future collaborators:

•	failed to gain the requisite regulatory approvals of products;

•	did not successfully commercialize products;

•	did not conduct its collaborative activities in a timely manner;

•	did not devote sufficient time and resources to our partnered program or potential products;

•	terminated its alliance with us;

•	developed, either alone or with others, products that may compete with our products;

•	disputed our respective allocations of rights to any products or technology developed during our collaborations; or

•	merged with a third party that wants to terminate the collaboration.

These issues and possible disagreements with current or future corporate collaborators could lead to delays in the collaborative research, development or commercialization of our product candidates.  Furthermore, disagreements with these parties could require or result in litigation or arbitration, which would be time-consuming and expensive. If any of these issues arise, it may delay the development and commercialization of drug candidates and, ultimately, our generation of product revenues.

We do not and will not have access to all information regarding the product candidate we licensed to Zenyaku.

We do not and will not have access to all information regarding the products being developed and potentially commercialized by Zenyaku, including potentially material information about clinical trial design and execution, safety reports from clinical trials, spontaneous safety reports if a product candidate is later approved and marketed, regulatory affairs, marketing and other areas known by Zenyaku.  In addition, we have confidentiality obligations under our agreement with Zenyaku.  Thus, our ability to keep our shareholders informed about the status of product candidate under our collaboration with Zenyaku will be limited by the degree to which Zenyaku keeps us informed and allows us to disclose such information to the public. If Zenyaku fails to keep us informed about the clinical development and regulatory approval of our collaboration and product candidate licensed to it, we may make operational and investment decisions that we would not have made had we been fully informed, which may materially and adversely affect our business and operations.

If we breach the license agreements for our product candidates, we could lose the ability to continue the development and commercialization of our product candidates.

We are party to the Amgen Agreement, which provides for the exclusive worldwide licenses of the compositions of matter and methods of use for blisibimod, as well as non-exclusive worldwide licenses of compositions of matter and methods of use relating to peptibodies generally. In December 2014, we became a party to the Zenyaku Agreement as a result of us out-licensing the rights to blisibimod in Japan.  We are also party to the Lilly Agreement, which provides for an exclusive worldwide license of the compositions of matters and methods of use for liprotamase.  These agreements require us to make timely milestone and royalty payments, provide regular information, maintain the confidentiality of and indemnify our licensors under the terms of the agreements.

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

The market for inflammatory disease therapeutics is especially large and competitive. For lupus, GlaxoSmithKline plc’s BAFF antagonist monoclonal antibody, Benlysta®, was approved by the U.S. FDA for treatment of lupus. Further, we are aware of companies with other products in development that are being tested for potential treatment of lupus: Bristol-Myers Squibb Company and Merck Serono S.A., whose dual BAFF/APRIL antagonist fusion protein, Atacicept, recently completed a Phase 2/3 clinical study for lupus; Immunomedics, Inc. and UCB S.A., who reported favorable results for their CD-22 antagonist humanized antibody, epratuzumab, in a Phase 2b clinical study in lupus, is now conducting two Phase 3 clinical studies.  In addition, other companies including Janssen, Medimmune, Pfizer, have completed Phase 2 trials in lupus and may be considering further clinical development.

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

Our second product candidate, liprotamase, which we licensed from Eli Lilly in July 2014, received a complete response letter (“CRL”) from the U.S. FDA while it was under development by Eli Lilly in April 2011. Eli Lilly addressed most of the material items highlighted by the FDA and worked directly with the U.S. FDA on a registration path for liprotamase which, if successful, could result in regulatory approval of liprotamase. There are still open items from the CRL that we will need to address with the U.S. FDA. While we plan to make reasonable efforts to accommodate and address the U.S. FDA’s inquires and request, we are unable to determine the final outcome of the CRL. Any delay in addressing the CRL to the satisfaction of the U.S. FDA may result in postponement of our Phase 3 clinical trial of liprotamase in patients with EPI.

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

We are highly dependent on Mr. Paul F. Truex, our President and Chief Executive Officer, Dr. Colin Hislop, our Senior Vice President and Chief Medical Officer, Dr. Debra Odink, our Senior Vice President and Chief Technology Officer, and Ms. Klara Eason-Dickinson, our Chief Regulatory Officer, and the other principal members of our executive team. The loss of the services of any of these persons might impede the achievement of our research, development and commercialization objectives.  Recruiting and retaining qualified scientific personnel and possibly sales and marketing personnel will also be critical to our success.  We may not be able to attract and retain these personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific personnel from universities and research institutions. Failure to succeed in clinical studies may make it more challenging to recruit and retain qualified scientific personnel. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us.

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

We rely on our manufacturers to purchase from third-party suppliers the materials necessary to produce drug product for our clinical studies. There are a small number of suppliers, and in some instances, a single supplier for certain capital equipment and raw materials that we use to manufacture drug product. Such suppliers may not sell these raw materials to our manufacturers at the times we need them or on commercially reasonable terms. We do not have any control over the process or timing of the acquisition of these raw materials by our manufacturers. Moreover, we currently do not have any agreements for the commercial production of these raw materials. Although we generally do not begin a clinical study unless we believe we have a sufficient supply of  product candidates to complete the clinical study, any significant delay in the supply of product candidates or the raw material components thereof for an ongoing clinical study due to the need to replace a third-party manufacturer could considerably delay completion of our clinical studies, product testing and potential regulatory approval. If our manufacturers or we are unable to purchase these raw materials after regulatory approval has been obtained, the commercial launch would be delayed or there would be a shortage in supply of such product candidates, which would impair our ability to generate revenues from the sale of such product candidates.

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

Some of our manufacturing suppliers are located overseas, and the transportation of drug supplies to or from these facilities to their intended destinations is subject to certain risks of loss and damage beyond our control. Additionally, the importation of drug supplies into the from foreign countries is subject to customs regulations that may require us to incur additional regulatory costs.

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

The Hatch-Waxman Act provides for an extension of patent term for drug compounds for a period of up to five years to compensate for time spent in the regulatory approval process. Assuming we gain a five-year patent term extension for blisibimod and that we continue to have rights under our license agreement with respect to blisibimod, we would have exclusive rights to blisibimod’s U.S. new chemical entity patent until 2027 or 2028. In Europe, similar legislative enactments allow patent terms in the European Union to be extended for up to five years through the grant of a Supplementary Protection Certificate. Assuming we gain such a five-year extension for blisibimod and that we continue to have rights under our license agreement with respect to blisibimod, we would have exclusive rights to blisibimod’s European new chemical entity patents until 2027. Further, since blisibimod has not been previously approved, blisibimod could be eligible for 12 years of data exclusivity from the U.S. FDA. During the data exclusivity period, competitors are barred from relying on the innovator biologic’s safety and efficacy data to gain approval.

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

Our executive officers, directors and greater than 5% stockholders, in the aggregate, own approximately 25.59% of our outstanding common stock. As a result, such persons, acting together, will have the ability to influence our management and affairs and substantially all matters submitted to our stockholders for approval, including the election and removal of directors and approval of any significant transaction. These persons will also have the ability to influence our management and business affairs. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.

Future sales of our common stock may cause our stock price to decline.

As of December 31, 2014, there were 23,005,209 shares of our common stock outstanding. In addition, as of December 31, 2014, we had outstanding options, restricted stock units and warrants to purchase shares of our common stock of 3,579,744 that, if exercised or released, will result in these additional shares becoming available for sale. A large portion of these shares and outstanding equity awards are held by a small number of persons and investment funds. Sales by these stockholders or option holders of a substantial number of shares could significantly reduce the market price of our common stock. Moreover, certain holders of shares of common stock will have rights, subject to some conditions, to require us to file registration statements covering the shares they currently hold, or to include these shares in registration statements that we may file for ourselves or other stockholders.

We have registered or will register all common stock that we may issue under our 2013 Stock Option and Incentive Plan (the “2013 Plan”), our Amended and Restated 2010 Stock Option and Incentive Plan (the “2010 Plan”) and our Employee Stock Purchase Plan (the “ESPP”). As of December 31, 2014, an aggregate of 252,904 shares of our common stock had been reserved for future issuance under the 2013 Plan, plus any shares cancelled under our 2005 Equity Incentive Plan and 2010 Plan, and an aggregate of 85,123 shares had been reserved for future issuance under our ESPP. These shares can be freely sold in the public market upon issuance. If a large number of these shares are sold in the public market, the sales could reduce the trading price of our common stock.

In addition, we may sell shares of stock pursuant to an equity purchase agreement with LPC executed in March 2015, pursuant to which we have the right, but not obligations, to sell to LPC up to an aggregate of $10.0 million of common stock over a period of two years.  We may also sell shares of stock pursuant to a Sales Agreement with Cowen and Company, LLC (“Cowen”) to create an at-the-market equity program (“ATM”) under which we may from time to time offer and sell up to $25.0 million shares of our common stock, $3.7 million of which remained available to be sold as of the date of this report. Finally, we maintain an effective shelf registration statement on Form S-3 with the SEC for the issuance and sale from time to time of up to approximately $56.7 million of our equity and debt securities.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We lease our main operating facility in Hayward, California. We occupy approximately 14,000 square feet under a facility lease agreement that expires in September 2017. We believe our existing facility is adequate for our current needs and that any additional space we need will be available in the future on commercially reasonable terms.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our common stock has been listed on The NASDAQ Global Market under the symbol “ANTH” since our initial public offering (“IPO”). Prior to that offering, there was no public market for our common stock. The following table sets forth, for the periods indicated, the high and low intraday sales prices of our common stock as reported by The NASDAQ Global Market:

	High	Low
First Quarter 2013	$6.72	$3.92
Second Quarter 2013	$5.44	$3.70
Third Quarter 2013	$4.60	$3.11
Fourth Quarter 2013	$4.08	$2.68
First Quarter 2014	$3.79	$2.70
Second Quarter 2014	$3.69	$2.54
Third Quarter 2014	$3.50	$1.53
Fourth Quarter 2014	$2.50	$1.46

Holders of our Common Stock

As of December 31, 2014, an aggregate of 23,005,209 shares of our common stock were issued and outstanding and were held by 24 holders of record and beneficial holders, based on information provided by the Company’s transfer agent. A significantly larger number of stockholders may be "street name" or beneficial holders, whose shares of record are held by banks, brokers and other financial institutions.

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

Issuer Purchases of Equity Securities

We did not repurchase any securities during the quarter or year ended December 31, 2014.

ITEM 6. SELECTED FINANCIAL DATA (in thousands, except share and per share data)

The following tables reflect selected consolidated summary financial data for each of the last five fiscal years and are derived from our audited financial statements. This data should be read in conjunction with Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 8, “Financial Statements and Supplementary Data”, appearing elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2014	2013	2012	2011	2010

	(in thousands, except share and per share data)
Statement of Operations Data:
Operating expenses
Research and development	$21,839	$21,684	$49,219	$85,281	$29,457
General and administrative	6,620	6,563	6,715	7,857	6,301
Total operating expenses	28,459	28,247	55,934	93,138	35,758

Loss from operations	(28,459)	(28,247)	(55,934)	(93,138)	(35,758)
Other income (expense):
Other income (expense)	(96)	(15)	(111)	606	(15)
Interest expense	(1,049)	(2,599)	(3,354)	(2,803)	(845)
Mark-to-market adjustment of warrant liability	—	—	14,070	(3,738)	(10,096)
Total other income (expense)	(1,145)	(2,614)	10,605	(5,935)	(10,956)
Net loss	$(29,604)	$(30,861)	$(45,329)	$(99,073)	$(46,714)
Net loss per share — basic and diluted (1)(3)	$(1.36)	$(1.69)	$(6.27)	$(21.18)	$(16.31)
Weighted average shares used in net loss per share -- basic and diluted (2) (3)	21,776,269	18,267,413	7,225,406	4,677,210	2,863,716

	Year Ended December 31,
	2014	2013	2012	2011	2010

	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$2,639	$25,946	$24,753	$67,370	$63,381
Restricted cash	—	10,000	—	—	—
Working capital	(2,729)	18,743	6,429	37,742	57,241
Total assets	3,490	37,417	26,445	69,493	65,263
Total notes payable	—	17,875	20,550	24,331	—
Total liabilities	5,751	22,659	29,971	66,747	20,605
Common stock and additional paid-in capital	314,550	301,965	252,827	213,792	156,652
Accumulated deficit	(316,811)	(287,207)	(256,346)	(211,017)	(111,944)
Total stockholders’ equity (deficit)	(2,261)	14,758	(3,526)	2,746	44,658

(1)          Diluted earnings per share, or EPS, is identical to basic EPS since common equivalent shares are excluded from the calculation, as their effect is anti-dilutive.
(2)          Excluded weighted-average shares of unvested stock for 2010 of 5,956, for 2011 of 1,671 and for 2012 of 137. These shares were subject to a risk of repurchase by the Company until such shares are vested.
(3)          Net loss per basic and diluted share and weighted average shares used in net loss per basic and diluted share have been adjusted to reflect a 1-for-8 reverse stock split effectuated by the Company on July 15, 2013.

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

Overview

Anthera Pharmaceuticals, Inc. is a biopharmaceutical company focused on advancing the development and commercialization of innovative medicines that benefit patients with unmet medical needs. Our first Phase 3 product candidate, blisibimod, targets B-cell activating factor, or BAFF, which has been shown to be elevated in a variety of B-cell mediated autoimmune diseases, including systemic lupus erythematosus, or lupus, Immunoglobulin A nephropathy, or IgA nephropathy, lupus nephritis, and others. Our second Phase 3 product candidate, liprotamase, is a novel non-porcine investigational Pancreatic Enzyme Replacement Therapy (“PERT”) intended for the treatment of patients with Exocrine Pancreatic Insufficiency (“EPI”), often seen in patients with cystic fibrosis and other conditions.

In December 2014, we entered in an exclusive license agreement with Zenyaku Kogyo Co., Ltd (“Zenyaku”) for the development and commercialization of blisibimod in Japan and potentially other countries throughout Asia.  We retain full development and commercialization rights of blisibimod for all other global territories including North America and the European Union and we are actively pursuing partnerships with pharmaceutical and biotech companies to develop and commercialize blisibimod in these territories.

In the third quarter of 2012 at an End of Phase 2 meeting with the FDA, we presented the results of the PEARL-SC clinical study and our plans for Phase 3 registration studies in patients with active lupus.  As a result of this meeting we initiated patient enrollment in the initial Phase 3 CHABLIS-SC1 study in March 2013.

CHABLIS-SC1 is a multicenter, randomized, double-blind, placebo-controlled study designed to evaluate the efficacy, safety, tolerability and immunogenicity of blisibimod in patients with seropositive, clinically-active lupus (SELENA-SLEDAI > 10) who require corticosteroid therapy in addition to standard-of-care for treatment of their disease. The study is currently enrolling in 12 countries across Asia, Eastern Europe and Latin America.  The study plans to randomize up to 400 patients to receive either 200mg of blisibimod or placebo in addition to their standard-of-care medication for 52 weeks.  We expect to complete enrollment in mid-2015 and receive topline data after the last enrolled patient completes 52 weeks of treatment in mid-2016.  The primary endpoint of the CHABLIS-SC1 will be clinical improvement in the SRI-6 response at 52 weeks. Key secondary outcomes from the study, including SRI-8, reduction in the number of lupus flares and steroid use, are intended to further differentiate blisibimod from currently available therapies. To date, enrolled patient demographics and disease characteristics for the CHABLIS-SC1 study are consistent with our goal to enroll patients with higher levels of lupus activity and positive biomarkers despite the stable use of corticosteroids. These characteristics were associated with improved outcomes in both our previous Phase 2 clinical study as well as in two large Phase 3 studies conducted with another BAFF-inhibitors, belimumab (Benlysta) and, more recently, tabalumab.

In February, an interim analysis of CHABLIS-SC1 was conducted by an independent un-blinded statistician, who evaluated at a pre-specified time point, the proportion of responders to the systemic lupus erythematous SRI-6 responder index, and recommended the study to continue to completion as planned.  This futility analysis was not intended to provide any rules for stopping for overwhelming efficacy, change in study sample size, or alteration of the study design.  Rather, the analysis suggests that the observed data conforms with the assumptions upon which the trial was designed.  The systemic lupus erythematosus response index is a recognized endpoint by the FDA for previously approved therapeutics.   Prior to the interim analysis and in response to input from our Scientific Advisory Board who evaluated the published clinical data from other recent lupus studies with BAFF inhibitors, we modified the primary endpoint of CHABLIS-SC1 from a comparison of the proportion of responders to the SRI-8 responder index to a comparison of the proportion of responders to the SRI-6 composite responder index (previously a secondary endpoint of the study).  The available data suggests an improved consistency of the SRI-6 endpoint across multiple trials.   Response rates to the SRI-8 responder index will remain a key secondary endpoint of the study.  In addition to serving as a registration study for a potential lupus indication, observations in this study are intended to be included in marketing applications for blisibimod in IgA nephropathy and other indications.

In the first quarter of 2014, we submitted the final protocol to the FDA for our second lupus registration study, CHABLIS-SC2.  The study design of CHABLIS-SC2 study is being discussed with a panel of clinical experts.  We plan to finalize the design and meet with regulatory agencies in the second half of 2015.  These two pivotal studies are anticipated to form the basis of submission for blisibimod as treatment for active SLE that is not controlled by current best practice standard of care, including the use of steroids.

The BRIGHT-SC study is a Phase 2/3 multicenter, randomized, double-blind, placebo-controlled study to evaluate the efficacy, safety, tolerability and immunogenicity of blisibimod in IgA nephropathy. We intend to enroll up to 200 patients with biopsy-proven IgA nephropathy who have proteinuria greater than one gram per 24 hours (1g/24hr) and are receiving standard of care medication including angiotensin converting enzyme inhibitors and angiotensin receptor blockers. We initiated our BRIGHT-SC study in the second quarter of 2013. Patients enrolled in the BRIGHT-SC study receive 300mg weekly blisibimod or placebo subcutaneously during the first 8 weeks of therapy, the induction phase, followed by a minimum of 24 weeks of 200mg weekly blisibimod or placebo, the maintenance phase. The BRIGHT-SC clinical study is currently recruiting patients primarily in Southeast Asia.  We intend to expand the study in the EU and Latin America in 2015 with the goal to complete enrollment by the first half of 2016.  We plan to conduct an interim futility analysis in the first quarter of 2015 to determine the effect of blisibimod on proteinuria after a minimum of eight weeks of treatment.

In September 2013, we met with the U.S. FDA who agreed to consider accepting proteinuria as an endpoint for Subpart E approval for blisibimod in IgA nephropathy. In April 2014, we met with the Japan Pharmaceuticals and Medical Devices Agency (“PMDA”) to discuss our registration program for blisibimod in IgA nephropathy. In this meeting we gained the PMDA’s agreement on the acceptability of proteinuria as the primary efficacy endpoint to support marketing approval in Japan and have amended the BRIGHT-SC study to include the specific data requirements of the PMDA.  In December 2014 we met with the European Medicines Agency (“EMA”) as part of the scientific advice process for blisibimod.  We reached an agreement with the EMA on the acceptability of proteinuria as the primary efficacy variable as well as the requirement for a single study in support of a Conditional Marketing Authorization Application (“CMAA”) provided that confirmatory evidence from a second study, would be available post approval.  The EMA also recommended the protocol to provide information on the recommended duration of treatment, duration of response and need for re-treatment. The BRIGHT SC protocol will be amended to reflect these recommendations from the EMA, along with other recommendations from the FDA and PMDA.

We were incorporated in September 2004.  We have devoted substantially all of our resources to research and development of our product candidates. We have not generated any revenue from the commercial sales of our product candidates, and since inception we have funded our operations through equity offerings, private placements of convertible debt and debt financings, raising net proceeds of approximately $335.9 million. We will need substantial additional financing to continue to develop our product candidates, obtain regulatory approvals and to fund operating expenses, which we will seek to raise through public or private equity or debt financings, collaborative or other arrangements with third parties or through other sources of financing. We cannot assure you that such funds will be available on terms favorable to us, if at all. In addition to the normal risks associated with drug development companies, we may never successfully complete development of our product candidates, obtain adequate patent protection for our technology, obtain necessary government regulatory approval for our product candidates or achieve commercial viability for any approved product candidates.  In addition, we may not be profitable even if we succeed in commercializing our product candidates.

Revenue

We have not generated any revenue from the commercial sales of our product candidates since our inception and do not expect to generate any revenue from the commercial sales of our product candidates in the near term.  We expect to recognize collaboration revenue from our collaborative arrangement with Zenyaku beginning in 2015. We will amortize any license fee from the collaborative arrangement over the period of performance (product development period) and record any development cost reimbursement as a reduction to research and development expense.  We will periodically review and, if necessary, revise the estimated period of performance of our collaboration.

Research and Development Expenses

Since our inception, we have focused our activities on our product candidates development programs. We expense research and development costs as they are incurred. Research and development expenses consist of personnel costs, including salaries, benefits and stock-based compensation, clinical studies performed by contract research organizations, or CROs, materials and supplies, licenses and fees and overhead allocations consisting of various administrative and facilities-related costs. Research and development activities are also separated into three main categories: licensing, clinical development and pharmaceutical development. Licensing costs consist primarily of fees paid pursuant to license agreements. Historically, our clinical development costs have included costs for preclinical and clinical studies. We expect to incur substantial clinical development costs for the continued development of blisibimod.  Pharmaceutical development costs consist of expenses incurred relating to clinical studies and product formulation and manufacturing.

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

The following table shows our total research and development expenses for 2014, 2013, and 2012 (in thousands):

	Year Ended December 31,
	2014	2013	2012
Allocated costs:
Blisibimod (1)	$17,806	$16,824	$24,151
Liprotamase	464	—	—
Varespladib and varespladib sodium (2)	(464)	323	20,519
Unallocated costs	4,033	4,537	4,549
Total development	$21,839	$21,684	$49,219

(1)	Included non-cash license fee $1.0 million in connection with an amendment to the Amgen Agreement.
(2)	Included refund of $0.5 million from a vendor for our VISTA-16 clinical study, which was terminated in March 2012.

We expect our research and development expenses to increase significantly as we continue to develop our product candidates. We intend to fund our clinical studies with existing cash and proceeds from potential future debt and equity offerings.

We expect that a large percentage of our research and development expenses in the future will be incurred in support of our current and future clinical development programs. These expenditures are subject to numerous uncertainties in timing and cost to completion. As we obtain results from clinical studies, we may elect to discontinue or delay clinical studies for certain clinical development programs in order to focus our resources on more promising clinical development programs. Completion of clinical studies may take several years or more, but the length of time generally varies according to the type, complexity, novelty and intended use of product candidates. The cost of clinical studies may vary significantly over the life of a program as a result of differences arising during clinical development, including:

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

None of our product candidates has received FDA or foreign regulatory marketing approval. In order to grant marketing approval, the FDA or foreign regulatory agencies must conclude that clinical data establishes the safety and efficacy of our product candidates and that the manufacturing facilities, processes and controls are adequate. Despite our efforts, our product candidates may not offer therapeutic or other improvement over existing, comparable drugs, be proven safe and effective in clinical studies, or meet applicable regulatory standards.

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

While our significant accounting policies are more fully described in the accompanying notes to the consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2014, we believe that the following accounting policy is the most critical to aid you in fully understanding and evaluating our reported financial results and affect the more significant judgments and estimates that we use in the preparation of our consolidated financial statements.

Revenue Recognition

We expect to start recognizing collaboration revenue in 2015 after we complete the initial technology transfer of blisibimod to our collaborative partner, Zenyaku, pursuant to the Zenyaku Agreement.  We will recognize revenue in accordance with FASB Accounting Standards Codification, or ASC 605 “Revenue Recognition”, subtopic ASC 605-25 “Revenue with Multiple Element Arrangements” and subtopic ASC 605-28 “Revenue Recognition-Milestone Method”, which provide accounting guidance for revenue recognition for arrangements with multiple deliverables and guidance on defining the milestone and determining when the use of the milestone method of revenue recognition for research and development transactions is appropriate, respectively.

Our collaboration with Zenyaku provides for various types of payments to us, including development milestones, sales milestone, royalty, and reimbursement for a portion of the Company’s internal and external costs.  We will recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and collectability is reasonably assured.  Reimbursement for the Company’s external costs will be reflected as a reduction of research and development expense and not as revenue.

Revenue from Multiple Element Arrangements

For multiple-element arrangements, each deliverable within a multiple deliverable revenue arrangement is accounted for as a separate unit of accounting if both of the following criteria are met: (1) the delivered item or items have value to the customer on a standalone basis and (2) for an arrangement that includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in our control.  The deliverables under the Zenyaku agreement have been determined to be a single unit of accounting and as such the non-refundable, up-front fees will be recorded as deferred revenue and recognized ratably over the term of its estimated performance period under the agreement, which is the product development period.  We determine the estimated performance period, and it will be periodically reviewed based on the progress of the related product development plan.  The effect of a change made to an estimated performance period and therefore revenue recognized ratably would occur on a prospective basis in the period that the change was made.

Milestones

We recognize revenue from milestone payments when: (i) the milestone event is substantive and its achievability has substantive uncertainty at the inception of the agreement, and (ii) we do not have ongoing performance obligations related to the achievement of the milestone earned. Milestone payments are considered substantive if all of the following conditions are met: the milestone payment (a) is commensurate with either our performance subsequent to the inception of the arrangement to achieve the milestone or the enhancement of the value of the delivered item or items as a result of a specific outcome resulting from our performance subsequent to the inception of the arrangement to achieve the milestone, (b) relates solely to past performance, and (c) is reasonable relative to all of the deliverables and payment terms (including other potential milestone consideration) within the arrangement. See Note 6, “Collaborative Arrangements”, in the Notes to the Consolidated Financial Statements included in Part II, Item 8. “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K, for analysis of each milestone event deemed to be substantive or non-substantive.

Research and Development

Revenues under the Zenyaku collaborative agreement will be recognized as research costs are incurred or as the research services are performed over the product development period.  The collaborative arrangement is on a best-efforts basis, does not require scientific achievement as a performance obligation and provides for payment to be made when costs are incurred or the services are performed.

Additionally, we receive reimbursement for our personnel cost at a pre-determined full time equivalent (FTE) rate.  Reimbursement related to FTE services is recognized as research services are performed over the related performance periods. We are required to perform research and development activities as specified in the collaboration agreement. The payments received are not refundable and are based on a contractual reimbursement rate per FTE working on the project.  Reimbursement for FTE cost is recorded in research and development revenue as incurred.

Determining whether and when some of these revenue recognition criteria have been satisfied often involves assumptions and judgments that can have a significant impact on the timing and amount of revenue we report.  Changes in assumptions or judgments or changes to the elements in an arrangement could cause a material increase or decrease in the amount of revenue that we report in a particular period.

Stock-Based Compensation

We account for stock options and stock purchase rights related to our equity incentive plans under the provisions of ASC 718 which requires the recognition of the fair value of stock-based compensation.  The fair value of stock options is estimated using a Black-Scholes option valuation model.  This model requires the input of subjective assumptions including expected stock price volatility, expected life and estimated forfeitures of each award.  The fair value of equity-based awards is amortized ratably over the requisite service period of the award.  Due to the limited amount of historical data available to us, particularly with respect to stock-price volatility, employee exercise patterns and forfeitures, actual results could differ from our assumptions.

We account for equity instruments issued to non-employees in accordance with the provisions of ASC 718 and ASC 505, “Equity.”  As a result, the non-cash charge to operations for non-employee options with service or other performance criteria is affected each reporting period by changes in the estimated fair value of our common stock, as the underlying equity instruments vest.  The two factors which most affect these changes are the price of the common stock underlying stock options for which stock-based compensation is recorded and the volatility of the stock price.  If our estimates of the fair value of these equity instruments change, it may have the effect of significantly changing compensation expense

Fair Value of Warrants

Warrants were recorded either as equity instruments or derivative liabilities at their estimated fair value at the date of issuance. In the case of warrants recorded as liabilities, subsequent changes in estimated fair value were recorded in other income (expense) in the Company’s statement of operations in each subsequent period. The warrants were measured at estimated fair value using the Black Scholes valuation model, which was based, in part, upon inputs for which there was little or no observable market data, requiring the Company to develop its own assumptions. Inherent in this model were assumptions related to expected stock price volatility, expected life, risk-free interest rate and dividend yield. We estimated the volatility of our common stock at the date of issuance, and at each subsequent reporting period, based on historical volatility that matched the expected remaining life of the warrants. The risk-free interest rate was based on the U.S. Treasury zero-coupon yield curve on the measurement date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants was assumed to be equivalent to their remaining contractual term. The dividend rate was based on our historical rate, which was zero. The assumptions used in calculating the estimated fair value of the warrants represented our best estimates. However these estimates involved inherent uncertainties and the application of management judgment. As a result, if factors changed and different assumptions were used, the warrant liability and the changed in estimated fair value could be materially different.

Accrued Clinical Expense

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

Results of Operations

Comparison of Years Ended December 31, 2014 and 2013

The following table summarizes our research and development expenses for the years ended December 31, 2014 and 2013 (in thousands, except percentages):

	2014	2013	$ Change	% Change
Research and development expense	$21,839	$21,684	$155	1%

Research and development expense in the year ended December 31, 2014 included a non-cash and one-time charge of $1.0 million in license fee that we recognized in connection with an amendment to the Amgen Agreement.  We amended the Amgen Agreement in November 2014 to (i) adjust certain royalty and milestone payment obligations payable to Amgen in light of our collaboration with Zenyaku and (ii) provide that the sublicense granted by us to Zenyaku shall survive the termination of the Amgen Agreement.  Pursuant to this amendment, we agreed to issue to Amgen that number of shares of our common stock equal to $1.0 million divided by the volume weighted average price of our common stock for 20 days prior to issuance, or 420,751 shares of common stock at a price of $2.3767 per share, with the consideration paid by Amgen in the form of a waiver of the license fee otherwise payable under the Amgen Agreement. Excluding this non-cash license fee, research and development decreased by $0.9 million from prior year.  The decrease in research and development expense in 2014 from 2013 is mainly due to decrease in clinical development expense as fewer subjects were treated in our Phase 3 CHABLIS SC1 and Phase 2/3 BRIGHT-SC studies as compared the PEARL-SC and Open Label Extension studies in 2013.

The following table summarizes our general and administrative expenses for the years ended December 31, 2014 and 2013 (in thousands, except percentages):

	2014	2013	$ Change	% Change
General and administrative expenses	$6,620	$6,563	$57	1%

The change in general and administrative expenses during the year ended December 31, 2014 was insignificant as compared to the year ended in 2013. Our general and administrative expenditures have remained relatively consistent since we shifted our focus to the development of blisibimod in 2012.

The following table summarizes our other income (expenses) for the years ended December 31, 2014 and 2013 (in thousands, except percentages):

	2014	2013	$ Change	% Change
Other expense	$(96)	$(15)	$(81)	540%
Interest expense	(1,049)	(2,599)	1,550	(60)%
Total Other income (expense)	$(1,145)	$(2,614)	$1,469	(56)%

Other expense recorded in both 2014 and 2013 was a result of net loss realized from foreign currency exchange fluctuations. The decrease in interest expense in 2014 as compared to 2013 is primarily due to the refinancing of our debt from Hercules to MidCap and Square 1 Bank in April 2013, which resulted in a significantly reduced interest rate, and repayment of our debts to Midcap and Square 1 Bank in October and December 2014, respectively.

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

The following table summarizes our other income (expenses) for the years ended December 31, 2013 and 2012 (in thousands, except percentages):

	2013	2012	$ Change	% Change
Other expense	$(15)	$(111)	$96	(86)%
Interest expense	(2,599)	(3,354)	755	(23)%
Mark-to-market adjustment on warrant liability	—	14,070	(14,070)	(100)%
Total Other income (expense)	$(2,614)	$10,605	$(13,219)	(125)%

Other expense recorded in both 2013 and 2012 was a result of net loss realized from foreign currency exchange fluctuations. The decrease in interest expense in 2013 as compared to 2012 is primarily due to the refinancing of our debt from Hercules to MidCap and Square 1 Bank in April 2013, which resulted in a significantly reduced interest rate. Mark-to-market adjustment on warrant liability recorded in the year ended 2012 represented the change in fair value of warrants issued in September 2010 in connection with our private placement of our common stock. The warrants were reclassified from liabilities into equity in July 2012. Therefore, there was no mark-to-market adjustment on warrant liability recorded in the year ended 2013.

Liquidity and Capital Resources

To date, we have funded our operations primarily through private placements of preferred stock and common stock, convertible debt, debt financings, public offerings and our IPO raising net proceeds of approximately $335.9 million. As of December 31, 2014, we had cash and cash equivalents of approximately $2.6 million.

Our principal liquidity requirements are primarily to meet our working capital needs, support ongoing business activities, research and development, and our capital expenditure needs.

On April 5, 2013, we entered into an equity purchase agreement (the “2013 Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“LPC”), pursuant to which we have the right to sell to LPC up to an aggregate of $18.5 million in shares of the our common stock.  The Purchase Agreement will expire in April 2015.  Upon executing the agreement, LPC made an initial purchase of $2.0 million in shares of common stock. Subsequent to the initial purchase, we have sold approximately $2.4 million in shares of common stock to LPC as of December 31, 2014. In February 2015, we entered into a new equity purchase agreement (the “2015 Purchase Agreement”) with LPC, pursuant to which we have the right to sell to LPC up to an aggregate of $10.0 million in shares of our common stock.  Concurrent with the execution of the 2015 Purchase Agreement, the 2013 Purchase Agreement, which had $14.1 million available for future sale, was cancelled.

On November 15, 2013, we entered into a Sales Agreement (the “Agreement”) with Cowen to create ATM program under which the Company from time to time may offer and sell shares of its common stock, par value $0.001 per share, having an aggregate offering price of up to $25.0 million through Cowen, as agent. As of the date of this report, we had sold $21.3 million in shares of common stock, leaving a balance of $3.7 million available for future sale pursuant to the Agreement.

In January 2012, we filed a universal shelf registration statement on Form S-3 (File No. 333-179043), which was declared effective on January 24, 2012, for the proposed offering from time to time of up to $100.0 million of our securities, including common stock, preferred stock, debt securities and/or warrants. In July 2012, we utilized $38.0 million of this shelf registration through the issuance 4,743,750 shares of common stock at $8.00 per share. In January 2013, we utilized $40.0 million of this shelf registration through the issuance of 7,575,757 shares of common stock at $5.28 per share, followed by another $6.0 million through the issuance of 1,136,362 shares in February 2013. In April 2013, we increased the amount of securities that may be issued under the registration statement by $3.2 million through the filing of a post-effective amendment pursuant to Rule 462(b) of the Securities Act. In April 2013, we registered $19.0 million for sale under the 2013 LPC Purchase Agreement.  This shelf registration statement expired in January 2015.

In April 2013, we filed a universal shelf registration statement with the SEC on Form S-3 (File No. 333-187780) for the proposed offering from time to time of up to $100.0 million of our securities, including common stock, preferred stock, debt securities and/or warrants. On November 15, 2013, we registered $25.0 million under the registration statement for the Cowen ATM.  In January 2015, we registered $8.0 million under the registration statement for the issuance of our commons stock to Zenyaku and Amgen.  In February 2015, we registered $10.3 million under the registration statement for the 2015 Purchase Agreement with LPC, leaving a balance of $56.7 million available for future issuance under this shelf registration statement.

Based on the requirements of Form S-3, however, there are certain factors, such as volume of trading in our common stock and our stock price, which may limit the amount that can be raised in a short period of time through Purchase Agreement and registration statements described above.

Cash Flows

Comparison of Years Ended December 31, 2014 and 2013

Cash flow from operations during the years ended December 31, 2014 and 2013 consisted of the following (in thousands):

	2014	2013
Net cash used in operating activities	$(25,601)	$(31,912)
Net cash provided by (used in) investing activities	10,000	(4,687)
Net cash provided by (used in) financing activities	(7,706)	43,115
Effect of exchange rate on cash	—	(1)
Total	$(23,307)	$6,515

During 2014 and 2013, our operating activities used cash of $25.6 million and $31.9 million, respectively, primarily resulting from our decreased net losses and changes in our working capital accounts. The decrease in cash used in 2014 compared to 2013 was mainly attributable to lower net loss recognized in 2014 as a result of lower research and development expense due to the Company focusing exclusively on the development of blisibimod and liprotamase. In addition, interest expense also decreased significantly in 2014 as compared to 2013 as a result of our refinancing of our long-term debt from Hercules to Midcap and Square 1 Bank in early 2013 and repayment of our debts to Midcap and Square 1 Bank in October and December 2014, respectively.

During the year ended December 31, 2014, investing activities provided cash of $10.0 million, which amount represented the release of $10.0 million in restricted cash as a result of repayment of our long-term debt to Square 1 Bank.  During the year ended December 31, 2013, investing activities used cash of $4.7 million, which amount represented the effect of the establishment of $10.0 million in restricted cash for the Square 1 Bank debt, offset by proceeds of $5.3 million from the maturities of short-term investment.

During the year ended December 31, 2014, financing activities used cash of $7.7 million, which represented the net effect of $18.1 million used for the early retirement of our debt to MidCap, offset by $10.4 million in net proceeds received from the sale of stock to LPC and pursuant to the ATM.  During the year ended December 31, 2013, financing activities provided cash of $43.1 million, which represented the net effect of $45.7 million in net proceeds received from a public offering in January 2013, $19.8 million in net proceeds received from the issuance of notes payable, offset by net principal payment of $22.4 million.

Comparison of Years Ended December 31, 2013 and 2012

Cash flow from operations during the years ended December 31, 2013 and 2012 consisted of the following (in thousands):

	2013	2012
Net cash used in operating activities	$(31,912)	$(73,635)
Net cash provided by (used in) investing activities	(4,687)	(3,783)
Net cash provided by (used in) financing activities	43,115	31,256
Effect of exchange rate on cash	(1)	(31)
Total	$6,515	$(46,193)

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

Contractual Obligations and Commitments

We have lease obligations consisting of an operating lease for our operating facility that expires in September 2017.

The following table summarizes our estimated scheduled future minimum contractual obligations and commitments as of December 31, 2014 (in thousands):

	Payment Due by Period
Contractual Obligations	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Facility Lease	$224	$407	$—	$—	$631

The above amounts exclude potential payments to be made under our license agreements to our licensors that are based on the progress of our product candidates in development, as these payments are not determinable.

Under the Amgen Agreement, we are obligated to make additional milestone payments upon the achievement of certain development, regulatory and commercial objectives. We are also obligated to pay royalties on future net sales of products that are developed and approved as defined by this collaboration. Our royalty obligations as to a particular licensed product will be payable on a country-by-country basis and licensed on a product-by-licensed-product basis, for the longer of (a) the date of expiration of the last-to-expire valid claim within the licensed patents that covers the manufacture, use or sale, offer to sell or import of such licensed product by us or a sublicensee in such country, or (b) 10 years after the first commercial sale of the applicable licensed product in the applicable country.

Under the Lilly Ageement, we are obligated to make milestone payments upon the achievement of certain regulatory and commercial sales milestones.  In addition, after sales of the licensed products exceed an aggregate of $100.0 million in the United States, we are obligated to pay tiered royalties on future net sales, ranging from the single digits to the mid-teens, for products that are developed and approved as defined in the Lilly Agreement. The Company’s royalty obligations as to a particular licensed product will be payable, on a licensed product-by-licensed product basis, for the longer of (a) the date of expiration of the last to expire valid claim within the licensed patents that covers the manufacture, use or sale, offer to sell, or import of such licensed product by the Company or a sublicense in such country, or (b) 12 years after the first commercial sale of the applicable licensed product in the applicable country.

Funding Requirements

To date, we have not generated any revenue. We expect to incur substantial expenses and generate significant operating losses over the next several years as we continue to advance our product candidates into clinical studies and as we:

•	continue clinical development of blisibimod;

•	hire additional clinical, scientific and management personnel; and

•	implement new operational, financial and management information systems.

Our future capital uses and requirements depend on numerous forward-looking factors. These factors include the following:

•	the progress of clinical studies of our product candidates;

•	the time and costs involved in obtaining regulatory approvals;

•	delays that may be caused by evolving requirements of regulatory agencies;

•	the costs involved in filing and prosecuting patent applications and enforcing or defending patent claims;

•	our ability to establish, enforce and maintain selected strategic alliances; and

•	the acquisition of technologies, product candidates and other business opportunities that require financial commitments.

On January 27, 2015, we received $7.0 million from its collaborative partner, Zenyaku, pursuant to the issuance of 2,795,895 shares of our common stock to Zenyaku under the terms of a collaborative arrangement.   Zenyaku will provide up to another $15.0 million to us over the next 18 months through a combination of a forgivable loan and multiple equity purchases of our common stock at a thirty-percent price premium.  Subsequent to December 31, 2014 and through the date of this report, we received net proceeds of $11.5 million pursuant to the sale of equity through an at-the-market program with Cowen and Company, LLC.

As of the filing of this report, we believe our existing cash, anticipated equity investment and loan proceeds from our partner, Zenyaku, partial reimbursement of global blisibimod development expense from Zenyaku, access to an equity purchase agreement with LPC and proceeds from our ATM program will enable us to meet our obligations and sustain our operations through at least the next 12 months.  However, we may require significant additional funds earlier than we currently expect to conduct additional or extended clinical studies and seek regulatory approval of our product candidates.  Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical studies.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. We are exposed to market risk related to fluctuations in interest rates, market prices, and foreign currency exchange rates. However, since a majority of our investments are in highly liquid money market funds, we do not believe we are subject to any material market risk exposure. As of December 31, 2014, we did not have any material derivative financial instruments. The fair value of our cash and cash equivalents was $2.6 million as of December 31, 2014.

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

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive officer and Principal Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to that company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 13a-15(e), we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the year covered by this report. Based on the foregoing, our Chief Executive Officer and Principal Accounting Officer concluded that, as of December 31, 2014, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Management, including our chief executive officer and principal accounting officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making its assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2014.  We reviewed the results of management’s assessment with the Audit Committee of our board of directors.   Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2014.  BDO USA, LLP, our independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting as of December 31, 2014, which is included herein.

Prior Material Weakness in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected and corrected on a timely basis.

In connection with the restatement discussed below, management, including our Chief Executive Officer and Principal Accounting Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. Based on this reassessment using the COSO criteria, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2013, because of a material weakness relating to accounting for warrants. Specifically, we did not maintain effective controls over the identification and proper accounting treatment of certain terms and conditions in the warrant agreements. This material weakness resulted in a material misstatement of our liabilities, non-cash expense relating to the changes in fair value of common stock warrants and accumulated deficit accounts and related financial disclosures and the restatement of our consolidated financial statements for the years ended December 31, 2010, 2011 and 2012, and each of the quarterly periods from March 31, 2012 through September 30, 2012 (the “Affected Periods”). Additionally, this deficiency resulted in misstatements of the aforementioned accounts and disclosures that resulted in a material misstatement of the consolidated financial statements that would not be prevented or detected.

Restatement of Consolidated Financial Statements

On March 10, 2014, in connection with an internal accounting review related to the accounting for warrants issued in conjunction with a private placement of our common stock in September 2010, management, in consultation with the Audit Committee of our board of directors, concluded that our previously issued consolidated financial statements for the years ended December 31, 2010, 2011, 2012 and for the quarters ended March 31, 2012, June 30, 2012 and September 30, 2012 (the “Affected Periods”) should be restated  because of a misapplication in the guidance around accounting for warrants that were historically reflected as a component of equity as opposed to liabilities as required under the applicable accounting pronouncements and should no longer be relied upon. However, the non-cash adjustments to the consolidated financial statements, in all of the Affected Periods, do not impact the amounts previously reported for our cash and cash equivalents, operating expenses, total operating, investing or financing cash flows, and net operating loss carryforward.

Management’s Remediation Activities

We developed certain remediation steps to address the previously disclosed material weakness discussed above and to improve our internal control over financial reporting. We and our Board of Directors take the control and integrity of our financial statements seriously and believe that the remediation steps described below are essential to addressing the material weakness and maintaining a strong internal control environment. We began implementing these measures in the second quarter of 2014 and continued to develop remediation plans and implemented additional measures throughout the remainder of 2014, including:

•	We established a formal review process of non-routine and complex transactions, including but not limited to equity transactions and licensing transactions;

•	We reassessed the accounting assessment for each of the Company’s historical warrants;

•	We implemented and validated improved accounting and financial reporting procedures;

•
We enhanced procedures to help ensure that the proper accounting for all non-routine and complex transactions is researched, detailed in memoranda and reviewed by senior management on a timely basis prior to recording; and

•
We continued evaluation and enhancement of internal technical accounting capabilities, augmented by the use of third-party advisors and consultants to assist with areas requiring specialized technical accounting expertise and reviewed by management.

We believe the foregoing efforts, which are now fully implemented, have remediated the material weakness previously identified and have enhanced the overall effectiveness of our internal control over financial reporting, as well as our disclosure controls and procedures. Upon completion of our testing of the design and operating effectiveness of these newly implemented control procedures, management concluded that it has remediated the previously identified material weakness as of December 31, 2014. Management remains committed to the rigorous enforcement of an effective control environment.

Changes in Internal Control Over Financial Reporting

Except for the remediation of the previously identified material weakness discussed above, there have been no other changes in our internal control over financial reporting during the most recent quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Hayward, California

We have audited the accompanying consolidated balance sheets of Anthera Pharmaceuticals, Inc. as of December 31, 2014  and 2013 and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2014.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Anthera Pharmaceuticals, Inc. at December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Anthera Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 13, 2015, expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

San Jose, California

March 16, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Anthera Pharmaceuticals, Inc.
Hayward, California

We have audited Anthera Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Anthera Pharmaceuticals, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Anthera Pharmaceuticals, Inc.’s maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Anthera Pharmaceuticals, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2014 and our report dated March 16, 2015, expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

San Jose, California
March 16, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Anthera Pharmaceuticals, Inc.:

We have audited the accompanying consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows of Anthera Pharmaceuticals, Inc. and subsidiaries (the “Company”) for the year ended December 31, 2012.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such 2012 consolidated financial statements of the Company present fairly, in all material respects, the results of their operations and their cash flows for the year ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 13 to the consolidated financial statements, the accompanying 2012 financial statements have been restated to correct an error.

/s/  Deloitte & Touche LLP

San Francisco, California
March 26, 2013 (March 28, 2014 as to the effects of the restatement and the reverse stock split discussed in Notes 13 and 1, respectively, to the consolidated financial statements)

ANTHERA PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$2,639	$25,946
Prepaid expenses and other current assets	383	358
Total current assets	3,022	26,304

Property and equipment, net	468	812
Restricted cash	—	10,000
Other assets	—	301
Total assets	$3,490	$37,417

Liabilities and Stockholders' Equity (Deficit)

Liabilities
Current liabilities:
Accounts payable	$2,232	$3,519
Accrued clinical studies	1,239	650
Accrued liabilities	211	296
Accrued payroll and related costs	1,069	319
Other current liabilities	1,000	—
Short-term portion of notes payable – net of discount	—	2,777
Total current liabilities	5,751	7,561

Notes payable – net of discount	—	15,098
Total liabilities	5,751	22,659

Commitments and contingencies

Stockholders' equity (deficit):

Common stock, $0.001 par value, 100,000,000 shares authorized; 23,005,209 and 19,415,901 shares issued and outstanding as of
December 31, 2014 and 2013, respectively	23	19
Additional paid-in capital	314,527	301,946
Accumulated deficit	(316,811)	(287,207)
Total stockholders' equity (deficit)	(2,261)	14,758
Total liabilities and stockholders' equity	$3,490	$37,417

See accompanying notes to consolidated financial statements.

ANTHERA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share data)

	Years Ended December 31,
	2014	2013	2012

Operating expenses:
Research and development	21,839	21,684	49,219
General and administrative	6,620	6,563	6,715

Total operating expenses	28,459	28,247	55,934

Loss from operations	(28,459)	(28,247)	(55,934)
Other income (expense), net	(96)	(15)	(111)
Interest expense, net	(1,049)	(2,599)	(3,354)
Mark-to-market adjustment of warrant liability	—	—	14,070

Net loss	(29,604)	(30,861)	(45,329)
Other comprehensive income (loss):
Unrealized gain on short-term investments, net	—	17	12

Comprehensive loss	$(29,604)	$(30,844)	$(45,317)

Net loss per common share:
Basic and diluted	$(1.36)	$(1.69)	$(6.27)

Weighted average number of shares used in per common share calculations-basic and diluted:
Basic and diluted	21,776,269	18,267,413	7,225,406

See accompanying notes to consolidated financial statements.

ANTHERA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands except share and per share amounts)

	Common Stock		Additional	Accumulated Other		Total
	Shares	Amount	Paid-In Capital	Comprehensive Loss	Accumulated Deficit	Stockholders’ Equity (Deficit)
BALANCE—December 31, 2011	5,116,662	$5	$213,787	$(29)	$(211,017)	$2,746
Issuance of common stock upon exercise of stock options	19,316	—	157	—	—	157
Issuance of common stock for cash at $8.00 per share, net of issuance cost of $98	4,743,750	5	35,570	—	—	35,575
Issuance of common stock upon release of restricted stock units	6,862	—	65	—	—	65
Issuance of common stock pursuant to employee stock purchase plan	6,749	—	29	—	—	29
Reclass of warrant liability to equity	—	—	2,268	—	—	2,268
Net change of early exercise of stock options and liability	585	—	7	—	—	7
Share-based compensation related to equity awards	—	—	944	—	—	944
Unrealized loss on short-term investments	—	—	—	12	—	12
Net loss	—	—	—	—	(45,329)	(45,329)
BALANCE—December 31, 2012	9,893,924	10	252,827	(17)	(256,346)	(3,526)
Issuance of common stock upon release of restricted stock units	31,081	—	51	—	—	51
Issuance of common stock pursuant to employee stock purchase plan	13,961	—	38	—	—	38
Issuance of common stock for cash at $5.28 per share, net of issuance cost of $474	8,712,119	9	42,737	—	—	42,746
Issuance of common stock pursuant to an equity purchase agreement, net of issuance cost of $471	764,816	—	2,959	—	—	2,959
Share-based compensation related to equity awards	—	—	3,054	—	—	3,054
Issuance of warrants in conjunction with debt financing	—	—	280	—	—	280
Unrealized loss on short-term investments	—	—	—	17	—	17
Net loss	—	—	—	—	(30,861)	(30,861)
BALANCE—December 31, 2013	19,415,901	19	301,946	—	(287,207)	14,758
Issuance of common stock upon release of restricted stock units	66,704	1	195	—	—	196
Issuance of common stock pursuant to exercise of stock options and employee stock purchase plan	27,000	—	37	—	—	37
Issuance of common stock pursuant to an equity purchase agreement, net of issuance cost of $7	512,626	—	1,301	—	—	1,301
Issuance of common stock pursuant to an at-the-market equity program, net of issuance cost of $354	2,982,978	3	9,047	—	—	9,050
Share-based compensation related to equity awards	—	—	2,001	—	—	2,001
Net loss	—	—		—	(29,604)	(29,604)
BALANCE—December 31, 2014	23,005,209	$23	$314,527	$—	$(316,811)	$(2,261)

See accompanying notes to consolidated financial statements.

ANTHERA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net loss	$(29,604)	$(30,861)	$(45,329)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	344	353	331
Realized loss on short-term investments and foreign currency exchange rates fluctuation	—	12	46
Stock-based compensation expense	2,175	3,145	960
Common stock issuable in exchange for a waiver on license fee	1,000
Amortization of discount and deferred interest on notes payable	219	979	749
Amortization of debt issuance cost	226	190	123
Mark-to-market adjustment on warrant liability	—	—	(14,070)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(26)	66	184
Accounts payable	(1,210)	(1,833)	(12,226)
Accrued clinical studies	587	(2,724)	(4,340)
Accrued liabilities	(46)	(1,214)	(35)
Accrued payroll and related costs	734	(25)	(28)

Net cash used in operating activities	(25,601)	(31,912)	(73,635)

Cash flows from investing activities:
Property and equipment purchases	—	(15)	(207)
Purchase of short-term investments	—	—	(10,671)
Proceeds from maturities of short-term investments	—	5,328	7,095
Decrease (increase) in restricted cash	10,000	(10,000)	—

Net cash provided by (used in) investing activities	10,000	(4,687)	(3,783)

Cash flows from financing activities:
Proceeds from issuance of notes payable, net of issuance costs	—	19,798	—
Principal payment against note payable	(18,094)	(22,436)	(4,468)
Proceeds from issuance of common stock, net of offering costs	10,351	45,746	35,575
Proceeds from issuance of common stock pursuant to exercise of stock options and employee stock purchase plan	37	39	186
Withholding taxes paid on vested restricted stock units	—	(32)	(37)

Net cash provided by (used in) financing activities	(7,706)	43,115	31,256

Effect of exchange rate changes on cash	—	(1)	(31)

Net increase (decrease) in cash and cash equivalents	(23,307)	6,515	(46,193)

Cash and cash equivalents, beginning of period	25,946	19,431	65,624

Cash and cash equivalents, end of period	$2,639	$25,946	$19,431

SUPPLEMENTAL CASH DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$655	$2,477	$2,583
Non-cash investing and financing activities:
Issuance of warrants in conjunction with debt financing	$—	$280	$—

See accompanying notes to consolidated financial statements.

ANTHERA  PHARMACEUTICALS,  INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND DESCRIPTION OF BUSINESS

Organization

Anthera Pharmaceuticals, Inc. is a biopharmaceutical company focused on advancing the development and commercialization of innovative medicines that benefit patients with unmet medical needs. Our first Phase 3 product candidate, blisibimod, targets B-cell activating factor, or BAFF, which has been shown to be elevated in a variety of B-cell mediated autoimmune diseases, including systemic lupus erythematosus, or lupus, Immunoglobulin A nephropathy, or IgA nephropathy, lupus nephritis, and others. Our second Phase 3 product candidate, liprotamase, is a novel non-porcine investigational Pancreatic Enzyme Replacement Therapy (“PERT”) intended for the treatment of patients with Exocrine Pancreatic Insufficiency (“EPI”), often seen in patients with cystic fibrosis and other conditions.

Liquidity and Need for Additional Capital

The Company’s planned principal operations are acquiring product and technology rights, raising capital and performing research and development activities. The Company’s activities are subject to significant risks and uncertainties. Successful completion of the Company’s development programs and, ultimately, the attainment of profitable operations are dependent on future events, including, among other things, its ability to access potential markets; secure financing; develop a customer base; attract, retain and motivate qualified personnel; and develop strategic alliances. Since inception in 2004, the Company has funded its operations through equity offerings, private placements of convertible debt and debt financing. On January 27, 2015, the Company received $7.0 million from its collaborative partner, Zenyaku, Kogyo Co., Ltd., or Zenyaku, pursuant to the issuance of 2,795,895 shares of its common stock to Zenyaku under the terms of a collaborative arrangement.  Under the terms of the collaborative arrangement, Zenyaku will provide up to another $15.0 million over the next 18 months through a combination of a forgivable loan and multiple equity purchases of the Company’s common stock at a thirty-percent price premium.  Subsequent to December 31, 2014 and through the date of this report, the Company received net proceeds of $11.5 million pursuant to the sale of its common stock through an at-the-market program (“ATM”) with Cowen and Company, LLC.  As of the date of this report, the Company anticipates its existing cash, anticipated equity investment and loan proceeds from Zenyaku, partial reimbursement of global blisibimod development expense from Zenyaku, and access to additional capital through an equity purchase agreement are sufficient to fund its near term liquidity needs for at least the next 12 months.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States, or GAAP. During 2014, the Company incurred a net loss of $29.6 million and had negative cash flows from operations of $25.6 million. The Company expects to continue to incur substantial losses and negative cash flows from operations over the next several years during its clinical development phase. To fully execute its business plan, the Company will need to complete certain research and development activities and clinical studies. Further, the Company’s product candidates will require regulatory approval prior to commercialization. These activities may span many years and require substantial expenditures to complete and may ultimately be unsuccessful. Any delays in completing these activities could adversely impact the Company. The Company will need substantial additional financing to conduct new trials in the development of its product candidates; such financing may not be available on terms favorable to the Company, if at all. The Company plans to meet its capital requirements primarily through issuances of equity securities, debt financing, and in the longer term, revenue from product sales. Failure to generate revenue or raise additional capital would adversely affect the Company’s ability to achieve its intended business objectives.

Reverse Split of Common Stock

On July 15, 2013, the Company effectuated a 1-for-8 reverse split of its common stock. All references to shares of common stock outstanding and per share data for all periods presented in the accompanying consolidated financial statements and notes thereto have been adjusted to reflect such reverse split.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

The Company expects to begin recognizing collaboration revenue in 2015 after it completes the initial technology transfer of blisibimod to its collaborative partner, Zenyaku, pursuant to its collaborative arrangement with Zenyaku.  The Company recognizes revenue in accordance with ASC 605 “Revenue Recognition”, subtopic ASC 605-25 “Revenue with Multiple Element Arrangements” and subtopic ASC 605-28 “Revenue Recognition-Milestone Method”, which provides accounting guidance for revenue recognition for arrangements with multiple deliverables and guidance on defining the milestone and determining when the use of the milestone method of revenue recognition for research and development transactions is appropriate, respectively. For multiple-element arrangements, each deliverable within a multiple deliverable revenue arrangement is accounted for as a separate unit of accounting if both of the following criteria are met: (1) the delivered item or items have value to the customer on a standalone basis and (2) for an arrangement that includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in our control.  If a deliverable in a multiple element arrangement is not deemed to have a stand-alone value, consideration received for such a deliverable is recognized ratably over the term of the arrangement or the estimated performance period, and it will be periodically reviewed based on the progress of the related product development plan. The effect of a change made to an estimated performance period and therefore revenue recognized ratably would occur on a prospective basis in the period that the change was made.

The Company recognizes revenue from milestone payments when: (i) the milestone event is substantive and its achievability has substantive uncertainty at the inception of the agreement, and (ii) it does not have ongoing performance obligations related to the achievement of the milestone earned.  Milestone payments are considered substantive if all of the following conditions are met: the milestone payment (a) is commensurate with either the Company’s performance subsequent to the inception of the arrangement to achieve the milestone or the enhancement of the value of the delivered item or items as a result of a specific outcome resulting from the Company’s performance subsequent to the inception of the arrangement to achieve the milestone, (b) relates solely to past performance, and (c) is reasonable relative to all of the deliverables and payment terms (including other potential milestone consideration) within the arrangement.

Revenues under the Zenyaku Agreement for collaborative research activities will be recognized as research costs are incurred or as the research services are performed over the product development period.  The collaborative arrangement is on a best-efforts basis, does not require scientific achievement as a performance obligation and provides for payment to be made when costs are incurred or the services are performed.

The Company’s collaboration with Zenyaku provides for various types of payments to Anthera, including development milestones, sales milestone, royalty and reimbursement for a portion of the Company’s internal and external cost. All payments are nonrefundable to Zenyaku. Reimbursement for the Company’s external cost will be reflected as a reduction of research and development expenses and not as revenue.

Additionally, for the collaborative research activities, the Company will bill Zenyaku for its personnel cost at a pre-determined full time equivalent (FTE) rate.  Revenue related to FTE services will be recognized as research services are performed over the related performance periods. The Company is required to perform research and development activities as specified in the collaboration agreement. The payments received are not refundable and are based on a contractual reimbursement rate per FTE working on the project. Reimbursement for FTE cost will be recorded in research and development revenue as incurred.

Determining whether and when some of these revenue recognition criteria have been satisfied often involves assumptions and judgments that can have a significant impact on the timing and amount of revenue the Company will report.  Changes in assumptions or judgments or changes to the elements in an arrangement could cause a material increase or decrease in the amount of revenue that the Company reports in a particular period.

Use of Estimates

The preparation of these consolidated financial statements in conformity with GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, expenses, and related disclosures. On an ongoing basis, management evaluates its estimates, including critical accounting policies or estimates related to clinical trial accruals, tax provision, stock-based compensation, allocation of consideration to various elements under multiple-element arrangement and recognition of revenue.. The Company bases its estimates on historical experience and on various other market specific and other relevant assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ significantly from these estimates.

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

Restricted Cash

At December 31, 2013, the Company had restricted cash of $10.0 million to fund a cash security account related to its Square 1 Bank Loan Agreement. The Company did not have any restricted cash at December 31, 2014.

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

Long-Lived Assets

The Company’s long-lived assets and other assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Through December 31, 2014, the Company had not experienced impairment losses on its long-lived assets.

Fair Value of Warrants

Warrants were recorded either as equity instruments or derivative liabilities at their estimated fair value at the date of issuance. In the case of warrants recorded as liabilities, subsequent changes in estimated fair value were recorded in other income (expense) in the Company’s statement of operations in each subsequent period. The warrants were measured at estimated fair value using the Black Scholes valuation model, which was based, in part, upon inputs for which there was little or no observable market data, requiring the Company to develop its own assumptions. Inherent in this model were assumptions related to expected stock price volatility, expected life, risk-free interest rate and dividend yield. The Company estimated the volatility of its common stock at the date of issuance, and at each subsequent reporting period, based on historical volatility that matched the expected remaining life of the warrants. The risk-free interest rate was based on the U.S. Treasury zero-coupon yield curve on the measurement date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants was assumed to be equivalent to their remaining contractual term. The dividend rate was based on the Company’s historical rate, which was at zero. The assumptions used in calculating the estimated fair value of the warrants represented the Company’s best estimates. However these estimates involved inherent uncertainties and the application of management judgment. As a result, if factors changed and different assumptions were used, the warrant liability and the change in estimated fair value could be materially different.

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

Comprehensive Loss

Comprehensive loss consists of certain changes in equity that is excluded from net loss. Specifically, the Company includes unrealized losses on available for sale securities in other comprehensive loss. Comprehensive loss for each period presented is set forth in the Statement of Operations and Comprehensive Loss.

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

Net Loss Per Share

Basic net loss attributable to common stockholders per share is computed by dividing income available to common stockholders (the numerator) by the weighted- average number of common shares outstanding (the denominator) during the period. Shares issued during the period and shares reacquired during the period are weighted for the portion of the period that they were outstanding. The computation of diluted Earnings Per Share, or EPS, is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. In addition, in computing the dilutive effect of convertible securities, the numerator is adjusted to add back any convertible preferred dividends and the after-tax amount of interest recognized in the period associated with any convertible debt. The numerator also is adjusted for any other changes in income or loss that would result from the assumed conversion of those potential common shares, such as profit-sharing expenses. Diluted EPS is identical to basic EPS since common equivalent shares are excluded from the calculation, as their effect is anti-dilutive.

The following table summarizes the Company’s calculation of net loss per common share (in thousands except share and per share amounts):
	Year Ended December 31,
	2014	2013	2012
Numerator:
Net loss	$(29,604)	$(30,861)	$(45,329)
Denominator:
Weighted-average number of common shares outstanding	21,776,269	18,267,413	7,225,543
Less weighted-average shares subject to repurchase	—	—	(137)
Weighted-average number of common shares outstanding	21,776,269	18,267,413	7,225,406
Net loss per share:
Basic	$(1.36)	$(1.69)	$(6.27)

As the Company incurred net losses for all of the periods presented, the following outstanding potentially dilutive securities were excluded from the computation of diluted net loss per share, as the effect of including them would have been antidilutive:

	Year Ended December 31,
	2014	2013	2012
Total options to purchase common stock	3,021,969	1,997,075	300,468
Total warrants to purchase common stock	556,838	675,006	601,477
Total restricted stock units	937	42,042	28,106
Total	3,579,744	2,714,123	930,051

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

Expected Term —The Company’s expected term represents the period that the Company’s stock-based awards are expected to be outstanding and is determined using the simplified method.

Expected Volatility —Expected volatility is estimated using comparable public company volatility for instruments with similar terms.

Expected Dividend —The Black-Scholes option pricing model calls for a single expected dividend yield as an input and the Company has never paid dividends and has no plans to pay dividends.

Risk-Free Interest Rate —The risk-free interest rate used in the Black-Scholes option pricing method is based on the U.S. Treasury zero-coupon issues in effect at the time of grant for periods corresponding with the expected term of option.

Estimated Forfeitures —The estimated forfeiture rate is determined based on the Company’s historical forfeiture rates to date. The Company monitors actual forfeitures and periodically updates the estimate.

Equity instruments issued to nonemployees are recorded at their fair value as determined in accordance with guidance provided by the Financial Accounting Standard Board (“FASB”) and are periodically revalued as the equity instruments vest and recognized as expense over the related service period.

Recent Accounting Pronouncements

In May 2014, the FASB issued a new standard, Revenue from Contracts with Customers, to clarify the principles for recognizing revenue to develop a common revenue standard for U.S. GAAP and International Financial Reporting Standards (“IFRS”) that would (1) provide a more robust framework for addressing revenue recognition; (2) improve comparability of revenue recognition practice across entities, industries, jurisdictions, and capital markets; and (3) provide more useful information to users of financial statements through improved disclosure requirements. This standard is effective for annual reporting periods beginning after December 15, 2016. The Company is currently evaluating the effect the adoption of this standard will have, if any, on our consolidated financial positon, results of operations or cash flows.

In June 2014, the FASB issued guidance intended to reduce the overall cost and complexity associated with financial reporting for development stage entities, without reducing the availability of relevant information, Accounting Standards Update No. 2014-10 (“ASU 2014-10”), Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation removes all incremental financial reporting requirements from U.S. GAAP for development stage entities. The amendments made by ASU 2014-10 are effective for public business entities for annual reporting periods beginning after December 15, 2014, and interim periods therein. Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued. The Company elected to early adopt the new provision of ASU 2014-10 in the interim period ended June 30, 2014 and therefore, has eliminated the presentation of inception-to-date information since June 30, 2014.  The Company does not expect the adoption of this guidance to materially affect as consolidated financial statements.

In August 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-15, Going Concern (Subtopic 205-40) (“ASU 2014-15”). ASU 2014-15 requires management of all entities to evaluate whether there are conditions and events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the financial statements are issued (or available to be issued when applicable). The guidance is effective for fiscal years beginning after December 15, 2016 and for interim periods within that fiscal year. We do not expect the adoption of this guidance to materially affect on our consolidated financial statements.

3.	RECLASSIFICTION OF PRIOR YEAR PRESENTATION

Certain items in the prior year’s Consolidated Financial Statements have been reclassified for consistency with the current period presentation.

4.	FAIR VALUE OF INSTRUMENTS

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

The fair value hierarchy is broken down into the three input levels summarized below:

•
Level 1 —Valuations are based on quoted prices in active markets for identical assets or liabilities and readily accessible by us at the reporting date. Examples of assets and liabilities utilizing Level 1 inputs are certain money market funds, U.S. Treasuries and trading securities with quoted prices on active markets.

•
Level 2 —Valuations based on inputs other than the quoted prices in active markets that are observable either directly or indirectly in active markets. Examples of assets and liabilities utilizing Level 2 inputs are U.S. government agency bonds, corporate bonds, commercial paper, certificates of deposit and over-the- counter derivatives.

•	Level 3 —Valuations based on unobservable inputs in which there are little or no market data, which require us to develop our own assumptions.

The following tables present the Company’s fair value hierarchy for all its financial assets (including those in cash and cash equivalents), in thousands, by major security type measured at fair value on a recurring basis as of December 31, 2014 and 2013 (in thousands):

	December 31, 2014
	Estimated Fair Value	Level 1	Level 2	Level 3
Money market funds	$2,354	$2,354	$—	$—

	December 31, 2013
	Estimated Fair Value	Level 1	Level 2	Level 3
Money market funds	$24,940	$24,940	$—	$—

The Company had no outstanding notes payable as of December 31, 2014.  At December 31, 2013, the fair value of the principal amount of the Company’s outstanding notes payable are classified within the hierarchy as follows (in thousands):

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

There were no transfers between Level 3, Level 2 or Level 1 during the year ended December 31, 2014.

5.	PROPERTY AND EQUIPMENT

Property and equipment are comprised of the following (in thousands):

	December 31,
	2014	2013
Laboratory equipment	$1,312	$1,312
Computer and software	50	50
Office furniture and fixture	60	60
Leasehold improvements	206	206
Total property and equipment	1,628	1,628
Less accumulated depreciation and amortization	(1,160)	(816)
Property and equipment, net	$468	$812

The Company recorded the following depreciation expense in the respective periods (in thousands):

	Years Ended December 31,
	2014	2013	2012
Depreciation expense	$344	$353	$331

6.	COLLABORATIVE ARRANGEMENT

Zenyaku Kogyo Co., Ltd.

On December 11, 2014, the Company entered into an exclusive license agreement with Zenyaku (“Zenyaku Agreement”) to develop and commercialize drug candidates relating to blisibimod in Japan and potentially other countries throughout Asia, while the Company retains full development and commercialization rights of blisibimod for all other global territories including North America and the European Union. Under the terms of the agreement, the Company has the right to receive an upfront and forgivable loan of $7.0 million, milestone payments of up to $22.0 million contingent upon the achievement of certain regulatory and commercial sales milestones, and up to $15.0 million in sales of the Company’s common stock at a purchase price equal to 1.3 times the volume weighted average price of the Company’s common stock for 20 trading days prior to the delivery of the closing notice, (the “Premium Purchase Price”).  The Company exercised this right with respect to $7.0 million in shares of our common stock, and issued 2,795,895 shares at a price per share of $2.50367 to Zenyaku in exchange for $7.0 million in cash, pursuant to the terms of a subscription agreement dated as of January 27, 2015.  Additionally, Zenyaku is granted an option to obtain licensing rights for additional countries in Asia for an incremental equity investment of $4 million in Anthera stock.  Zenyaku is responsible for all development, marketing and commercialization costs and will reimburse Anthera for i) 100% of blisibimod development cost in Japan for IgA nephropathy; ii) 25% of global blisibimod development cost outside of Japan for IgA nephropathy; iii) Anthera’s personnel cost at a pre-determined fixed FTE rate and 4) exclusive purchase of blisibimod clinical drug supplies at cost and blisibimod commercial drug products at a premium from the Company. Outside of Japan, the Company will be solely responsible for the development and commercialization blisibimod. The collaborative development effort between the parties will be overseen by a joint development committee.

The Zenyaku Agreement will continue on a country-by-country and product-by-product basis until the later of the last to expire patent covering such product containing blisibimod in such country or ten years following the commercial launch of a product containing blisibimod in such country, unless terminated earlier. Zenyaku may terminate the agreement at will or in the event annual sales of generic drug containing blisibimod reach 50% of annual sales of the drug resulting from this collaboration in Japan and other potential Asian countries. If the agreement is not early terminated, Zenyaku may continue to obtain clinical/commercial drug supplies from Anthera after such expiration for three (3) years from providing a written notice to discontinue such supplies.  Either party may terminate the agreement if a party materially breaches the agreement. In addition, Anthera may terminate the agreement if Zenyaku challenges any Anthera patent. Upon expiration (but not earlier termination), Zenyaku may retain the licensed patent on a fully-paid and royalty free (subject to the Amgen royalty and any third party payments), irrevocable and perpetual basis. Upon termination due to material breach by Anthera, Zenyaku is entitled to retain all license rights; however, is still obligated to pay the milestone payments to Anthera, Amgen royalty any third party payments. Upon termination due to material breach or at will by Zenyaku, all license rights granted to Zenyaku automatically terminate.

The Company’s deliverables under the Zenyaku Agreement include the delivery of rights to and license for blisibimod in Japan and performance of research and development activities under a joint development plan. The delivered license does not have standalone value at the inception of the arrangement due to the Company’s proprietary expertise with respect to the licensed compound and related ongoing developmental participation under the collaboration agreement, which is required for Zenyaku to fully realize the value from the delivered license. Therefore, the fees the license will be recorded as deferred revenue and recognized over the estimated performance period under the agreement, which is the product development period.  Although the Zenyaku Agreement does not provide a contractually stated price for the rights to blisibimod, the Company determined the Premium Purchase Price to be paid by Zenyaku for its equity investment in Anthera represents consideration for the rights to blisibimod and will record deferred revenue as shares are issued to Zenyaku at the Premium Purchase Price.  The Company will periodically review and, if necessary, revise the estimated periods of performance of its collaboration with Zenyaku.

Fees for the performance of research and development activities and services are not refundable.  Therefore, the Company will recognize all FTE reimbursement in research and development revenue as such services are rendered.  Reimbursement for certain development costs will be recorded as a reduction to research and development expense in the period in which such reimbursement becomes due in accordance with ASC 808 Collaborative Arrangements, subtopic ASC 808-10-45.

Of the remaining potential future milestones, $7.0 million are related to regulatory milestones and $15.0 million are related to commercialization milestones that may be received under the Zenyaku Agreement. Regulatory milestones include the filing and acceptance of regulatory applications for marketing approval in major markets.  Commercialization milestones include the achievement of first commercial sales in a particular market or annual product sales in excess of a pre-specified threshold. At the inception of the collaboration agreement the Company assessed regulatory milestones to be substantive where there was substantive scientific and regulatory uncertainty of achievement, the amounts of payments assigned were considered to be commensurate with the enhancement, that occurred subsequent to inception of the Zenyaku Agreement, of the value of the delivered rights and license of blisibimod and the Company’s performance is necessary to the achievement of the milestone. Accordingly, the Company will recognize payments related to the achievement of such milestones, if any, when such milestone is achieved. Regulatory milestones that do not meet these conditions are considered non-substantive and payments related to the achievement of such milestones, if any, will be recorded as deferred revenue and amortized ratably over the estimated period of performance. Final determination of whether a regulatory milestone is substantive will depend upon the Company’s role in achieving the milestone. The specific role and responsibilities related to the regulatory and development activities for certain of these milestones have yet to be determined and may change during the development period. Under the Zenyaku Agreement, Zenyaku will initially be responsible for commercialization activities and the Company initially may not be involved in the achievement of these commercialization milestones. These commercialization milestones would typically be achieved after the completion of the Company’s regulatory and development activities. If there are no future development obligations, the Company expects to account for the commercialization milestones in the same manner as royalties, with revenue recognized upon achievement of the milestone.

Pursuant to the Zenyaku Agreement, the Company is entitled to enter into a loan agreement with Zenyaku for an aggregate principal amount of $7.0 million, of which $5.0 million, together with interest thereon, is forgivable upon certain achievement of the primary endpoint identified in the first Phase 3 Study for blisibimod to treat IgA nephropathy and the remaining $2.0 million, together with interest thereon, is forgivable upon the submission of the first Biologics License Application for blisibimod in the licensed territory. In exchange, Anthera will issue a Secured Promissory Note to Zenyaku  (the “Promissory Note”), to be secured by certain information and materials necessary for the manufacture of blisibimod, with a maturity date of December 11, 2021 and an accrued interest of 1% per annum. The loan agreement is planned for execution in the first half of 2015.  Proceeds from the Promissory Note and granting the license rights will be allocated in part to the Promissory Note based on its aggregate fair value at the dates of receipt. This fair value will be determined by discounting cash flows using a discount rate of market rate of borrowings that could be obtained by companies with credit risk similar to Anthera. The remainder of the proceeds will be recognized as debt issuance discount and will be allocated to the value of the license fee granted to Zenyaku and recognized over the product development period while the debt discount will be amortized over the term of the Promissory Note using effective interest rate method.

7.	COMMITMENTS AND CONTINGENCIES

Leases

The Company leases its main operating facility in Hayward, California. The lease is for approximately 14,000 square feet. The Company recognizes rental expense on the facility on a straight line basis over the term of the lease. Differences between the straight-line net expense on rent payments is classified as deferred rent liability and included in the accrued liabilities on the balance sheet. In November 2013, the Company renewed its facility lease for an additional three years beginning October 2014 and ending September 2017.

Rent expense was as follows (in thousands):

	Years Ended December 31,
	2014	2013	2012
Rent expense	$244	$215	$217

As of December 31, 2014, future minimum lease payments under noncancellable operating leases were as follows (in thousands):

2015	$224
2016	230
2017	177
Total	$631

Other Commitments

In December 2007, the Company and Amgen entered into a worldwide, exclusive license agreement (the “Amgen Agreement”) to develop and commercialize blisibimod in any indication, including for the treatment of systemic lupus erythematosus (“lupus”). Under the terms of the Amgen Agreement, the Company paid a nonrefundable, upfront license fee of $6.0 million. As there was no future alternative use for the technology, the Company expensed the license fee in research and development expenses during 2007. Under the terms of the Amgen Agreement, the Company is obligated to make additional milestone payments to Amgen of up to $33.0 million upon the achievement of certain development and regulatory milestones. The Company is also obligated to pay tiered royalties on future net sales of products, ranging from the high single digits to the low double digits, which are developed and approved as defined by this collaboration. The Company’s royalty obligations as to a particular licensed product will be payable, on a country-by-country and licensed product-by-licensed product basis, for the longer of (a) the date of expiration of the last to expire valid claim within the licensed patents that covers the manufacture, use or sale, offer to sell, or import of such licensed product by the Company or a sublicense in such country or (b) 10 years after the first commercial sale of the applicable licensed product in the applicable country.

In connection with the collaborative arrangement with Zenyaku pursuant to the Zenyaku Agreement, the Company amended the Amgen Agreement in November 2014 to (i) adjust certain royalty and milestone payment obligations payable to Amgen in light of the collaboration between Anthera and Zenyaku and (ii) provide that the sublicense granted by Anthera to Zenyaku shall survive the termination of the Amgen Agreement.  Under this amendment, Anthera also agreed to grant Amgen that number of shares of its common stock equal $1.0 million divided by the volume weighted average price of the Company’s common stock for 20 trading days prior to issuance.  The Company issued 420,751 shares of common stock to Amgen at $2.3767 per share on January 28, 2015, pursuant to a subscription agreement with Amgen, with the consideration paid by Amgen in the form of a waiver of a fee otherwise payable to Amgen under the Amgen Agreement.  The Company accrued $1.0 million of license fees as research and development expense with a corresponding current liability in the year ended December 31, 2014.

On July 11, 2014, the Company and Eli Lilly and Company (“Eli Lilly”) entered into a worldwide, exclusive license agreement (the “Lilly Agreement”), to develop and commercialize liprotamase , a Phase 3 novel investigational Pancreatic Enzyme Replacement Therapy (“PERT”), for the treatment of patients with Exocrine Pancreatic Insufficiency, or EPI, often seen in patients with cystic fibrosis and other conditions. Under the terms of the Lilly Agreement, the Company was not required to make any up-front payment but is obligated to make milestone payments of up to up to $33.5 million for capsule products and $9.5 million for reformulated products upon the achievement of certain regulatory and commercial sales milestones, none of which have been achieved as of December 31, 2014. In addition, after sales of the licensed products exceed an aggregate of $100.0 million in the United States, the Company is obligated to pay tiered royalties on future net sales of products, ranging from the single digits to the mid-teens, that are developed and approved as defined in the Lilly Agreement. The Company’s royalty obligations as to a particular licensed product will be payable, on a licensed product-by-licensed product basis, for the longer of (a) the date of expiration of the last to expire valid claim within the licensed patents that covers the manufacture, use or sale, offer to sell, or import of such licensed product by the Company or a sublicense in such country, or (b) 12 years after the first commercial sale of the applicable licensed product in the applicable country.

8.	NOTES PAYABLE

In March 2011, the Company entered into a Loan and Security Agreement (“Loan Agreement”) with Hercules Technology Growth Capital, Inc. and Hercules Technology II, L.P. (together, “Hercules”). In conjunction with the Hercules loan, the Company issued a seven-year warrant to purchase 40,178 shares of the Company’s common stock at an exercise price of $48.00 per share. The warrant is immediately exercisable and expires in March 2018. The Company estimated the fair value of this warrant using the Black-Scholes option valuation model with the following assumptions: expected term of seven years, a risk-free interest rate of 2.87%, expected volatility of 63% and 0% expected dividend yield, resulting in a $1.3 million discount from the par value of the loan, which was amortized as additional interest expense over the term of the loan using the effective interest rate method. Additionally, the Company was obligated to pay an end of the term charge of $937,500, which was also being expensed over the term of the loan. The Company repaid indebtedness under the Loan Agreement in full on April 3, 2013 in conjunction with the Company’s debt refinance (see below). The unamortized note discount and end of term charge was fully expensed to interest expense in April 2013 as a result of the payoff. As of December 31, 2014, the warrant remained outstanding and exercisable.

On April 3, 2013, the Company entered into a Credit and Security Agreement (the “MidCap Credit Agreement”) with MidCap Financial SBIC, LP (“MidCap”), pursuant to which Midcap made a $10.0 million loan (the “MidCap Loan”) to the Company. Proceeds from the Midcap Loan were used to repay the entire outstanding principal and end of term charge due to Hercules. The MidCap Credit Agreement had a maturity date of October 3, 2016. The loan bore interest at an annual rate equal to 9.75%, which was payable in cash on a monthly basis beginning May 1, 2013.

In conjunction with the Midcap Loan, the Company issued a warrant to purchase 73,529 shares of its common stock, at an exercise price of $5.44 per share. The warrant was immediately exercisable and had an expiration date of October 3, 2016. The Company estimated the fair value of this warrant using the Black-Scholes option valuation model with the following assumptions: expected term of 3.5 years, a risk-free interest rate of 0.39%, expected volatility of 124% and 0% expected dividend yield. The Company applied the relative fair value method to allocate the $10.0 million proceeds received under the MidCap Credit Agreement between the loan and warrant. The initial carrying amount assigned to the loan was $9.7 million and was recorded as Notes payable—net of discount on the Company’s balance sheet. The fair value allocated to the warrant of $280,000 was recorded as an increase to additional paid-in capital in the Company’s balance sheet. The resulting $280,000 discount from the $10.0 million par value of the loan was amortized as an additional interest expense over the term of the loan using the effective interest rate method.

On October 17, 2014, the Company repaid its outstanding principal and accrued interest owed to MidCap and terminated the MidCap Credit Agreement.  In connection with the payoff, the outstanding warrant of 73,529 was cancelled. The termination of the Midcap Credit Agreement released all liens and security interests securing the debt, as well as affirmative and negative covenants including, among other things, a financial covenant that required the Company to maintain minimum levels of cash and cash equivalents in collateral accounts that were pledged to MidCap.

On April 3, 2013, the Company entered into a Loan and Security Agreement (the “Square 1 Loan Agreement”) with Square 1 Bank, pursuant to which Square 1 Bank made a $10.0 million loan to the Company. The proceeds of such loan were used exclusively to fund a cash security account (the “Cash Security Account”) at Square 1 Bank. The Square 1 Loan Agreement had a maturity date of April 3, 2017.  The loan bore interest at an annual rate equal to 1%, which was payable in cash on a monthly basis and the Company may prepay the principal in whole or in part from time to time without penalty or premium.

On December 24, 2014, the Company repaid its outstanding principal and accrued interest owed to Square 1 and terminated the Square 1 Loan Agreement.  The termination of the Square 1 Loan Agreement released all liens and security interests securing the debt.

In connection with the payoff of the Company’s debt to MidCap and Square 1 Bank, the unamortized debt discount and debt issuance cost of $160,000 and $129,000, respectively, were fully expensed in the year ended December 31, 2014.

9.	STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

The Company’s Fifth Amended and Restated Certificate of Incorporation designates 5,000,000 shares of the Company’s capital stock as undesignated preferred stock.  There were no preferred shares issued and outstanding as of December 31, 2014.

Common Stock

On April 5, 2013, the Company entered into an equity purchase agreement (the “2013 Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“LPC”), pursuant to which the Company has the right, but not obligation, to sell to LPC up to an aggregate of $18.5 million in shares of common stock.  The Purchase Agreement will expire in April 2015.  Upon executing the agreement, LPC made an initial purchase of $2.0 million in shares of common stock. Subsequent to the initial purchase, the Company has sold approximately $2.4 million in shares of common stock to LPC as of December 31, 2014.  In March 2015, the Company entered into a new equity purchase agreement with more favorable terms (the “2015 Purchase Agreement”) with LPC, pursuant to which the Company has the right, but not obligation, to sell to LPC up to an aggregate of $10.0 million in shares of common stock over a period of two years.  Concurrent with the execution of the 2015 Purchase Agreement, the 2013 Purchase Agreement, which had a remaining balance of $14.1 million available for future sale, was cancelled.

On November 15, 2013, the Company entered into a Sales Agreement (the “Agreement”) with Cowen and Company, LLC (“Cowen”) to create an at-the-market equity program (“ATM”) under which the Company from time to time may offer and sell shares of its common stock, par value $0.001 per share, having an aggregate offering price of up to $25.0 million through Cowen, as agent. As of December 31, 2014, the Company had sold $9.4 million in shares of common stock, leaving a balance of $15.6 million available for future sale pursuant to the Agreement.

In January 2012, the Company filed a universal shelf registration statement on Form S-3 (File No. 333-179043), which was declared effective on January 24, 2012, for the proposed offering from time to time of up to $100.0 million of r securities, including common stock, preferred stock, debt securities and/or warrants. In July 2012, the Company utilized $38.0 million of this shelf registration through the issuance 4,743,750 shares of common stock at $8.00 per share. In January 2013, the Company utilized $40.0 million of this shelf registration through the issuance of 7,575,757 shares of common stock at $5.28 per share, followed by another $6.0 million through the issuance of 1,136,362 shares in February 2013. In April 2013, the Company increased the amount of securities that may be issued under the registration statement by $3.2 million through the filing of a post-effective amendment pursuant to Rule 462(b) of the Securities Act. In April 2013, the Company registered $19.0 million for sale under the 2013 Purchase Agreement with LPC.  This shelf registration statement expired in January 2015.

In April 2013, the Company filed a universal shelf registration statement with the SEC on Form S-3 (File No. 333-187780) for the proposed offering from time to time of up to $100.0 million of securities, including common stock, preferred stock, debt securities and/or warrants. On November 15, 2013, the Company registered $25.0 million under the registration statement for the Cowen ATM.  In January 2015, the Company registered $8.0 million under the registration statement for the issuance of commons stock to Zenyaku and Amgen.  In February 2015, the registered $10.3 million under the registration statement for the 2015 Purchase Agreement with LPC, leaving a balance of $56.7 million available for future issuance under this shelf registration statement, which will expire in April 2016.

Based on the requirements of Form S-3, however, there are certain factors, such as volume of trading in the Company’s common stock and stock price, which may limit the amount that can be raised in a short period of time through LPC Purchase Agreement and registration statements described above.

At December 31, 2014, the Company had reserved the following shares for future issuance:

Common stock warrants outstanding	556,838
Common stock options outstanding	3,021,969
Restricted stock units outstanding	937
Common stock available for future grant under ESPP plan	85,123
Common stock options available for future grant under stock option plan	252,904
Common stock for issuance to Zenyaku	2,795,895
Total	6,713,666

Warrants

In March 2011, in conjunction with the Hercules loan, the Company issued a seven-year warrant to purchase 40,178 shares of the Company’s common stock at an exercise price of $48.00 per share. The warrant was immediately exercisable and expires in March 2018. As of December 31, 2014, the warrant remained outstanding and exercisable.

In September 2010, the Company closed a private placement transaction with certain accredited investors pursuant to which the Company sold an aggregate of 1,312,492 units at a purchase price of $24.00 per unit, with each unit consisting of one share of common stock and a warrant to purchase an additional 0.40 shares of common stock. Each warrant is exercisable in whole or in part at any time until September 24, 2015 at an adjusted exercise price of $23.20 per share. As of December 31, 2014, 516,660 shares of warrants remain outstanding and exercisable.

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

The 2013 Plan does not allow the option holders to exercise their options prior to vesting.

The following table summarizes stock option activity for 2012, 2013 and 2014 (in thousands except share and per share information):

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Balance at December 31, 2011	255,535	$29.12	3.07	$5,762
Options granted	101,831	$16.42
Options exercised	(19,317)	$8.12
Options cancelled	(37,581)	$45.19
Balance at December 31, 2012	300,468	$24.15	2.06	$126
Options granted	2,124,250	$4.79
Options exercised	—	$—
Options cancelled	(427,643)	$16.41
Balance at December 31, 2013	1,997,075	$5.21	9.11	$48
Options granted	1,389,743	$2.00
Options exercised	(2,000)	$2.08
Options cancelled	(362,849)	$5.78
Balance at December 31, 2014	3,021,969	$3.67	8.92	$0
Ending vested at December 31, 2014	716,551	$4.97	8.07	$0

As of December 31, 2014, the vested and expected to vest stock options was 2,304,472.

The assumptions used in the Black-Scholes option-pricing model to value stock options are as follows:

	Years Ended December 31,
	2014	2013	2012
Expected Volatility	91%	94%	68%
Dividend Yield	0%	0%	0%
Risk-Free Interest Rate	1.60%	1.08%	1.26%
Expected Term (years)	5.22	5.79	6.25
Weighted-average fair value per option	$1.35	$3.55	$10.01

The intrinsic value of stock options represents the difference between the exercise price of stock options and the market price of our stock on that day for all in-the- money options. Additional information related to our stock options is summarized below (in thousands except per share information):

	Years Ended December 31,
	2014	2013	2012
Intrinsic value of options exercised	$3	$—	$683
Proceeds received from the exercise of stock options	$4	$—	$157
Grant date fair value of options vested	$1,932	$550	$1,102

There was $4.4 million of total unrecognized compensation expense as of December 31, 2014 related to stock options. The unrecognized compensation expense will be amortized on a straight-line basis over a weighted-average remaining period of 2.79 years.

Information about stock options outstanding, vested and expected to vest as of December 31, 2014, was as follows:

	Outstanding, Vested and Expected to Vest		Options Vested
Range of Exercise Price	Number of Shares	Weighted- Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price	Number of Shares
$ 1.61 - $22.86	3,015,219	8.93	$4.54	709,801
$ 22.86 -$44.11	3,375	5.75	$33.52	3,375
$ 44.11 -$65.36	3,375	6.30	$65.36	3,375
Total	3,021,969	8.92	$4.97	716,551

As of December 31, 2014, there were 252,904 shares available for grant under the 2013 Plan.

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

The following table summarizes activity related to our restricted stock units:

	Shares	Weighted- Average Grant Date Fair Value
Outstanding at December 31, 2011	25,794	$41.95
Restricted stock units granted	19,108	$37.70
Restricted stock units released	(9,263)	$41.28
Restricted stock units forfeitures and cancellations	(7,533)	$27.91
Outstanding at December 31, 2012	28,106	$43.04
Restricted stock units granted	53,584	$5.12
Restricted stock units released	(37,774)	$24.85
Restricted stock units forfeitures and cancellations	(1,874)	$42.88
Outstanding at December 31, 2013	42,042	$11.06
Restricted stock units granted	45,226	$3.30
Restricted stock units released	(85,268)	$3.29
Restricted stock units forfeitures and cancellations	(1,063)	$2.51
Outstanding at December 31, 2014	937	$5.82

2010 Employee Stock Purchase Plan

Effective July 2010, under the terms of the ESPP, eligible employees of the Company may authorize the Company to deduct amounts from their compensation, which amounts are used to enable the employees to purchase shares of the Company’s common stock. The Company initially reserved 12,500 shares of common stock for issuance thereunder plus on January 1, 2011 and each January 1 thereafter, the number of shares of stock reserved and available for issuance under the Plan shall be cumulatively increased by the lesser of (i) one percent (1%) of the number of shares of common stock issued and outstanding on the immediately preceding December 31 or (ii) 31,250 shares of common stock.  During the year ended December 31, 2014 and 2013, 25,000 and 13,959 shares were issued pursuant to the purchase of common stock by our employees under the ESPP.

Under the ESPP, eligible employees of the Company may authorize the Company to deduct amounts from their compensation, which amounts are used to enable the employees to purchase shares of the Company’s common stock. The purchase price per share is 85% of the fair market value of the common stock as of the first date or the ending date of the applicable semi-annual purchase period, whichever is less (the “Look-Back Provision”). The 15% discount and the Look-Back Provision make the ESPP compensatory. The Black-Scholes option pricing model was used to value the employee stock purchase rights. For the years ended December 31, 2014, 2013 and 2012, the following weighted-average assumptions were used in the valuation of the stock purchase rights:

	Years Ended December 31,
	2014	2013	2012
Expected Volatility	41%	126%	129%
Dividend Yield	0%	0%	0%
Risk-Free Interest Rate	0.05%	0.11%	0.18%
Expected Term (years)	0.50	0.50	0.50
Weighted-average grant date fair value per right	$1.04	$2.46	$11.65

Stock-Based Compensation Expense

Total stock-based compensation expense, including expense recorded for the ESPP, was as follows (in thousands):

	Years Ended December 31,
	2014	2013		2012
Research and development	$825	$1,451	(1)	$460
General and administrative	1,350	1,694	(2)	500
Total employee stock-based compensation	$2,175	$3,145		$960

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

The Company maintains a defined contribution 401(k) plan, or the 401(k) Plan. Employee contributions are voluntary and are determined on an individual basis, limited by the maximum amounts allowable under federal tax regulations. Prior to 2011, the Company had not made any contributions to the 401(k) Plan. In December 2012, the Company amended its 401(k) plan to provide for non-elective employer contribution at the Company’s discretion. During the year ended December 31, 2014 and 2013, the Company contributed approximately $185,000 and $260,000, respectively, in non-elective employer contribution into the employees’ 401(k) accounts.

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

The significant components of the Company’s deferred tax assets for the years ended December 31, 2014 and 2013 are as follows (in thousands):

	December 31,
	2014	2013
Deferred tax assets:
Net operating loss carryforwards	$32,315	$26,306
Tax credits	2,307	1,857
Intangible assets	2,343	2,217
Capitalized R&D	28,105	23,458
Other	1,110	606
Total deferred tax assets	66,180	54,444
Deferred tax liabilities	—	—
Valuation allowance	(66,180)	(54,444)
Net deferred tax asset	$—	$—

A reconciliation of the statutory tax rates and the effective tax rate for the years ended December 2014, 2013, and 2012 is as follows:

	2014	2013	2012
Statutory rate	34%	34%	34%
State tax	6%	6%	(11)%
Tax credit	1%	2%	0%
Expiration of tax attributes due to section 382 limitations	0%	0%	(118)%
Stock based compensation	(1)%	(3)%	0%
Revaluation of warrant liability	0%	0%	11%
Valuation allowance	(40)%	(39)%	84%
Effective tax rates	0%	0%	0%

Tax benefits of net operating losses, temporary differences and credit carryforwards are recorded as an asset to the extent that management assesses that realization is “more likely than not.” Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carryforward period. Because of the Company’s history of operating losses, management believes that the deferred tax assets arising from the above-mentioned future tax benefits are currently not likely to be realized and, accordingly, has provided a full valuation allowance. The net valuation allowance increased by $11.7 million in 2014, increased by $11.9 million in 2013, and decreased by $38.3 million in 2012.

The amount of the valuation allowance for deferred tax assets associated with excess tax deductions from stock-based compensation arrangements that would be allocated to contributed capital if the future tax benefits are subsequently recognized is $1.4 million.

Net operating losses and tax return credit carryforwards as of December 31, 2014, are as follows (in thousands):

	Amount	Expiration Years
Net operating losses—federal	$81,161	Beginning 2024
Net operating losses—state	$80,914	Beginning 2015
Tax return credits—federal	$969	Beginning 2032
Tax return credits—state	$2,027	Do not expire

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

Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, provide for annual limitations on the utilization of net operating loss and research and experimentation credit carryforwards if the Company were to undergo an ownership change, as defined in Section 382.  In general, an ownership change occurs whenever the percentage of the shares of a corporation owned, directly or indirectly, by 5-percent shareholders, as defined in Section 382, increases by more than 50 percentage points over the lowest percentage of the shares of such corporation owned, directly or indirectly, by such 5-percent shareholders at any time over the preceding three years. The Company incurred an ownership change within the meaning of Section 382 and 383 during 2012 and as such, the Company’s net operating loss carryforwards are limited.   In addition, the pre-change R&D tax credits have also been limited for federal tax purposes.  As a result of the Section 382 limitation, $144.9 million of the Company’s net operating losses and $11.5 million of R&D credits have been written off.  As of December 31, 2014, the Company had federal net operating losses of $40.2 million that are subject to an annual limitation of $4.8 million through 2016 and decreases to $1.1 million thereafter.  Any unused annual limitation balance is available for carryforward to subsequent years for utilization.  The federal and state R&D credits reported are not subject to limitation.

Subsequent to 2012 and through 2014, the Company has sold an aggregate of 4,260,419 shares of its common stock under an ATM with Cowen and an equity purchase agreement with LPC, such an ownership change may have occurred again.  Accordingly, the utilization of net operating loss and credit carryforwards which existed at that time could be limited.  The Company has not completed a Section 382 analysis to assess whether an ownership change has occurred or whether there have been multiple ownership changes since the Company became a “loss corporation” under the Code.  The Company has and will continue to evaluate alternative analyses permitted under Section 382 and IRS notices to determine whether or not any ownership changes have occurred and may occur (and if so, when they occurred) that would result in limitations on its net operating losses (“NOLs”) or certain other tax attributes.

As of December 31, 2014, the Company had unrecognized tax benefits of $1.0 million, all of which would not currently affect the Company’s effective tax rate if recognized due to the Company’s deferred tax assets being fully offset by a valuation allowance. The Company did not anticipate any significant change to the unrecognized tax benefit balance as of December 31, 2014. A reconciliation of unrecognized tax benefits is as follows (in thousands):

Amount
Balance as of December 31, 2011	$1,765
Reductions based on tax positions related to prior years	(1,300)
Additions based on tax positions related to current year	80
Balance as of December 31, 2012	545
Additions based on tax positions related to prior year	104
Additions based on tax positions related to current year	179
Balance as of December 31, 2013	828
Additions based on tax positions related to prior year	—
Additions based on tax positions related to current year	171
Balance as of December 31, 2014	$999

For the year ended December 31, 2012, the $1.3 million reduction in the unrecognized tax benefit related to prior years’ positions is due to the Section 382 limitation discussed above.

The Company would classify interest and penalties related to uncertain tax positions in income tax expense, if applicable. There was no interest expense or penalties related to unrecognized tax benefits recorded through December 31, 2014. The tax years 2004 through 2014 remain open to examination by one or more major taxing jurisdictions to which the Company is subject.

The Company does not anticipate that total unrecognized net tax benefits will significantly change prior to the end of 2015.

13.	RESTATEMENT OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS

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

Impact of the Restatement

The effects of the restatement on the following financial statement line items as of and for the periods indicated are summarized in the following tables (in thousands except share and per share amounts, net loss per basic and diluted share has been adjusted for the Company’s 1-for-8 reverse split of its outstanding common stock effectuated on July 15, 2013) :

Consolidated Statement of Operations impact for the Year ended December 31, 2012

	Year ended December 31,
	2012
	As reported	Adjustments	As restated

Operating expenses
Research and development	$49,219	$—	$49,219
General and administrative	6,715	—	6,715
Total operating expense	55,934	—	55,934
Loss from operations	(55,934)	—	(55,934)
Other income (expense):
Other income (expense)	(111)	—	(111)
Interest expense	(3,354)	—	(3,354)
Mark-to-market adjustment of warrants liability	—	14,070	14,070
Beneficial conversion features	—	—	—
Total other income (expense)	(3,465)	14,070	10,605
Net loss	$(59,399)	$14,070	(45,329)
Net loss per share — basic and diluted	$(8.22)	$1.95	$(6.27)
Weighted average shares used in net income (loss) per share — basic and diluted	7,225,406	—	7,225,406

Additional paid-in Capital and Accumulated Deficit Impact

In addition to the effects on the consolidated statement of operations for the year ended December 31, 2012, discussed above, the restatement affected Additional Paid In Capital, Accumulated Deficit and Total Stockholders’ Equity (Deficit).  Total Stockholders’ Equity (Deficit) decreased from $19,084 (as previously reported) to $2,746 (as restated) as of December 31, 2011.  The restatement affected Additional Paid In Capital and Accumulated Deficit as of December 31, 2011 and 2012 as follows:

	Year Ended
	December 31,
	2011	2012

Additional paid-in capital, as previously reported (1)	$220,087	$256,859
Total restatement adjustments	(6,300)	(4,032)
Additional paid-in capital, as restated (1)	$213,787	$252,827

(1)  Adjusted for the Company’s 1-for-8 reverse stock split effectuated on July 15, 2013.

	Year Ended
	December 31,
	2011	2012

Deficit accumulated during the development, as previously reported	$(200,979)	$(260,378)
Effect of restatement adjustment on deficit accumulated during the development stage for the current period	(3,738)	14,070
Cumulative adjustment to deficit accumulated during the development stage	(6,300)	(10,038)
Total restatement adjustments	(10,038)	4,032
Deficit accumulated during the development, as restated	$(211,017)	$(256,346)

The restatement effect on the statement of cash flows for the year ended December 31, 2012 was the non-cash mark-to-market adjustment on the warrant liability of $14,070 and an offsetting effect on net loss, resulting in no net impact to the consolidated statements of cash flows.  Therefore, the consolidated statement of cash flows is not included as there were no changes to the Company’s operating, investing and financing net cash flows as previously reported.

14.	SUMMARIZED QUARTERLY UNAUDITED FINANCIAL DATA

Quarterly results were as follows (in thousands, except per share data):

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
2014
OPERATING EXPENSES:
Research and development	$5,765	$5,279	$5,268	$5,527
General and administrative	1,844	1,586	1,419	1,771
LOSS FROM OPERATIONS	(7,609)	(6,865)	(6,687)	(7,298)
Other income (expense)	(48)	(31)	(14)	(3)
Interest income (expense)	(259)	(360)	(286)	(144)
NET LOSS	$(7,916)	$(7,256)	$(6,987)	$(7,445)
Net loss per share—basic and diluted	$(0.39)	$(0.34)	$(0.31)	$(0.32)
Shares used in computing basic and diluted net loss per share	20,123,447	21,479,386	22,747,308	22,926,664

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
2013
OPERATING EXPENSES:
Research and development	$4,929	$5,265	$4,051	$7,439
General and administrative	1,972	1,688	1,470	1,433
LOSS FROM OPERATIONS	(6,901)	(6,953)	(5,521)	(8,872)
Other income (expense)	25	(6)	14	(48)
Interest income (expense)	(704)	(1,322)	(296)	(277)
NET LOSS	$(7,580)	$(8,281)	$(5,803)	$(9,197)
Net loss per share—basic and diluted	$(0.49)	$(0.43)	$(0.30)	$(0.48)
Shares used in computing basic and diluted net loss per share	15,515,502	19,059,130	19,196,140	19,354,950

15.	SUBSEQUENT EVENTS

As previously reported, in January 2015, the Company sold $8.0 million in common shares under the registration statement filed with the SEC on Form S-3 (File No. 333-187780), consisting of 2,795,895 shares and 420,751 shares of the Company’s common stock to Zenyaku and Amgen, respectively.  The Company received net cash proceeds of $7.0 million from Zenyaku for the shares sold to Zenyaku.  The consideration paid by Amgen for its shares of the Company’s common stock was in the form of a waiver of a fee otherwise payable to Amgen by the Company under an amendment to the Amgen Agreement.

Subsequent to December 31, 2014 and through the date of this report, the Company received net cash proceeds of approximately $11.5 million pursuant to the sale of equity through its ATM program.

In March 2015, the Company terminated the 2013 Purchase Agreement with LPC, which had a remaining balance of $14.1 million and executed the 2015 Purchase Agreement with more favorable terms, pursuant to which the Company has the right, but not obligation, to sell to LPC up to an aggregate of $10.0 million in shares of common stock over a period of two years.  As a result of the execution of the 2015 Purchase agreement, $56.7 million remains available for future issuance under the Company’s shelf registration statement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANTHERA PHARMACEUTICALS, INC.

By:	/s/ Paul F. Truex
Paul F. Truex

President and Chief Executive Officer
(Principal Executive Officer)

Dated: March 16, 2015

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

Signature	Title	Date

/s/ Paul F. Truex	President, Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2015
Paul F. Truex

/s/ May Liu	Senior Vice President, Finance and Administration (Principal Accounting Officer)	March 16, 2015
May Liu

/s/ Christopher S. Henney	Chairman of the Board of Directors	March 16, 2015
Christopher S. Henney

/s/ Brian R. Mueller	Director	March 16, 2015
Brian R. Mueller

/s/ Philip T. Sager	Director	March 16, 2015
Philip T. Sager

/s/ Steven B. Engle	Director	March 16, 2015
Steven B. Engle

/s/ David E. Thompson	Director	March 16, 2015
David E. Thompson

/s/ Sanford S. Zweifach	Director	March 16, 2015
Sanford S. Zweifach

Exhibit Index

Number	Description

3.1	Fifth Amended and Restated Certificate of Incorporation(1)

3.2	Certificate of Amendment to the Fifth Amended and Restated Certificate of Incorporation filed October 12, 2012(2)

3.3	Certificate of Amendment to the Fifth Amended and Restated Certificate of Incorporation filed July 12, 2013 and effective July 15, 2013(3)

3.4	Amended and Restated Bylaws(4)

4.1	Specimen certificate evidencing shares of common stock(5)

4.2	Form of Warrant sold pursuant to that Securities Purchase Agreement, among the Company and the purchasers thereto, dated September 20, 2010(6)

4.3	Form of Warrant Agreement dated as of March 25, 2011(7)

#10.1	2005 Equity Incentive Plan and form agreements thereunder(8)

#10.2	Amended and Restated 2010 Stock Option and Incentive Plan(9)

#10.3	Certificate of Amendment to Amended and Restated 2010 Stock Option and Incentive Plan(10)

#10.4	Form of Non-Qualified Stock Option Agreement for Company Employees Under the Anthera Pharmaceuticals, Inc. 2010 Stock Option and Incentive Plan(11)

#10.5	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors Under the Anthera Pharmaceuticals, Inc. 2010 Stock Option and Incentive Plan(11)

#10.6	Form of Incentive Stock Option Agreement Under the Anthera Pharmaceuticals, Inc. 2010 Stock Option and Incentive Plan(11)

#10.7	Form of Restricted Stock Award Agreement Under the Anthera Pharmaceuticals, Inc. 2010 Stock Option and Incentive Plan(11)

#10.8	Restricted Stock Unit Award Agreement Under the Anthera Pharmaceuticals, Inc. 2010 Stock Option and Incentive Plan(12)

#10.9	2010 Employee Stock Purchase Plan(13)

#10.10	Amendment No. 1 to 2010 Employee Stock Purchase Plan(14)

#10.11	Amendment No. 2 to 2010 Employee Stock Purchase Plan(15)

#10.12	2013 Stock Option and Incentive Plan(16)

#10.13	Form of Non-Qualified Stock Option Agreement for Company Employees Under the 2013 Stock Option and Incentive Plan(17)

#10.14	Form of Non-Qualified Stock Option Agreement for Non-Employees Directors Under the 2013 Stock Option and Incentive Plan(17)

#10.15	Form of Incentive Stock Option Agreement Under the 2013 Stock Option and Incentive Plan(17)

#10.16	Form of Restricted Stock Award Agreement Under the 2013 Stock Option and Incentive Plan(17)

#10.17	Form of Restricted Stock Unit Award Agreement Under the 2013 Stock Option and Incentive Plan(17)

#10.18	Form of Amended and Restated Indemnification Agreement(18)

#10.19	Form of Amended and Restated Change in Control Agreement(19)

#10.20	Form of Amended and Restated Severance Benefits Agreement(20)

+10.21	License Agreement between Amgen Inc. and the Company, dated as of December 18, 2007(21)

10.22	Amendment No. 1 to License Agreement between Amgen Inc. and the Company, dated as of October 16, 2009(22)

+10.23	Amendment No. 2 to License Agreement between Amgen Inc. and the Company, dated as of November 26, 2014

10.24	Form of Securities Purchase Agreement, among the Company and the purchasers thereto, dated September 20, 2010(23)

10.25	Lease by and between the Company and MEPT Mount Eden LLC, dated as of May 4, 2011(24)

10.26	Lease Amendment by and between the Company and MEPT Mount Eden LLC, dated as of November 13, 2013(25)

10.27	Second Amended and Restated Change in Control Agreement, by and between the Company and Dr. Colin Hislop, dated as of August 5, 2011(26)

10.28	Second Amended and Restated Change in Control Agreement, by and between the Company and Dr. Debra Odink, dated as of August 5, 2011(27)

10.29	Deferred Compensation Agreement by and between the Company and Paul Truex, effective as of December 27, 2012(28)

10.30	Deferred Compensation Election Form by and between the Company and Paul Truex, effective as of December 7, 2013(29)

10.31	Deferred Compensation Election Form by and between the Company and Paul Truex, effective as of December 23, 2014

+ 10.32	License Agreement between the Company and Eli Lilly, dated as of July 11, 2014(30)

+ 10.33	Collaboration and License Agreement between the Company and Zenyaku Kogyo Co., Ltd., dated as of December 11, 2014

+ 10.34	Stock Purchase Agreement between the Company and Zenyaku Kogyo Co., Ltd., dated as of December 11, 2014

10.35	Subscription Agreement between the Company and Zenyaku Kogyo Co., Ltd., dated as of January 27, 2015

10.36	Subscription Agreement between the Company and Amgen Inc., dated as of January 27, 2015

14.1	Code of Business Conduct and Ethics(31)

16.1	Letter from Deloitte & Touche LLP, regarding change in certified accountant(32)

21.1	Subsidiaries of Anthera Pharmaceuticals, Inc.(33)

23.1	Consent of BDO USA LLP, independent registered public accounting firm

23.2	Consent of Deloitte & Touche LLP, independent registered public accounting firm

24.1	Power of Attorney (included on signature page hereto)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

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

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension DefinitionLinkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

+	Certain provisions of this Exhibit have been omitted pursuant to a request for confidential treatment.

#	Indicates management contract or compensatory plan, contract or agreement.

(1)	Filed as Exhibit 3.6 to the registrant’s Registration Statement on Form S-1/A (File No. 333-161930), filed with the SEC on February 3, 2010 and incorporated herein by reference.

(2)	Filed as the same numbered exhibit to the registrant’s Annual Report on Form 10-K, filed with the SEC on March 26, 2013 and incorporated herein by reference.

(3)	Filed as Exhibit 3.1 to the registrant Current Report on Form 8-K, filed with the SEC on July 16, 2013 and incorporated herein by reference.

(4)	Filed as Exhibit 3.7 to the registrant’s Registration Statement on Form S-1/A (File No. 333-161930) filed with the SEC on February 3, 2010 and incorporated herein by reference.

(5)
Filed as the same numbered exhibit to the registrant’s Amendment No. 3 to Registration Statement on Form S-1 (File No. 333-161930), filed with the SEC on January 29, 2010 and incorporated herein by reference.

(6)	Filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K, filed with the SEC on September 22, 2010 and incorporated herein by reference.

(7)	Filed as Exhibit 10.2 to registrant’s Current Report on Form 8-K, filed with the SEC on March 29, 2011 and incorporated herein by reference.

(8)	Filed as the same numbered exhibit to the registrant’s Registration Statement on Form S-1 (File No. 333-161930), filed with the SEC on September 15, 2009 and incorporated herein by reference.

(9)	Filed as Appendix A to the registrant’s Definitive Proxy Statement on Schedule 14A, filed with the SEC on June 8, 2010 and incorporated herein by reference.

(10)	Filed as Exhibit 10.2 to registrant’s Quarterly Report on Form 10-Q, filed with the SEC on August 12, 2011 and incorporated herein by reference.

(11)	Filed as Exhibit 10.2 to the registrant’s Amendment No. 4 to Registration Statement on Form S-1 (File No. 333-161930), filed with the SEC on February 3, 2010 and incorporated herein by reference.

(12)	Filed as Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q, filed with the SEC on May 14, 2010 and incorporated herein by reference.

(13)	Filed as Appendix B to the registrant’s Definitive Proxy Statement on Schedule 14A, filed with the SEC on June 8, 2010 and incorporated herein by reference.

(14)	Filed as Exhibit 10.42 to the registrant’s Annual Report on Form 10-K, filed with the SEC on March 7, 2011 and incorporated herein by reference.

(15)	Filed as Exhibit 10.34 to the registrant’s Annual Report on Form 10-K, filed with the SEC on March 26, 2013 and incorporated herein by reference.

(16)	Filed as Annex B to the registrants Definitive Proxy Statement on Schedule 14A, filed with the SEC on April 5, 2013 and incorporated herein by reference.

(17)	Filed as the same numbered exhibit to the registrant’s Annual Report on Form 10-K, filed with the SEC on March 28, 2014 and incorporated herein by reference.

(18)	Filed as Exhibit 10.3 to the registrant’s Registration Statement on Form S-1 (File No. 333-161930), filed with the SEC on September 15, 2009 and incorporated herein by reference.

(19)	Filed as the Exhibit 10.4 to the registrant’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-161930), filed with the SEC on October 19, 2009 and incorporated herein by reference.

(20)	Filed as the Exhibit 10.5 to the registrant’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-161930), filed with the SEC on October 19, 2009 and incorporated herein by reference.

(21)	Filed as Exhibit 10.10 to the registrant’s Registration Statement on Form S-1 (File No. 333-161930), filed with the SEC on September 15, 2009 and incorporated herein by reference.

(22)	Filed as Exhibit 10.18 to the registrant’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-161930), filed with the SEC on October 19, 2009 and incorporated herein by reference.

(23)	Filed as Exhibit 10.1 to registrant’s Current Report on Form 8-K, filed with the SEC on September 22, 2010 and incorporated herein by reference.

(24)	Filed as Exhibit 10.4 to registrant’s Quarterly Report on Form 10-Q, filed with the SEC on May 13, 2011, and incorporated herein by reference.

(25)	Filed as Exhibit 10.27 to registrant’s Annual Report on Form 10-K, filed with the SEC on March 28, 2014, and incorporated herein by reference.

(26)	Filed as Exhibit 10.1 to registrant’s Current Report on Form 8-K, filed with the SEC on August 9, 2011 and incorporated herein by reference.

(27)	Filed as Exhibit 10.2 to registrant’s Current Report on Form 8-K, filed with the SEC on August 9, 2011, and incorporated herein by reference.

(28)	Filed as Exhibit 10.35 to registrant’s Annual Report on Form 10-K, filed with the SEC on March 26, 2013, and incorporated herein by reference.

(29)	Filed as Exhibit 10.31 to registrant’s Annual Report on Form 10-K, filed with the SEC on March 28, 2014 and incorporated herein by reference.

(30)	Filed as Exhibit 10.1 to registrant’s Quarterly Report on Form 10-Q/A, filed with the SEC on December 12, 2014 and incorporated herein by reference

(31)	Filed as the same numbered exhibit to the registrant’s Annual Report on Form 10-K, filed with the SEC on March 7, 2011 and incorporated herein by reference.

(32)	Filed as the same numbered exhibit to the registrant’s Current Report on Form 8-K, filed with the SEC on September 9, 2013, and incorporated herein by reference.

(33)	Filed as the same numbered exhibit to the registrant’s Annual Report on Form 10-K, filed with the SEC on March 14, 2012 and incorporated herein by reference.