Form 10-Q
period 2015-03-31
Anthera Pharmaceuticals Inc
filed 2015-05-11
CIK 1316175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of May 1, 2015 the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 35,816,364.

ANTHERA PHARMACEUTICALS, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2015

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ANTHERA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	March 31, 2015	December 31, 2014 (1)
ASSETS
Current assets:
Cash and cash equivalents	$41,648	$2,639
Accounts receivable	650	-
Prepaid expenses and other current assets	861	383
Total current assets	43,159	3,022
Property and equipment — net	410	468
TOTAL	$43,569	$3,490

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$2,558	$2,232
Accrued clinical expenses	1,840	1,239
Accrued liabilities	398	211
Accrued payroll and related costs	1,610	1,069
Deferred revenue – current	586	--
Other current liabilities	-	1,000
Total current liabilities	6,992	5,751
Deferred revenue - noncurrent	1,465	-
Total liabilities	8,457	5,751
Commitments and Contingencies (Note 6)
Stockholders’ equity (deficit):
Common stock, $0.001 par value, 100,000,000 shares authorized; 35,816,364 and 23,005,209 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	36	23
Additional paid-in capital	359,547	314,527
Accumulated deficit	(324,471)	(316,811)
Total stockholders’ equity (deficit)	35,112	(2,261)
TOTAL	$43,569	$3,490

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.
(1) Derived from audited Financial Statements.

ANTHERA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2015	2014

REVENUES:
License fee	$49	$—
Sponsored research and development	196	—
Total revenues	245	—

OPERATING EXPENSE:
Research and development	5,995	5,765
General and administrative	1,907	1,844
Total operating expenses	7,902	7,609
LOSS FROM OPERATIONS	(7,657)	(7,609)
OTHER INCOME (EXPENSE):
Other income (expense)	(3)	(48)
Interest expense	—	(259)
Total other income (expense)	(3)	(307)
NET LOSS	$(7,660)	$(7,916)
Net loss per share - Basic and diluted	$(0.28)	$(0.39)
Weighted average number of shares used in per common share calculations-basic and diluted:	27,595,081	20,132,252

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ANTHERA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2015	2014
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(7,660)	$(7,916)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	68	89
Stock-based compensation expense	503	836
Amortization of discount and deferred interest on notes payable	—	20
Amortization of debt issuance costs	—	22
Changes in assets and liabilities:
Accounts receivable	(650)	—
Prepaid expenses and other assets	(478)	(266)
Accounts payable	326	1,806
Accrued clinical expenses	601	38
Accrued liabilities	187	(172)
Accrued payroll and related costs	541	269
Deferred revenue	(49)	—
Net cash used in operating activities	(6,611)	(5,274)
INVESTING ACTIVITIES:
Property and equipment purchases	(10)	—
Decrease in restricted cash	—	2,400
Net cash (used in) provided by investing activities	(10)	2,400
FINANCING ACTIVITIES:
Principal payment against note payable	—	(3,114)
Proceeds from issuance of common stock, net of offering costs	38,534	3,117
Proceeds from issuance of common stock to collaborative partner	7,000	—
Proceeds from issuance of common stock pursuant to exercise of stock options	96	—
Net cash provided by financing activities	45,630	3
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	39,009	(2,871)
CASH AND CASH EQUIVALENTS — Beginning of period	2,639	25,946
CASH AND CASH EQUIVALENTS — End of period	$41,648	$23,075

SUPPLEMENTAL CASH DISCLOSURES OF CASH FLOW INFORMATION
Non-cash financing activities:
Issuance of common stock in the form of a waiver of a fee otherwise payable to Amgen under the Amgen Agreement	$1,000	$—

 The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ANTHERA PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization

Anthera Pharmaceuticals, Inc. (the “Company” or “Anthera”) is a biopharmaceutical company focused on advancing the development and commercialization of innovative medicines that benefit patients with unmet medical needs. The Company’s first Phase 3 product candidate, blisibimod, targets B-cell activating factor, or BAFF, which has been shown to be elevated in a variety of B-cell mediated autoimmune diseases, including systemic lupus erythematosus, or lupus, Immunoglobulin A nephropathy, or IgA nephropathy, lupus nephritis, and others.  The Company’s second Phase 3 product candidate, liprotamase, is a novel non-porcine investigational Pancreatic Enzyme Replacement Therapy (“PERT”) intended for the treatment of patients with Exocrine Pancreatic Insufficiency (“EPI”), often seen in patients with cystic fibrosis and other conditions.

Liquidity and Need for Additional Capital

The Company’s planned principal operations are acquiring product and technology rights, raising capital and performing research and development activities. The Company is currently conducting research and development activities to treat autoimmune diseases and EPI.  The Company’s activities are subject to significant risks and uncertainties. Successful completion of the Company’s development programs and, ultimately, the attainment of profitable operations are dependent on future events, including, among other things, its ability to access potential markets; secure financing; develop a customer base; attract, retain and motivate qualified personnel; and develop strategic alliances.

Since inception in 2004, the Company has funded its operations through equity offerings, private placements of convertible debt and debt financing. On January 27, 2015, the Company received $7.0 million from its collaborative partner, Zenyaku, Kogyo Co., Ltd., (“Zenyaku”), pursuant to the issuance of 2,795,895 shares of its common stock to Zenyaku under the terms of a collaborative arrangement.  Under the terms of the collaborative arrangement, Zenyaku has agreed to pay the Company up to another $15.0 million over the next 12 months through a combination of a forgivable loan and multiple equity purchases of the Company’s common stock at a thirty-percent price premium.  During the quarter ended March 31, 2015, the Company received net proceeds of $11.6 million pursuant to the sale of its common stock through an at-the-market program (“ATM”) with Cowen and Company, LLC (“Cowen”) and $26.9 million pursuant to an equity offering under the Company’s universal shelf registration statement on Form S-3.  As of the date of this report, the Company anticipates its existing cash, anticipated equity investment and loan proceeds from Zenyaku, partial reimbursement of global blisibimod development expense from Zenyaku, access to the capital market through an equity purchase agreement with LPC and an ATM agreement with Cowen will be sufficient to fund its near term liquidity needs for at least the next 12 months.

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

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for Quarterly Reports on Form 10-Q and do not contain all of the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. The accompanying unaudited Condensed Consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 16, 2015.  In the opinion of management, the accompanying unaudited Condensed Consolidated financial statements reflect all adjustments, which include only normal recurring adjustments necessary to present fairly the Company’s interim consolidated financial information. The results for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015 or for any other period. The consolidated balance sheet as of December 31, 2014 has been derived from the audited financial statements as of that date but it does not include all of the information and notes required by U.S. GAAP.

The Company has evaluated events and transactions subsequent to the balance sheet date and has disclosed all events or transactions that occurred subsequent to the balance sheet date but prior to filing this Quarterly Report on Form 10-Q that would require recognition or disclosure in the unaudited Condensed Consolidated Financial Statements.

Significant Accounting Policies

During the quarter ended March 31, 2015, the Company established an accounts receivable policy to account for receivable balances owed to the Company from its collaborative partner, Zenyaku.  The Company’s accounts receivable balance is comprised of amounts due from Zenyaku for the reimbursement of i) 100% of blisibimod development cost in Japan for IgA nephropathy; ii) 25% of global blisibimod development cost outside of Japan for IgA nephropathy; and iii) a percentage of Anthera’s personnel cost at a pre-determined Full-Time Equivalent, or FTE rate.  Excluding the accounts receivable policy, there have been no changes to the Company’s significant accounting policies for the three months ended March 31, 2015 as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Use of Estimates

The preparation of these condensed consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, expenses and related disclosures. On an ongoing basis, management evaluates its estimates, including critical accounting policies or estimates related to clinical trial accruals, the tax provision, stock-based compensation, allocation of consideration to various elements under multiple-element collaboration arrangement and recognition of revenue. The Company bases its estimates on historical experience and on various other market specific and other relevant assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ significantly from these estimates.

2. COLLABORATIVE AGREEMENT

On December 11, 2014, the Company entered into an exclusive license agreement with Zenyaku (“Zenyaku Agreement”) to develop and commercialize drug candidates relating to blisibimod in Japan and potentially other countries throughout Asia, while the Company retained full development and commercialization rights of blisibimod for all other global territories including North America and the European Union. Under the terms of the Zenyaku Agreement, the Company has the right to receive an upfront and forgivable loan of $7.0 million, milestone payments of up to $22.0 million contingent upon the achievement of certain regulatory and commercial sales milestones, and up to $15.0 million in sales of the Company’s common stock at a purchase price equal to 1.3 times the volume weighted average price of the Company’s common stock for 20 trading days prior to the delivery of the closing notice, (the “Premium Purchase Price”).  The Company exercised this right with respect to $7.0 million in shares of its common stock, and issued 2,795,895 shares at a price per share of $2.50367 to Zenyaku in exchange for $7.0 million in cash, pursuant to the terms of a subscription agreement dated January 27, 2015.  Additionally, Zenyaku was granted an option to obtain licensing rights for additional countries in Asia for an incremental equity investment of $4.0 million in Anthera stock.  Zenyaku is responsible for all development, marketing and commercialization costs and will reimburse Anthera for i) 100% of blisibimod development cost in Japan for IgA nephropathy; ii) 25% of global blisibimod development cost outside of Japan for IgA nephropathy; iii) a percentage of Anthera’s personnel cost at a pre-determined FTE rate and iv) exclusive purchase of blisibimod clinical drug supplies at cost and blisibimod commercial drug products from the Company at a premium to the Company’s manufacturing cost. Outside of Japan, the Company will be solely responsible for the development and commercialization of blisibimod. The collaborative development effort between the parties will be overseen by a joint development committee.

The Zenyaku Agreement will continue on a country-by-country and product-by-product basis until the later of the last to expire patent covering such product containing blisibimod in such country or ten years following the commercial launch of a product containing blisibimod in such country, unless terminated earlier. Zenyaku may terminate the agreement at will or in the event that annual sales of the generic drug containing blisibimod reach 50% of annual sales of the drug resulting from this collaboration in Japan and other potential Asian countries. If the agreement is not terminated early, Zenyaku may continue to obtain clinical/commercial drug supplies from Anthera after such expiration for up to three (3) years by providing a written notice to discontinue such supplies.  Either party may terminate the agreement if a party materially breaches the agreement. In addition, Anthera may terminate the agreement if Zenyaku challenges any Anthera patent. Upon expiration (but not before termination), Zenyaku may retain the licensed patent on a fully-paid and royalty free (subject to the Amgen Inc. royalty and any third party payments), irrevocable and perpetual basis. If termination is due to material breach by Anthera, Zenyaku is entitled to retain all license rights; however, is still obligated to pay the milestone payments to Anthera, the Amgen royalty and any third party payments. Upon termination due to material breach or at will by Zenyaku, then all license rights granted to Zenyaku automatically terminate.

The Company’s deliverables under the Zenyaku Agreement include the delivery of rights to and license for blisibimod in Japan and performance of research and development activities under a joint development plan. The delivered license does not have standalone value at the inception of the arrangement due to the Company’s proprietary expertise with respect to the licensed compound and related ongoing developmental participation under the collaboration agreement, which is required for Zenyaku to fully realize the value from the delivered license. Therefore, the fees received related to the license will be recorded as deferred revenue and recognized over the estimated performance period under the agreement, which is the product development period.  Although the Zenyaku Agreement does not provide a contractually stated price for the rights to blisibimod, the Company determined the Premium Purchase Price to be paid by Zenyaku for its equity investment in Anthera represents consideration for the rights to blisibimod and will record deferred revenue as shares are issued to Zenyaku at the Premium Purchase Price.  The Company will periodically review and, if necessary, revise the estimated periods of performance of its collaboration with Zenyaku. Fees for the performance of sponsored research and development activities and services are not refundable.  Therefore, the Company will recognize all FTE reimbursement in sponsored research and development revenue as such services are rendered.  Reimbursement for certain development costs will be recorded as a reduction to research and development expense in the period in which such reimbursement becomes due in accordance with ASC 808 Collaborative Arrangements, subtopic ASC 808-10-45.  During the quarter ended March 31, 2015, the Company recorded total revenue of $245,000, which was comprised of $196,000 for the reimbursement of FTEs and $49,000 for the amortization of the Premium Purchase Price.  In addition, during the quarter ended March 31, 2015, the Company recorded $453,000 as a reduction to research and development expenses in connection with the reimbursement of qualifying costs under the collaboration agreement.   All such amounts due from Zenyaku were included in accounts receivable and were unbilled as of March 31, 2015.  The Company recorded the accounts receivable at March 31, 2015 because fees earned for the performance of sponsored research and development activities and services are not refundable and Zenyaku is contractually obligated to reimburse the Company for its qualifying costs incurred under the collaboration agreement.

Of the remaining potential future milestones, $7.0 million are related to regulatory milestones and $15.0 million are related to commercialization milestones that may be received under the Zenyaku Agreement. Regulatory milestones include the filing and acceptance of regulatory applications for marketing approval in major markets.  Commercialization milestones include the achievement of first commercial sales in a particular market or annual product sales in excess of a pre-specified threshold. At the inception of the collaboration agreement the Company assessed regulatory milestones to be substantive where there was substantive scientific and regulatory uncertainty of achievement, the amounts of payments assigned were considered to be commensurate with the enhancement, that occurred subsequent to inception of the Zenyaku Agreement, and where the value of the delivered rights and license of blisibimod and the Company’s performance is necessary to the achievement of the milestone. Accordingly, the Company will recognize payments related to the achievement of such milestones, if any, when such milestone is achieved. Regulatory milestones that do not meet these conditions are considered non-substantive and payments related to the achievement of such milestones, if any, will be recorded as deferred revenue and amortized ratably over the estimated period of performance. Final determination of whether a regulatory milestone is substantive will depend upon the Company’s role in achieving the milestone. The specific role and responsibilities related to the regulatory and development activities for certain of these milestones have yet to be determined and may change during the development period. Under the Zenyaku Agreement, Zenyaku will initially be responsible for commercialization activities and the Company initially may not be involved in the achievement of these commercialization milestones. These commercialization milestones would typically be achieved after the completion of the Company’s regulatory and development activities. If there are no future development obligations, the Company expects to account for the commercialization milestones in the same manner as royalties, with revenue recognized upon achievement of the milestone.

Pursuant to the Zenyaku Agreement, the Company is entitled to enter into a loan agreement with Zenyaku for an aggregate principal amount of $7.0 million, of which $5.0 million, together with interest thereon, is forgivable upon certain achievement of the primary endpoint identified in the first Phase 3 Study for blisibimod to treat IgA nephropathy and the remaining $2.0 million, together with interest thereon, is forgivable upon the submission of the first Biologics License Application for blisibimod in the licensed territory. In exchange, Anthera will issue a Secured Promissory Note to Zenyaku  (the “Promissory Note”), to be secured by certain information and materials necessary for the manufacture of blisibimod, with a maturity date of December 11, 2021 and stated interest rate of 1% per annum. The loan agreement is planned for execution in the second quarter of 2015.  Proceeds from the Promissory Note and granting the license rights will be allocated in part to the Promissory Note based on its aggregate fair value at the dates of receipt. This fair value will be determined by discounting cash flows using a discount rate of market rate of borrowings that could be obtained by companies with credit risk similar to Anthera. The remainder of the proceeds will be recognized as debt issuance discount and will be allocated to the value of the license fee granted to Zenyaku and recognized over the product development period while the debt discount will be amortized over the term of the Promissory Note using the effective interest rate method.

3. RESEARCH AWARD

In March 2015, the Company received a research award from Cystic Fibrosis Foundation Therapeutics Inc. (“CFFT”) of up to $3 million to support the manufacturing and clinical development of liprotamase.    The award is to be disbursed by CFFT to Anthera upon receipt of invoices from Anthera for incurred expenses.  At its discretion, the Company may choose to fund a particular stage of the liprotamase development plan and related payment milestone without CFFT funds.  Any CFFT funds not expended on the development program of liprotamase must be returned to CFFT and, upon such return, the amounts of such returned funds will not be included as part of the research award for the purpose of calculating royalties or other amounts owed by Anthera to CFFT.  To the extent CFFT provides or makes available any information, expertise, know-how or other intellectual property related to cystic fibrosis or the treatment, prevention or cure there-of (“CFFT Know-How”) to Anthera, CFFT grants to Anthera a non-exclusive, transferrable, sublicensable, worldwide rights and license under all of CFFT’s rights in such CFFT Know-How to assist Anthera to research, develop, commercialize, make or have made, use, sell, have sold, offer for sale, import, export and otherwise exploit the product.

In consideration for CFFT’s research award and any licenses of intellectual property granted by CFFT, the Company agrees to pay royalties to CFFT as follows: i) a one-time royalty in an amount equal to the royalty cap, payable in three installments between the first and second anniversaries of the first commercial sale of a product; ii) a one-time royalty in an amount equal to the actual award after net product sales reaches $100 million; and iii) in the event of a license, sale or other transfer of the product or a change of control transaction prior to the commercial sale of the product, a milestone payment equal to three times the actual award.

As of March 31, 2015, the Company has not drawn down on the research award.

4. NET LOSS PER SHARE

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

The following table summarizes the Company’s calculation of net loss per common share (in thousands except share and per share amounts):

	Three Months Ended March 31,
	2015	2014
Net loss per share
Numerator
Net loss	$(7,660)	$(7,916)
Denominator
Weighted-average common shares outstanding	27,595,081	20,123,252
Basic and diluted net loss per share	$(0.28)	$(0.39)

As the Company incurred net losses for all of the periods presented, the following outstanding potentially dilutive securities were excluded from the computation of diluted net loss per share, as the effect of including them would have been antidilutive:

	Three Months Ended March 31,
	2015	2014
Options to purchase common stock	3,179,728	2,105,017
Warrants to purchase common stock	556,838	675,006
Restricted Stock Units	937	7,200
Total	3,737,503	2,787,223

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

The following tables present the Company’s fair value hierarchy for all its financial assets (including those in cash and cash equivalents), in thousands, by major security type measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015
	Estimated Fair Value	Level 1	Level 2	Level 3
Money market funds	$40,676	$40,676	$—	$—

	December 31, 2014
	Estimated Fair Value	Level 1	Level 2	Level 3
Money market funds	$2,354	$2,354	$—	$—

 6. COMMITMENTS AND CONTINGENCIES

Leases

The Company leases its main operating facility in Hayward, California. The lease is for approximately 14,000 square feet. The Company recognizes rental expense on the facility on a straight line basis over the term of the lease. Differences between the straight-line net expense on rent payments are classified as deferred rent liability and included in the accrued liabilities on the balance sheet. In November 2013, the Company renewed its facility lease for an additional three years beginning October 2014 and ending September 2017.

Other Commitments

In December 2007, the Company and Amgen entered into a worldwide, exclusive license agreement (the “Amgen Agreement”) to develop and commercialize blisibimod in any indication, including for the treatment of systemic lupus erythematosus (“lupus”). Under the terms of the Amgen Agreement, the Company paid a nonrefundable, upfront license fee of $6.0 million. As there was no future alternative use for the technology, the Company expensed the license fee in research and development expenses during 2007. Under the terms of the Amgen Agreement, the Company is obligated to make additional milestone payments to Amgen of up to $33.0 million upon the achievement of certain development and regulatory milestones. The Company is also obligated to pay tiered royalties on future net sales of products, ranging from the high single digits to the low double digits, which are developed and approved as set forth in the Amgen Agreement. The Company’s royalty obligations as to a particular licensed product will be payable, on a country-by-country and licensed product-by-licensed product basis, for the longer of (a) the date of expiration of the last to expire valid claim within the licensed patents that covers the manufacture, use or sale, offer to sell, or import of such licensed product by the Company or a sublicense in such country or (b) 10 years after the first commercial sale of the applicable licensed product in the applicable country.

In connection with the collaborative arrangement with Zenyaku pursuant to the Zenyaku Agreement, the Company amended the Amgen Agreement in November 2014 to (i) adjust certain royalty and milestone payment obligations payable to Amgen in light of the collaboration between Anthera and Zenyaku and (ii) provide that the sublicense granted by Anthera to Zenyaku shall survive the termination of the Amgen Agreement.  Under this amendment, Anthera also agreed to grant Amgen the number of shares of its common stock equal to $1.0 million divided by the volume weighted average price of the Company’s common stock for 20 trading days prior to issuance. The Company accrued $1.0 million of license fees as research and development expense with a corresponding current liability in the year ended December 31, 2014. The Company issued 420,751 shares of common stock to Amgen at $2.3767 per share on January 28, 2015, pursuant to a subscription agreement with Amgen, with the consideration paid by Amgen in the form of a waiver of a fee otherwise payable to Amgen under the Amgen Agreement and eliminated the accrued liability.

On July 11, 2014, the Company and Eli Lilly and Company (“Eli Lilly”) entered into a worldwide, exclusive license agreement (the “Lilly Agreement”), to develop and commercialize liprotamase, a Phase 3 novel investigational Pancreatic Enzyme Replacement Therapy (“PERT”), for the treatment of patients with Exocrine Pancreatic Insufficiency, or EPI, often seen in patients with cystic fibrosis and other conditions. Under the terms of the Lilly Agreement, the Company was not required to make any up-front payment but is obligated to make milestone payments of up to $33.5 million for capsule products and $9.5 million for reformulated products upon the achievement of certain regulatory and commercial sales milestones, none of which have been achieved as of March 31, 2015. In addition, after sales of the licensed products exceed an aggregate of $100.0 million in the United States, the Company is obligated to pay tiered royalties on future net sales of products, ranging from the single digits to the mid-teens, and such royalty payments are developed and approved as defined in the Lilly Agreement. The Company’s royalty obligations as to a particular licensed product will be payable, on a licensed product-by-licensed product basis, for the longer of (a) the date of expiration of the last to expire valid claim within the licensed patents that covers the manufacture, use or sale, offer to sell, or import of such licensed product by the Company or a sublicense in such country, or (b) 12 years after the first commercial sale of the applicable licensed product in the applicable country.

7. STOCKHOLDERS’ EQUITY

Preferred Stock

The Company’s Fifth Amended and Restated Certificate of Incorporation designates 5,000,000 shares of the Company’s capital stock as undesignated preferred stock.  There were no preferred shares issued or outstanding as of March 31, 2015.

Warrants

In March 2011, in conjunction with the Hercules loan, the Company issued a seven-year warrant to purchase 40,178 shares of the Company’s common stock at an exercise price of $48.00 per share. The warrant was immediately exercisable and expires in March 2018. As of March 31, 2015, the warrant remained outstanding and exercisable.

In September 2010, the Company closed a private placement transaction with certain accredited investors pursuant to which the Company sold an aggregate of 1,312,492 units at a purchase price of $24.00 per unit, with each unit consisting of one share of common stock and a warrant to purchase an additional 0.40 shares of common stock. Each warrant is exercisable in whole or in part at any time until September 24, 2015 at an adjusted exercise price of $23.20 per share. As of March 31, 2015, 516,660 shares of warrants remain outstanding and exercisable.

Common Stock

On April 5, 2013, the Company entered into an equity purchase agreement (the “2013 Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“LPC”), pursuant to which the Company has the right, but not obligation, to sell to LPC up to an aggregate of $18.5 million in shares of common stock.  On March 12, 2015, the Company terminated the 2013 Purchase Agreement, which had a remaining balance of $14.1 million as of the date of termination.  Concurrent with the termination of the 2013 Purchase Agreement, the Company executed a new equity purchase agreement (the “2015 Purchase Agreement), pursuant to which the Company has the right, but not obligation, to sell to LPC up to an aggregate of $10.0 million in shares of the common stock over a period of two years in amounts as set forth in the 2015 Purchase Agreement.  No sales of common stock have been made under the 2015 Purchase Agreement as of March 31, 2015.

On November 15, 2013, the Company entered into a Sales Agreement (the “ATM Agreement”) with Cowen to create an ATM under which the Company from time to time may offer and sell shares of its common stock, par value $0.001 per share, having an aggregate offering price of up to $25.0 million through Cowen, as agent.  As of March 31, 2015, the Company had sold $21.3 million in shares of common stock, leaving a balance of $3.7 million available for future sale pursuant to the ATM Agreement.

In April 2013, the Company filed a universal shelf registration statement with the SEC on Form S-3 (File No. 333-187780) for the proposed offering from time to time of up to $100.0 million of its securities, including common stock, preferred stock, debt securities and/or warrants. On November 15, 2013, the Company registered $25.0 million under the registration statement for the Cowen ATM. In January 2015, the Company registered $8.0 million under the registration statement for the issuance of common stock to Zenyaku and Amgen. In February 2015, the Company registered $10.3 million under the registration statement for the 2015 Purchase Agreement with LPC. In March 2015, the Company utilized $28.7 million of this shelf registration in connection with an underwritten public offering, leaving a balance of $28.0 million available for future issuance under this shelf registration statement, which will expire in April 2016.

Equity Issuance

In January 2015, the Company issued $8.0 million in common shares under the registration statement on Form S-3 (File No. 333-187780), consisting of 2,795,895 shares and 420,751 shares of common stock to Zenyaku and Amgen, respectively.  The Company received net cash proceeds of $7.0 million from Zenyaku for the shares sold to Zenyaku.  The consideration paid by Amgen for its shares of the Company’s common stock was in the form of a waiver of a fee otherwise payable to Amgen by the Company under an amendment to the Amgen Agreement.

During the three months ended March 31, 2015, the Company sold 3,125,662 shares of common stock through its ATM Agreement for net proceeds of $11.6 million.

In March 2015, the Company sold 6,388,889 shares of common stock at $4.50 per share in an underwritten public offering for net cash proceeds of $26.9 million.

8.  SHARE-BASED COMPENSATION PLANS

2013 Plan

On March 25, 2013, the Company’s board of directors adopted the 2013 Stock Option and Incentive Plan (the “2013 Plan”), which was also approved by the Company’s stockholders at its annual general meeting on May 16, 2013. The Company initially reserved 1,750,000 shares of its common stock for the issuance of awards under the 2013 Plan, plus all shares remaining available for grant under the Company’s 2010 Stock Option and Incentive Plan (the “2010 Plan), plus any additional shares returned under the 2010 Plan or 2013 Plan as a result of the cancellation, forfeiture or other termination (other than by exercise) of awards issued pursuant to the 2010 Plan  or 2013 Plan, subject in all cases to adjustment including reorganization, recapitalization, reclassification, stock dividend, stock split, reverse stock split or other similar change in the Company’s capital stock. In June 2014, the Company’s shareholders approved an additional 500,000 shares of its common stock for issuance of awards under the 2013 Plan.  Of the shares of common stock reserved for issuance under the 2013 Plan, no more than 750,000 shares will be issued to any individual participant as incentive options, non-qualified options or stock appreciation rights during any calendar year. The 2013 Plan permits the granting of incentive and non-statutory stock options, restricted and unrestricted stock awards, restricted stock units, stock appreciation rights, performance share awards, cash-based awards and dividend equivalent rights to eligible employees, directors and consultants. The option exercise price of an option granted under the 2013 Plan may not be less than 100% of the fair market value of a share of the Company’s common stock on the date the stock option is granted. Options granted under the 2013 Plan have a maximum term of 10 years and generally vest over four years. In addition, in the case of certain large stockholders, the minimum exercise price of incentive options must equal 110% of fair market value on the date of grant and the maximum term is limited to five years. Subject to overall Plan limitations, the maximum aggregate number of shares of common stock that may be issued in the form of incentive options shall not exceed 6,250,000 shares of common stock. The 2013 Plan does not allow the option holders to exercise their options prior to vesting.

The terms of awards granted during the three months ended March 31, 2015 and the method for determining the grant date fair value of the awards were consistent with those described in the financial statements included in the Company’s annual Report on Form 10-K for the year ended December 31, 2014.

The following table summarizes stock option activity for the three months ended March 31, 2015 (in thousands except share and per share information):

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Balance at December 31, 2014	3,021,969	$3.67	8.92	$—
Granted	209,000	$1.58	9.76	604
Exercised	(20,620)	$4.65	8.22	12
Cancelled and expired	(6,250)	$4.56	8.21	—
Forfeited	(24,371)	3.70	—	24
Balance at March 31, 2015	3,179,728	$3.52	8.75	$4,150
Exercisable at March 31, 2015	1,120,369	$4.65	8.08	$641

 The intrinsic value of stock options represents the difference between the exercise price of stock options and the market price of our stock on that day for all in-the-money options.

The assumptions used in the Black-Scholes option-pricing model to value stock options are as follows:

	Three Months Ended March 31,
	2015	2014
Expected Volatility	92%	101%
Dividend Yield	0%	0%
Risk-Free Interest Rate	1.81%	2.11%
Expected Term (years)	6.02	6.02
Weighted-average fair value per option	$1.19	$2.66

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

Recipients of RSUs granted from the 2010 Plan are permitted to net share settle in excess of the minimum statutory withholding amount for taxes and therefore, in accordance with guidance issued by the FASB, RSUs granted from the 2010 Plan are classified as liability with the subsequent change in fair value being recorded as expense. The unsettled RSUs are re-measured at each reporting date and will continue to be re-measured until they are fully vested in approximately 0.63 years. As of March 31, 2015, the liability related to the unsettled awards was not significant.

Recipients of RSUs granted from the 2013 Plan are not permitted to net share settle in excess of the minimum statutory withholding amount for taxes and therefore, in accordance with guidance issued by the FASB. RSUs granted from the 2013 Plan are classified as equity and the fair values of the awards are recognized on a straight-line basis over the vesting term of the awards. Substantially all of the RSUs vest over four years.

2010 Employee Stock Purchase Plan (“ESPP”)

Effective July 2010, under the terms of the ESPP, eligible employees of the Company may authorize the Company to deduct amounts from their compensation, which amounts are used to enable the employees to purchase shares of the Company’s common stock. The Company initially reserved 12,500 shares of common stock for issuance thereunder plus on January 1, 2011 and each January 1 thereafter, the number of shares of stock reserved and available for issuance under the Plan shall be cumulatively increased by the lesser of (i) one percent (1%) of the number of shares of common stock issued and outstanding on the immediately preceding December 31 or (ii) 31,250 shares of common stock.  On January 1, 2015, in accordance with the ESPP’s annual increase provisions, the authorized shares in the ESPP increased by 31,250.

The purchase price per share is 85% of the fair market value of the common stock as of the first date or the ending date of the applicable semi-annual purchase period, whichever is less (the “Look-Back Provision”). The 15% discount and the Look-Back Provision make the ESPP compensatory. The Black-Scholes option pricing model was used to value the employee stock purchase rights.

	Three Months Ended March 31,
	2015	2014
Expected Volatility	52%	—
Dividend Yield	0%	—
Risk-Free Interest Rate	0.06%	—
Expected Term (years)	0.50	—

Stock-Based Compensation Expense

Total stock-based compensation expense, including expense recorded for the ESPP, was as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Research and development	$202	$354
General and administrative	301	482
Total stock-based compensation	$503	$836

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

Since inception, we have funded our operations through equity offerings, private placements of convertible debt and debt financings. We will need substantial additional financing to continue to develop our product candidates, obtain regulatory approvals and to fund operating expenses, which we will seek to raise through public or private equity or debt financings, collaborative or other arrangements with third parties or through other sources of financing. We cannot assure you that such funds will be available on terms favorable to us, if at all. We may never successfully complete development of any of our product candidates, obtain adequate patent protection for our technology, obtain necessary government regulatory approval for our product candidates or achieve commercial viability for any approved product candidates. In addition, we may not be profitable even if we succeed in commercializing our product candidates

In December 2014, we entered in an exclusive license agreement with Zenyaku Kogyo Co., Ltd (“Zenyaku”) for the development and commercialization of blisibimod in Japan and potentially other countries throughout Asia.  We retain full development and commercialization rights of blisibimod for all other global territories including North America and the European Union and we are actively pursuing partnerships with pharmaceutical and biotech companies to develop and commercialize blisibimod in these territories.

In March 2015, we received a research award from Cystic Fibrosis Foundation Therapeutics Inc. (“CFFT”) of up to $3 million to support the manufacturing and clinical development of liprotamase.    The award will be disbursed by CFFT to us upon receipt of invoices from us for incurred expenses.  At our discretion, we may choose to fund a particular stage of the liprotamase development program and related payment milestone without CFFT funds.  Any CFFT funds not expended on the development program must be returned to CFFT and upon such return, the amounts of such returned funds will not be included as part of the research award for the purpose of calculating royalties or other amounts owed by Anthera to CFFT.

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

Our Systemic Lupus Erythematosus (Lupus) Development Program

In the third quarter of 2012 at an End of Phase 2 meeting with the United States Food and Drug Administration, or FDA, we presented the results of the PEARL-SC study and our plans for Phase 3 registration studies of blisibimod in patients with active lupus. As a result of this meeting we initiated patient enrollment in the initial Phase 3 CHABLIS-SC1 study in March 2013.

CHABLIS-SC1 is a multicenter, randomized, double-blind, placebo-controlled study designed to evaluate the efficacy, safety, tolerability and immunogenicity of blisibimod in patients with seropositive, clinically-active lupus (SELENA-SLEDAI ≥ 10) who require corticosteroid therapy in addition to standard-of-care for treatment of their disease.  The study is currently enrolling in 12 countries across Asia, Eastern Europe and Latin America.  The study plans to randomize up to 400 patients to receive either 200mg of blisibimod or placebo in addition to their standard-of-care medication for 52 weeks.  We expect to complete enrollment around mid-2015 and receive topline data after the last enrolled patient completes 52 weeks of treatment around mid-2016.  The primary endpoint of the CHABLIS-SC1 will be clinical improvement in the SRI-6 response at 52 weeks. Key secondary outcomes from the study, including SRI-8, reduction in the number of lupus flares and steroid use, are intended to further differentiate blisibimod from currently available therapies. To date, enrolled patient demographics and disease characteristics for the CHABLIS-SC1 study are consistent with our goal to enroll patients with higher levels of lupus activity and positive biomarkers despite the stable use of corticosteroids. These characteristics were associated with improved outcomes in both our previous Phase 2 clinical study as well as in two large Phase 3 studies conducted with other BAFF-inhibitors, belimumab (Benlysta) and, more recently, tabalumab.

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

An independent Data Safety Monitoring Board (“DSMB”) meets regularly over the course of the study to assess patient safety. During these regular meetings, the DSMB reviews un-blinded safety data which include adverse events, suspected unexpected serious adverse reactions or SUSARs, deaths, laboratory data, and withdrawal data and compares trends between treatments.  After the most recent scheduled meeting in March 2015, the DSMB recommended continuing the CHABLIS-SC1 and BRIGHT-SC clinical studies.

In February 2015, we modified the primary efficacy endpoint of CHABLIS-SC1 from the SRI-8 responder index to SRI-6 (previously a secondary endpoint of the study).  The SRI is a recognized endpoint by the FDA for previously approved therapeutics. The change in primary efficacy endpoint was based on our Scientific Advisory Board’s evaluation of published clinical data from completed lupus studies with BAFF inhibitors in which the outcomes as measured using SRI-6 endpoint were more consistent.  Response rates to the SRI-8 responder index remain a key secondary endpoint of the CHABLIS-SC1 study. In addition to serving as a registration study for a potential lupus indication, observations in this study are intended to be included in marketing applications for blisibimod in IgA nephropathy and other indications.  Subsequent to the amendment of the primary endpoint, an independent un-blinded statistician conducted an interim analysis of CHABLIS-SC1 based on the proportion of responders to the SLE responder Index (SRI)-6 at a pre-specified time point. Based on this analysis, the un-blinded statistician recommended the study to continue to completion as planned. This futility analysis was not intended to provide any rules for stopping for overwhelming efficacy, for a change in study sample size, or for an alteration of the study design. Rather, the analysis suggests that the observed data conforms with the assumptions upon which the trial was designed.

In the first quarter of 2014, we submitted the protocol to the FDA for our second lupus registration study, CHABLIS-SC2.  In light of the emerging publication of data from completed clinical trials with SLE, the study design of the CHABLIS-SC2 study is currently being refined with a panel of lupus clinical experts and we plan to finalize the design in the second half of 2015.  These studies are anticipated to support marketing approval for blisibimod as a treatment for active SLE that is not controlled by current-best-practice-standard-of-care, including corticosteroids

Our Immunoglobulin A Nephropathy Development Program

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

In September 2013, we met with the FDA who agreed to consider accepting proteinuria as an endpoint for Subpart E approval for blisibimod in IgA nephropathy. In April 2014, we met with the Japan Pharmaceuticals and Medical Devices Agency (“PMDA”) to discuss our registration program for blisibimod in IgA nephropathy. In this meeting we gained the PMDA’s agreement on the acceptability of proteinuria as the primary efficacy endpoint to support marketing approval in Japan and have amended the BRIGHT-SC study to include the specific data requirements of the PMDA. In December 2014 we met with the European Medicines Agency (“EMA”) as part of the scientific advice process for blisibimod.  We reached an agreement with the EMA on the acceptability of proteinuria as the primary efficacy variable as well as the requirement for a single study to support a Conditional Marketing Authorization Application (“CMAA”) provided that confirmatory evidence from a second study, would be available post approval. The EMA also recommended the protocol to provide information on the required duration of treatment, duration of response and need for re-treatment. The BRIGHT SC protocol was amended in the first quarter of 2015 to reflect these recommendations from the EMA, along with other recommendations from the FDA and PMDA.

The BRIGHT-SC study is a Phase 2/3 multicenter, randomized, double-blind, placebo-controlled study to evaluate the efficacy, safety, tolerability and immunogenicity of blisibimod in IgA nephropathy.  We intend to enroll up to 200 patients with biopsy-proven IgA nephropathy who have proteinuria greater than one gram per 24 hours (1g/24hr) and are receiving standard of care medication including angiotensin converting enzyme inhibitors and angiotensin receptor blockers. We initiated our BRIGHT-SC study in the second quarter of 2013.  Patients enrolled in the BRIGHT-SC study receive 300mg weekly blisibimod or placebo subcutaneously during the first 8 weeks of therapy, the induction phase, followed by a minimum of 24 weeks of 200mg weekly blisibimod or placebo, the maintenance phase.  The BRIGHT-SC clinical study was recruiting patients primarily in Southeast Asia as of 2014.  Expansion of the BRIGHT-SC study in the EU, Eastern Europe and Latin America are well underway in the first quarter of 2015.  Our goal is to complete enrollment of the BRIGHT-SC study by the first half of 2016.

In March 2015, an interim analysis of BRIGHT-SC study was conducted by an independent un-blinded statistician, who evaluated several important biomarkers of renal disease in patients who had completed at least 8 weeks of treatment, and recommended the study to continue to completion as planned.

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

Revenue

We have not generated any revenue from the commercial sales of our product candidates since our inception and do not expect to generate any revenue from the commercial sales of our product candidates in the near term.  However, as a result of the collaborative arrangement that we entered into with Zenyaku in December 2014 for the development of blisibimod, we began recognizing license fee revenue and sponsored research and development revenue in the first quarter of 2015.  The license fee from the collaborative arrangement is amortized over the performance obligation period (product development period) while reimbursement for our FTEs is recorded as sponsored research and development revenue as incurred.  We will periodically review and, if necessary, revise the estimated performance obligation period in our collaboration.

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

Beginning in 2015, research and development costs are offset by reimbursement from Zenyaku for i) 100% of blisibimod development cost in Japan for IgA nephropathy and ii) 25% of global blisibimod development cost outside of Japan for IgA nephropathy.

The following table shows our total research and development expenses for the three months ended March 31, 2015 and 2014 (in thousands):
	Three Months Ended March 31,
	2015		2014
Allocated costs:
Blisibimod	$4,178	(1)	$4,964
Varespladib	—		(375)	(2)
Liprotamase	614		—
Unallocated costs	1,203		1,176
Total development	$5,995		$5,765

(1)  Offset by $0.4 million in reimbursable expense for IgA nephropathy from Zenyaku.
(2)  Included a one-time refund of $0.4 million from a vendor for our VISTA-16 clinical study, which was terminated in March 2012.

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

While our significant accounting policies are more fully described in the accompanying notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014, we believe that the following accounting policies is the most critical to aid you in fully understanding and evaluating our reported financial results and affect the more significant judgments and estimates that we use in the preparation of our consolidated financial statements.

Revenue Recognition

Our collaboration with Zenyaku provides for various types of payments to us, including development milestones, sales milestone, royalty and reimbursement for a portion of the Company’s internal and external cost.  All payments from Zenyaku are nonrefundable.   The collaborative arrangement is on a best-efforts basis, does not require scientific achievement as a performance obligation and provides for payment to be made when costs are incurred or the services are performed.

We recognize revenue in accordance with FASB Accounting Standards Codification, or ASC 605 “Revenue Recognition”, subtopic ASC 605-25 “Revenue with Multiple Element Arrangements” and subtopic ASC 605-28 “Revenue Recognition-Milestone Method”, which provide accounting guidance for revenue recognition for arrangements with multiple deliverables and guidance on defining the milestone and determining when the use of the milestone method of revenue recognition for research and development transactions is appropriate, respectively.  For multiple-element arrangements, each deliverable within a multiple deliverable revenue arrangement is accounted for as a separate unit of accounting if both of the following criteria are met: (1) the delivered item or items have value to the customer on a standalone basis and (2) for an arrangement that includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in our control.

The deliverables under the Zenyaku agreement have been determined to be a single unit of accounting and as such any license fees received will be recorded as deferred revenue and recognized ratably over the term of the estimated performance period under the agreement, which is the product development period.  We will periodically review the estimated performance period based on the progress of the related product development plan.  The effect of a change made to the estimated performance period would occur on a prospective basis in the period that the change was made.

For the collaborative research activities, we are entitled for reimbursement from Zenyaku for our internal personnel cost at a pre-determined full time equivalent (“FTE”) rate.  Revenue related to FTE services is recognized as research services are performed over the related performance periods. We are required to perform research and development activities as specified in the collaboration agreement. The payments received are not refundable and are based on a contractual reimbursement rate per FTE working on the project. Reimbursement for FTE cost is recorded in sponsored research and development revenue as incurred.

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

We account for equity instruments issued to non-employees in accordance with the provisions of ASC 718 and ASC 505, “Equity.”  As a result, the non-cash charge to operations for non-employee options with service or other performance criteria is affected each reporting period by changes in the estimated fair value of our common stock, as the underlying equity instruments vest.  The two factors which most affect these changes are the price of the common stock underlying stock options for which stock-based compensation is recorded and the volatility of the stock price.  If our estimates of the fair value of these equity instruments change, it may have the effect of significantly changing compensation expense.

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

Results of Operations

Comparison of Three Months ended March 31, 2015 and 2014

The following table summarizes our revenues for the three months ended March 31, 2015 and 2014 (in thousands, except percentages)

	Three Months Ended March 31,
	2015	2014	$ Change	% Change
License Fee	$49	$-	$49	100%
Sponsored research and development	196	-	196	100%
Total Revenues	245	-	245	100%

We began to recognize revenues in the first quarter of 2015 as a result of collaborative arrangement that we entered into with Zenyaku in December 2014 for the development of blisibimod. During the quarter, the Company recorded $196,000 for the reimbursement of FTEs and $49,000 for the amortization of the license fee. License fee from the collaborative arrangement is amortized over the period of performance (product development period) while reimbursement for our FTEs is recorded as sponsored research and development revenue.

The following table summarizes our research and development expenses for the three months ended March 31, 2015 and 2014 (in thousands, except percentages)

	Three Months Ended March 31,
	2015	2014	$ Change	% Change
Research and development expenses	$5,995	$5,765	$230	4%

Research and development expense increased during the three months ended March 31, 2015 from the same period in 2014 primarily due to an increase of $2.0 million in clinical expense as the number of enrolled subjects in our Phase 3 CHABLIS-SC study was significantly higher as compared to the same period in prior year.  The increase is offset by a decrease of $1.3 million manufacturing activities for blisibimod and $0.4 million in expense reimbursements from our partner, Zenyaku, for certain development costs associated with blisibimod in the first quarter ended March 31, 2015.

The following table summarizes our general and administrative expenses for the three months ended March 31, 2015 and 2014 (in thousands, except percentages)

	Three Months Ended March 31,
	2015	2014	$ Change	% Change
General and administrative expenses	$1,907	$1,844	$63	3%

The increase in general and administrative expenses during the three months ended March 31, 2015 was insignificant as compared to the same period in 2014.

The following table summarizes our other income (expense) for the three months ended March 31, 2015 and 2014 (in thousands, except percentages)

	Three Months Ended March 31,
	2015	2014	$ Change	% Change
Other income (expense)	$(3)	$(48)	$45	(94)%
Interest expense	$—	$(259)	$259	(100)%

The change in other expense during the three months ended March 31, 2015 was insignificant as compared to the same period in 2014. The decrease in interest expense during the three months ended March 31, 2015 as compared to 2014 was primarily due to the termination of our long-term debt in the fourth quarter of 2014.

Liquidity and Capital Resources

To date, we have funded our operations primarily through private placements of preferred stock and common stock, convertible debt, debt financings, public offerings and our IPO raising net proceeds of approximately $379.3 million. As of March 31, 2015, we had cash and cash equivalents of approximately $41.6 million.

Our principal liquidity requirements are primarily to meet our working capital needs, support ongoing business activities, research and development, and our capital expenditure needs.

On April 5, 2013, the Company entered into an equity purchase agreement (the “2013 Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“LPC”), pursuant to which the Company has the right, but not obligation, to sell to LPC up to an aggregate of $18.5 million in shares of common stock.  On March 12, 2015, the Company terminated the 2013 Purchase Agreement, which had a remaining balance of $14.1 million as of the date of termination.  Concurrent with the termination of the 2013 Purchase Agreement, the Company executed a new equity purchase agreement (the “2015 Purchase Agreement) with more favorable terms, pursuant to which the Company has the right, but not obligation, to sell to LPC up to an aggregate of $10.0 million in shares of the common stock over a period of two years in amounts as set forth in the 2015 Purchase Agreement.  No sales of common stock have been made under the 2015 Purchase Agreement as of March 31, 2015.

On November 15, 2013, the Company entered into a Sales Agreement (the “ATM Agreement”) with Cowen to create an ATM under which the Company from time to time may offer and sell shares of its common stock, par value $0.001 per share, having an aggregate offering price of up to$25.0 million through Cowen, as agent.  As of March 31, 2015, the Company had sold $21.3 million in shares of common stock, leaving a balance of $3.7 million available for future sale pursuant to the ATM Agreement.

In April 2013, the Company filed a universal shelf registration statement with the SEC on Form S-3 (File No. 333-187780) for the proposed offering from time to time of up to $100.0 million of securities, including common stock, preferred stock, debt securities and/or warrants. On November 15, 2013, the Company registered $25.0 million under the registration statement for the Cowen ATM. In January 2015, the Company registered $8.0 million under the registration statement for the issuance of common stock to Zenyaku and Amgen. In February 2015, the Company registered $10.3 million under the registration statement for the 2015 Purchase Agreement with LPC. In March 2015, the Company utilized $28.7 million of this shelf registration in connection with an underwritten public offering, leaving a balance of $28.0 million available for future issuance under this shelf registration statement, which will expire in April 2016.

Cash Flows

Comparison of Three Months ended March 31, 2015 and 2014

Cash flows during the three months ended March 31, 2015 and 2014 consisted of the following (in thousands):

	Three Months Ended March 31,
	2015	2014
Net cash used in operating activities	$(6,611)	$(5,274)
Net cash provided by (used in) provided by investing activities	(10)	2,400
Net cash provided by financing activities	45,630	3
Total	$39,009	$(2,871)

During the three months ended March 31, 2015 and 2014, our operating activities used cash of $6.6 million and $5.3 million, respectively, primarily resulting from our net losses and changes in our working capital accounts, adjusted for non-cash items including stock based compensation.

During the three months ended March 31, 2015, cash used in investing activities was insignificant. During the three months ended March 31, 2014, cash provided by investing activities was $2.4 million which represented a reduction in our restricted cash as result of a $2.4 million principal repayment made to Square 1 Bank.

During the three months ended March 31, 2015, cash provided by financing activities was $45.6 million, which was driven by net proceeds of $11.6 million received from the sale of our common stock through an at-the-market (“ATM”) offering program, $26.9 million received from the sale of our common stock through a public offering and $7.0 million from the sale of our common stock to our collaborative partner, Zenyaku.  During the three months ended March 31, 2014, financing activities provided cash of $3,000 and was driven by net proceeds of $3.1 million received from the sale of our common stock through an ATM, offset by $3.1 million of principal payment against our notes payable.

Contractual Obligations and Commitments

We have lease obligations consisting of an operating lease for our operating facility that expires in September 2017.

The following table summarizes our estimated scheduled future minimum contractual obligations and commitments as of March 31, 2015 (in thousands):

	Payment Due by Period
Contractual Obligations	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Facility Lease	$225	$350	$—	$—	$575

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

Under the Lilly Agreement, we are obligated to make milestone payments upon the achievement of certain regulatory and commercial sales milestones.  In addition, after sales of the licensed products exceed an aggregate of $100.0 million in the United States, we are obligated to pay tiered royalties on future net sales, ranging from the single digits to the mid-teens, for products that are developed and approved as defined in the Lilly Agreement. The Company’s royalty obligations as to a particular licensed product will be payable, on a licensed product-by-licensed product basis, for the longer of (a) the date of expiration of the last to expire valid claim within the licensed patents that covers the manufacture, use or sale, offer to sell, or import of such licensed product by the Company or a sublicense in such country, or (b) 12 years after the first commercial sale of the applicable licensed product in the applicable country.

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

As of the filing of this report, we believe our existing cash, anticipated equity investment and loan proceeds from our partner, Zenyaku and partial reimbursement of global blisibimod development expense from Zenyaku, access to the capital market through an equity purchase agreement with LPC, and an ATM agreement with Cowen will enable us to meet our obligations and sustain our operations through at least the next 12 months.  However, we may require significant additional funds earlier than we currently expect to conduct additional or extended clinical studies and seek regulatory approval of our product candidates.  Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical studies.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. We are exposed to market risk related to fluctuations in interest rates, market prices, and foreign currency exchange rates. However, since a majority of our investments are in highly liquid money market funds, we do not believe we are subject to any material market risk exposure. As of March 31, 2015, we did not have any material derivative financial instruments. The fair value of our cash and cash equivalents was $41.6 million as of March 31, 2015.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Principal Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to that company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 13a-15(e), we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, our Chief Executive Officer and Principal Accounting Officer concluded that, as of March 31, 2015, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no other changes in our internal control over financial reporting during the most recent quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not subject to any material pending legal proceedings. From time to time, we may be involved in routine legal proceedings, as well as demands, claims and threatened litigation, which arise in the normal course of our business.

Item 1A. Risk Factors

An investment in our securities involves a high degree of risk. We operate in a dynamic and rapidly changing industry that involves numerous risks and uncertainties. The risks and uncertainties described below are not the only ones we face. Other risks and uncertainties, including those that we do not currently consider material, may impair our business. If any of the risks discussed below actually occur, our business, financial condition, operating results or cash flows could be materially adversely affected. This could cause the value of our securities to decline, and you may lose all or part of your investment.

We have marked with an asterisk (*) those risk factors below that include a substantive change from or update to the risk factors included in our Annual Report on Form 10-K, for the year ended December 31, 2014, which was filed with the SEC on March 16, 2015.

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

*We have never generated any product revenue and may never be profitable.

Our ability to generate product revenue and achieve profitability depends on our ability, alone or with collaborators, to successfully complete the development of our product candidates, conduct preclinical tests in animals and clinical studies in human beings, obtain the necessary regulatory approvals for our product candidates and commercialize any approved products. Although we began to recognize collaborative revenues from our collaborative partner, Zenyaku, in the first quarter of 2015, we cannot guarantee we will recognize collaborative revenue in the future. We currently recognize collaborative revenue related to the amortization of upfront license fee and ongoing reimbursement for our internal FTE employee expenses. The recognition of collaborative revenue is based on the ongoing development of our product candidate, blisibimod. The inherent risks associated with clinical study failure may lead to unexpected halt or early stop of our clinical studies that could result in subsequent discontinuation of revenue recognition pursuant to our collaborative agreement with Zenyaku.  We have not generated any product revenue from our development-stage product candidates, and we do not know when, or if, we will generate any revenue. The commercial success of our development-stage product candidates will depend on a number of factors, including, but not limited to, our ability to:

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

As of the date of this report, we anticipate that our existing cash, anticipated equity investment and loan proceeds from Zenyaku, partial reimbursement of global blisibimod development expenses from Zenyaku, and access to additional capital through an equity purchase agreement and an ATM agreement will be sufficient to fund our near term liquidity needs for at least the next 12 months. Changing circumstances may cause us to consume capital significantly faster than we currently anticipate. Additional financing may not be available when we need it or may not be available on terms that are favorable to us. If adequate funds are not available to us on a timely basis, or at all, we may be required to:

•	terminate, reduce or delay clinical studies or other development activities for our product candidates; or;

•
terminate, reduce or delay our (i) establishment of sales and marketing capabilities, (ii) pursuit of strategic collaborations with others relating to the sales, marketing and commercialization of our product candidates, or (iii) other activities that may be necessary to commercialize our product candidates, if approved for sale.

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

Because we expect to rely heavily on our collaborative arrangement with Zenyaku and to enter into new collaborations in the future, the development and commercialization of our programs would be substantially delayed, and our ability to receive future funding would be substantially impaired if our current or future collaborators:

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

Our executive officers, directors and greater than 5% stockholders, in the aggregate, own approximately 8.4% of our outstanding common stock. As a result, such persons, acting together, will have the ability to influence our management and affairs and substantially all matters submitted to our stockholders for approval, including the election and removal of directors and approval of any significant transaction. These persons will also have the ability to influence our management and business affairs. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.

Future sales of our common stock may cause our stock price to decline.

As of March 31, 2015, there were 35,816,364 shares of our common stock outstanding. In addition, as of March 31, 2015, we had outstanding options, restricted stock units and warrants to purchase shares of our common stock of 3,737,503 that, if exercised or released, will result in these additional shares becoming available for sale. A large portion of these shares and outstanding equity awards are held by a small number of persons and investment funds. Sales by these stockholders or option holders of a substantial number of shares could significantly reduce the market price of our common stock. Moreover, certain holders of shares of common stock will have rights, subject to some conditions, to require us to file registration statements covering the shares they currently hold, or to include these shares in registration statements that we may file for ourselves or other stockholders.

We have registered or will register all common stock that we may issue under our 2013 Stock Option and Incentive Plan (the “2013 Plan”), our Amended and Restated 2010 Stock Option and Incentive Plan (the “2010 Plan”) and our Employee Stock Purchase Plan (the “ESPP”). As of March 31, 2015, an aggregate of 74,525 shares of our common stock had been reserved for future issuance under the 2013 Plan, plus any shares cancelled under our 2005 Equity Incentive Plan and 2010 Plan, and an aggregate of 116,373 shares had been reserved for future issuance under our ESPP. These shares can be freely sold in the public market upon issuance. If a large number of these shares are sold in the public market, the sales could reduce the trading price of our common stock.

In addition, we may sell shares of stock pursuant to an equity purchase agreement with LPC executed in March 2015, pursuant to which we have the right, but not obligations, to sell to LPC up to an aggregate of $10.0 million of common stock over a period of two years.  We may also sell shares of stock pursuant to a Sales Agreement with Cowen to create an ATM program under which we may from time to time offer and sell up to $25.0 million shares of our common stock, $3.7 million of which remained available to be sold as of the date of this report. Finally, we maintain an effective shelf registration statement on Form S-3 with the SEC for the issuance and sale from time to time of up to approximately $56.7 million of our equity and debt securities.

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

T
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

3.3
Certificate of Amendment to the Fifth Amended and Restated Certificate of Incorporation filed July 12, 2013 and effective July 15, 2013 (filed as Exhibit 3.1 to the registrant Current Report on Form 8-K, filed with the SEC on July 16, 2013 and incorporated herein by reference.)

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

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANTHERA PHARMACEUTICALS, INC.

May 11, 2015	By:	/s/ Paul F. Truex
Paul F. Truex
President and Chief Executive Officer

May 11, 2015	By:	/s/ May Liu
May Liu
Senior Vice President, Finance and Administration
(Principal Accounting Officer)