Form 10-Q
period 2015-06-30
Anthera Pharmaceuticals Inc
filed 2015-08-10
CIK 1316175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of August 1, 2015 the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 39,703,998.

ANTHERA PHARMACEUTICALS, INC.

FORM 10-Q FOR THE QUARTER ENDED June 30, 2015

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ANTHERA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	June 30, 2015	December 31, 2014
ASSETS		(1)
Current assets:
Cash and cash equivalents	$35,455	$2,639
Accounts receivable	551	-
Prepaid expenses and other current assets	580	383
Total current assets	36,586	3,022
Property and equipment — net	408	468
Other assets	78	-
TOTAL	$37,072	$3,490

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$5,281	$2,232
Accrued clinical expenses	1,624	1,239
Accrued liabilities	287	211
Accrued payroll and related costs	1,060	1,069
Deferred revenue – current	586	--
Other current liabilities	-	1,000
Total current liabilities	8,838	5,751
Deferred revenue – noncurrent	1,319	-
Total liabilities	10,157	5,751
Commitments and contingencies (Note 6)
Stockholders’ equity (deficit):
Common stock, $0.001 par value, 100,000,000 shares authorized; 35,870,664 and 23,005,209 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	36	23
Additional paid-in capital	360,245	314,527
Accumulated deficit	(333,366)	(316,811)
Total stockholders’ equity (deficit)	26,915	(2,261)
TOTAL	$37,072	$3,490

(1) Derived from audited Financial Statements.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ANTHERA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
REVENUES:
License fee	$146	$—	$195	$—
Collaborative revenue	143	—	339	—
Total revenues	289	—	534	—
OPERATING EXPENSES:
Research and development	$8,539	$5,279	$14,534	$11,044
General and administrative	1,696	1,586	3,603	3,430
Research award	(1,100)	—	(1,100)	—
Total operating expenses	9,135	6,865	17,037	14,474
LOSS FROM OPERATIONS	(8,846)	(6,865)	(16,503)	(14,474)
OTHER INCOME (EXPENSE):
Other income (expense)	(49)	(31)	(52)	(79)
Interest expense	—	(360)	—	(619)
Total other income (expense)	(49)	(391)	(52)	(698)
NET LOSS	$(8,895)	$(7,256)	$(16,555)	$(15,172)
Net loss per share—basic and diluted	$(0.25)	$(0.34)	$(0.52)	$(0.73)
Weighted-average number of shares used in per share calculation—basic and diluted	35,817,794	21,479,386	31,729,152	20,805,162

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ANTHERA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2015	2014
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(16,555)	$(15,172)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	140	179
Stock-based compensation expense	1,183	1,292
Amortization of discount and deferred interest on notes payable	—	39
Amortization of debt issuance costs	—	42
Changes in assets and liabilities:
Accounts receivable	(551)	—
Prepaid expenses and other assets	(275)	(63)
Accounts payable	3,049	(519)
Accrued clinical expenses	385	460
Accrued liabilities	76	339
Accrued payroll and related costs	(9)	218
Deferred revenue	(195)	—
Net cash used in operating activities	(12,752)	(13,185)
INVESTING ACTIVITIES:
Property and equipment purchases	(80)	—
Decrease in restricted cash	—	8,100
Net cash provided by (used in) investing activities	(80)	8,100
FINANCING ACTIVITIES:
Principal payment against note payable	—	(9,528)
Proceeds from issuance of common stock, net of offering costs	38,469	9,560
Proceeds from issuance of common stock to collaborative partner	7,000	—
Proceeds from issuance of common stock pursuant to exercise of stock options	179	4
Net cash provided by financing activities	45,648	36
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	32,816	(5,049)
CASH AND CASH EQUIVALENTS — Beginning of period	2,639	25,946
CASH AND CASH EQUIVALENTS — End of period	$35,455	$20,897

SUPPLEMENTAL CASH DISCLOSURES OF CASH FLOW INFORMATION
Interest Paid	$—	$414

 The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ANTHERA PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization

Anthera Pharmaceuticals, Inc. (the “Company” or “Anthera”) is a biopharmaceutical company focused on advancing the development and commercialization of innovative medicines that benefit patients with unmet medical needs. The Company currently has two compounds in development, liprotamase and blisibimod. The Company licensed liprotamase from Eli Lilly & Co (“Eli Lilly”) in July 2014. Liprotamase is a novel non-porcine investigational Pancreatic Enzyme Replacement Therapy (“PERT”) intended for the treatment of patients with Exocrine Pancreatic Insufficiency (“EPI”), often seen in patients with cystic fibrosis and other conditions. The Company licensed blisibimod from Amgen, Inc. (“Amgen”) in December 2007. Blisibimod targets B-cell activating factor or (“BAFF”) which has been shown to be elevated in a variety of B-cell mediated autoimmune diseases, including systemic lupus erythematosus (“SLE”), or lupus, Immunoglobulin A nephropathy, or IgA nephropathy, lupus nephritis, and others.

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

Since inception in 2004, the Company has funded its operations through equity offerings, private placements of convertible debt and debt financing. On January 27, 2015, the Company received $7.0 million from its collaborative partner, Zenyaku, Kogyo Co., Ltd., (“Zenyaku”), pursuant to the issuance of 2,795,895 shares of its common stock to Zenyaku under the terms of a collaborative arrangement.  Under the terms of the collaborative arrangement, Zenyaku has agreed to pay the Company up to another $15.0 million over the next 12 months through a combination of a forgivable loan and multiple equity purchases of the Company’s common stock at a thirty-percent price premium.  In the first quarter of 2015, the Company received net proceeds of $11.5 million pursuant to the sale of its common stock through an at-the-market program (“ATM”) with Cowen and Company, LLC (“Cowen”).  In March 2015, the Company sold 6,388,889 shares of common stock at $4.50 per share in an underwritten public offering for net cash proceeds of $26.9 million and in July 2015, the Company sold 3,833,334 shares of common stock at $7.50 per share in an underwritten public offering for net cash proceeds of approximately $26.8 million.  As of the date of this report, the Company anticipates its existing cash, anticipated equity investment and loan proceeds from Zenyaku, partial reimbursement of global blisibimod development expense from Zenyaku, access to the capital market through an equity purchase agreement with LPC and an ATM agreement with Cowen will be sufficient to fund its near term liquidity needs for at least the next 12 months.

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

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for Quarterly Reports on Form 10-Q and do not contain all of the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. The accompanying unaudited Condensed Consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 16, 2015.  In the opinion of management, the accompanying unaudited Condensed Consolidated financial statements reflect all adjustments, which include only normal recurring adjustments necessary to present fairly the Company’s interim consolidated financial information. The results for the three and six months ended June 30, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015 or for any other period. The consolidated balance sheet as of December 31, 2014 has been derived from the audited financial statements as of that date but it does not include all of the information and notes required by U.S. GAAP.

The Company has evaluated events and transactions subsequent to the balance sheet date and has disclosed all events or transactions that occurred subsequent to the balance sheet date but prior to filing this Quarterly Report on Form 10-Q that would require recognition or disclosure in the unaudited Condensed Consolidated Financial Statements.

Significant Accounting Policies

Beginning in 2015, the Company established a policy to account for income and related accounts receivable balances owed to the Company from its collaborative partner, Zenyaku and a research award from Cystic Fibrosis Foundation Therapeutics Inc. (“CFFT”). Our collaboration with Zenyaku provides for various types of payments to us, including development milestones, sales milestone, royalty and reimbursement for a portion of our internal and external cost. All payments from Zenyaku are nonrefundable. The collaborative arrangement is on a best-efforts basis, does not require scientific achievement as a performance obligation and provides for payment to be made when costs are incurred or the services are performed. We recognize a contingent milestone payment as revenue in its entirety upon our achievement of a substantive milestone if the consideration earned from the achievement of the milestone (i) is consistent with performance required to achieve the milestone or the increase in value to the delivered item, (ii) relates solely to past performance and (iii) is reasonable relative to all of the other deliverables and payments within the arrangement. Funds received from the CFFT pursuant to a research award are recorded as an offset to Operating Expenses when payments under the award become contractually due.  There have been no other changes to the Company’s significant accounting policies for the six months ended June 30, 2015 as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

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

The Company’s deliverables under the Zenyaku Agreement include the delivery of rights to and license for blisibimod in Japan and performance of research and development activities under a joint development plan. The delivered license does not have standalone value at the inception of the arrangement due to the Company’s proprietary expertise with respect to the licensed compound and related ongoing developmental participation under the collaboration agreement, which is required for Zenyaku to fully realize the value from the delivered license. Therefore, the fees received related to the license will be recorded as deferred revenue and recognized over the estimated performance period under the agreement, which is the product development period.  Although the Zenyaku Agreement does not provide a contractually stated price for the rights to blisibimod, the Company determined the Premium Purchase Price to be paid by Zenyaku for its equity investment in Anthera represents consideration for the rights to blisibimod and will record deferred revenue as shares are issued to Zenyaku at the Premium Purchase Price.  The Company will periodically review and, if necessary, revise the estimated periods of performance of its collaboration with Zenyaku. Fees for the performance of sponsored research and development activities and services are not refundable.  Therefore, the Company will recognize all FTE reimbursement collaborative revenue as such services are rendered.  Reimbursement for certain development costs will be recorded as a reduction to research and development expense in the period in which such reimbursement becomes due in accordance with ASC 808 Collaborative Arrangements, subtopic ASC 808-10-45.  During the three months ended June 30, 2015, the Company recorded revenue of $289,000, which was comprised of $146,000 for the amortization of the Premium Purchase Price and $143,000 for the reimbursement of FTEs, respectively.  During the six months ended June 30, 2015, the Company recorded revenue of $534,000, which was comprised of $195,000 for the amortization of the Premium Purchase Price and $339,000 for the reimbursement of FTEs, respectively.  In addition, during the three and six months ended June 30, 2015, the Company recorded and $409,000 and $862,000, respectively, as reduction to research and development expenses in connection with the reimbursement of qualifying costs under the collaboration agreement.

Of the remaining potential future milestones, $7.0 million are related to regulatory milestones and $15.0 million are related to commercialization milestones that may be received under the Zenyaku Agreement. Regulatory milestones include the filing and acceptance of regulatory applications for marketing approval in major markets.  Commercialization milestones include the achievement of first commercial sales in a particular market or annual product sales in excess of a pre-specified threshold. At the inception of the collaboration agreement the Company assessed regulatory milestones to be substantive where there was substantive scientific and regulatory uncertainty of achievement, the amounts of payments assigned were considered to be commensurate with the enhancement, that occurred subsequent to inception of the Zenyaku Agreement, and where the value of the delivered rights and license of blisibimod and the Company’s performance is necessary to the achievement of the milestone. Accordingly, the Company will recognize payments related to the achievement of such milestones, if any, when such milestone is achieved. Regulatory milestones that do not meet these conditions are considered non-substantive and payments related to the achievement of such milestones, if any, will be recorded as deferred revenue and amortized ratably over the estimated period of performance. Final determination of whether a regulatory milestone is substantive will depend upon the Company’s role in achieving the milestone. The specific role and responsibilities related to the regulatory and development activities for certain of these milestones have yet to be determined and may change during the development period. Under the Zenyaku Agreement, Zenyaku will initially be responsible for commercialization activities in Zenyaku’s territory and the Company initially may not be involved in the achievement of these commercialization milestones. These commercialization milestones would typically be achieved after the completion of the Company’s regulatory and development activities. If there are no future development obligations, the Company expects to account for the commercialization milestones in the same manner as royalties, with revenue recognized upon achievement of the milestone.

Pursuant to the Zenyaku Agreement, the Company is entitled to enter into a loan agreement with Zenyaku for an aggregate principal amount of $7.0 million, of which $5.0 million, together with interest thereon, is forgivable upon certain achievement of the primary endpoint identified in the first Phase 3 Study for blisibimod to treat IgA nephropathy and the remaining $2.0 million, together with interest thereon, is forgivable upon the submission of the first Biologics License Application for blisibimod in the licensed territory. In exchange, Anthera will issue a Secured Promissory Note to Zenyaku  (the “Promissory Note”), to be secured by certain information and materials necessary for the manufacture of blisibimod, with a maturity date of December 11, 2021 and stated interest rate of 1% per annum.  Proceeds from the Promissory Note and granting the license rights will be allocated in part to the Promissory Note based on its aggregate fair value at the dates of receipt. This fair value will be determined by discounting cash flows using a discount rate of market rate of borrowings that could be obtained by companies with credit risk similar to Anthera. The remainder of the proceeds will be recognized as debt issuance discount and will be allocated to the value of the license fee granted to Zenyaku and recognized over the product development period while the debt discount will be amortized over the term of the Promissory Note using the effective interest rate method.  As of June 30, 2015, the Company has not executed the loan agreement with Zenyaku.

3. RESEARCH AWARD

          In March 2015, the Company received a research award of up to $3 million from the CFFT for the Company's development of liprotamase.  The Company retains the right to develop and commercialize liprotamase and will owe royalties to CFFT on net sales of any drug candidate approved and commercialized under the collaboration. The funding is to be disbursed by CFFT to the Company upon the Company’s achievement of milestones specified in the award agreement.  At its discretion, the Company may choose to fund a particular stage of the liprotamase development plan without CFFT funds.  Any CFFT funds not expended on the development program of liprotamase must be returned to CFFT and, upon such return, the amounts of such returned funds will not be included as part of the research award for the purpose of calculating royalties or other amounts owed by Anthera to CFFT.  To the extent CFFT provides or makes available any information, expertise, know-how or other intellectual property related to cystic fibrosis or the treatment, prevention or cure there-of (“CFFT Know-How”) to Anthera, CFFT grants to Anthera a non-exclusive, transferrable, sublicensable, worldwide rights and license under all of CFFT’s rights in such CFFT Know-How to assist Anthera to research, develop, commercialize, make or have made, use, sell, have sold, offer for sale, import, export and otherwise exploit the product.

In consideration for CFFT’s research award and any licenses of intellectual property granted by CFFT, the Company agrees to pay royalties to CFFT as follows: i) a one-time royalty in an amount equal to five times the actual award, payable in three installments between the first and second anniversaries of the first commercial sale of a product; ii) a one-time royalty in an amount equal to the actual award after net product sales reaches $100 million; and iii) in the event of a license, sale or other transfer of the product or a change of control transaction prior to the commercial sale of the product, a milestone payment equal to three times the actual award.

For the three and six months ended June 30, 2015, the Company has received $1.1 million from CFFT in connection with achieving certain milestones specified in the award agreement and included it as part of operating expense.  As of June 30, 2015, there is $1.9 million remaining from the research award.

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

The following table summarizes the Company’s calculation of net loss per common share (in thousands except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net loss per share
Numerator
Net loss	$(8,895)	$(7,256)	$(16,555)	$(15,172)
Denominator
Weighted average common shares outstanding	35,817,794	21,479,386	31,729,152	20,805,162
Basic and diluted net loss per share	$(0.25)	$(0.34)	$(0.52)	$(0.73)

As the Company incurred net losses for all of the periods presented, the following outstanding potentially dilutive securities were excluded from the computation of diluted net loss per share, as the effect of including them would have been antidilutive:

	Three and Six Months Ended June 30,
	2015	2014
Options to purchase common stock	3,482,848	2,155,659
Warrants to purchase common stock	556,838	675,006
Restricted Stock Units	937	2,999
Total	4,040,623	2,833,664

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

The following tables present the Company’s fair value hierarchy for all its financial assets (including those in cash and cash equivalents), in thousands, by major security type measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014 (in thousands):

	June 30, 2015
	Estimated Fair Value	Level 1	Level 2	Level 3
Money market funds	$35,190	$35,190	$—	$—

	December 31, 2014
	Estimated Fair Value	Level 1	Level 2	Level 3
Money market funds	$2,354	$2,354	$—	$—

There were no transfers between Level 1, Level 2 or Level 3 for the three and six months ended June 30, 2015 and 2014.

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

On July 11, 2014, the Company and Eli Lilly and Company (“Eli Lilly”) entered into a worldwide, exclusive license agreement (the “Lilly Agreement”), to develop and commercialize liprotamase, a Phase 3 novel investigational Pancreatic Enzyme Replacement Therapy (“PERT”), for the treatment of patients with Exocrine Pancreatic Insufficiency, or EPI, often seen in patients with cystic fibrosis and other conditions. Under the terms of the Lilly Agreement, the Company was not required to make any up-front payment but is obligated to make milestone payments of up to $33.5 million for capsule products and $9.5 million for reformulated products upon the achievement of certain regulatory and commercial sales milestones, none of which have been achieved as of June 30, 2015. In addition, after sales of the licensed products exceed an aggregate of $100.0 million in the United States, the Company is obligated to pay tiered royalties on future net sales of products, ranging from the single digits to the mid-teens, and such royalty payments are developed and approved as defined in the Lilly Agreement. The Company’s royalty obligations as to a particular licensed product will be payable, on a licensed product-by-licensed product basis, for the longer of (a) the date of expiration of the last to expire valid claim within the licensed patents that covers the manufacture, use or sale, offer to sell, or import of such licensed product by the Company or a sublicense in such country, or (b) 12 years after the first commercial sale of the applicable licensed product in the applicable country.

In March 2015, the Company received a research award of up to $3 million from the CFFT for the Company's development of liprotamase.  The Company is obligated to pay royalties to CFFT as follows: i) a one-time royalty in an amount equal to five times the award, payable in three installments between the first and second anniversaries of the first commercial sale of a product; ii) a one-time royalty in an amount equal to the actual award after net product sales reaches $100 million; and iii) in the event of a license, sale or other transfer of the product or a change of control transaction prior to the commercial sale of the product, a milestone payment equal to three times the actual award.  Due to the inherent risk associated with drug development the Company has not accrued any obligation for the period ended June 30, 2015.

7. STOCKHOLDERS’ EQUITY

Preferred Stock

The Company’s Fifth Amended and Restated Certificate of Incorporation designates 5,000,000 shares of the Company’s capital stock as undesignated preferred stock.  There were no preferred shares issued or outstanding as of June 30, 2015.

Warrants

In March 2011, the Company issued a seven-year warrant to purchase 40,178 shares of the Company’s common stock at an exercise price of $48.00 per share. The warrant was immediately exercisable and expires in March 2018. As of June 30, 2015, the warrant remained outstanding and exercisable.

In September 2010, the Company closed a private placement transaction with certain accredited investors pursuant to which the Company sold an aggregate of 1,312,492 units at a purchase price of $24.00 per unit, with each unit consisting of one share of common stock and a warrant to purchase an additional 0.40 shares of common stock. Each warrant is exercisable in whole or in part at any time until September 24, 2015 at an adjusted exercise price of $23.20 per share. As of June 30, 2015, 516,660 shares of warrants remain outstanding and exercisable.

Common Stock

On April 5, 2013, the Company entered into an equity purchase agreement (the “2013 Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“LPC”), pursuant to which the Company has the right, but not obligation, to sell to LPC up to an aggregate of $18.5 million in shares of common stock.  On March 12, 2015, the Company terminated the 2013 Purchase Agreement, which had a remaining balance of $14.1 million as of the date of termination.  Concurrent with the termination of the 2013 Purchase Agreement, the Company executed a new equity purchase agreement (the “2015 Purchase Agreement), pursuant to which the Company has the right, but not obligation, to sell to LPC up to an aggregate of $10.0 million in shares of the common stock over a period of two years in amounts as set forth in the 2015 Purchase Agreement.  On July 8, 2015, the Company and LPC amended the 2015 Purchase Agreement to reduce the total amount of common shares available for purchase by LPC from $10.0 million to $6.0 million.  No sales of common stock have been made under the 2015 Purchase Agreement as of June 30, 2015.

On November 15, 2013, the Company entered into a Sales Agreement (the “ATM Agreement”) with Cowen to create an ATM under which the Company from time to time may offer and sell shares of its common stock, par value $0.001 per share, having an aggregate offering price of up to $25.0 million through Cowen, as agent.  As of June 30, 2015, the Company had sold $21.3 million in shares of common stock, leaving a balance of $3.7 million available for future sale pursuant to the ATM Agreement.

In April 2013, the Company filed a universal shelf registration statement with the SEC on Form S-3 (File No. 333-187780) for the proposed offering from time to time of up to $100.0 million of its securities, including common stock, preferred stock, debt securities and/or warrants. On November 15, 2013, the Company registered $25.0 million under the registration statement for the Cowen ATM.  In January 2015, the Company registered $8.0 million under the registration statement for the issuance of common stock to Zenyaku and Amgen. In February 2015, the Company registered $10.3 million under the registration statement for the 2015 Purchase Agreement with LPC, which was reduced to $6.3 million in July 2015. In March and July 2015, the Company utilized a total of $57.5 million of this shelf registration in connection with two underwritten public offerings, leaving a balance of $3.2 million available for future issuance under this shelf registration statement, which will expire in April 2016.

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

In the first quarter of 2015, the Company sold 3,125,662 shares of common stock through its ATM Agreement for net proceeds of $11.5 million.

In March 2015, the Company sold 6,388,889 shares of common stock at $4.50 per share in an underwritten public offering for net cash proceeds of $26.9 million.

In July 2015, the Company sold 3,833,334 shares of common stock at $7.50 per share in an underwritten public offering for net cash proceeds of approximately $26.8 million.

8.  SHARE-BASED COMPENSATION PLANS

2013 Plan

On March 25, 2013, the Company’s board of directors adopted the 2013 Stock Option and Incentive Plan (the “2013 Plan”), which was also approved by the Company’s stockholders at its annual general meeting on May 16, 2013. The Company initially reserved 1,750,000 shares of its common stock for the issuance of awards under the 2013 Plan, plus all shares remaining available for grant under the Company’s 2010 Stock Option and Incentive Plan (the “2010 Plan), plus any additional shares returned under the 2010 Plan or 2013 Plan as a result of the cancellation, forfeiture or other termination (other than by exercise) of awards issued pursuant to the 2010 Plan  or 2013 Plan, subject in all cases to adjustment including reorganization, recapitalization, reclassification, stock dividend, stock split, reverse stock split or other similar change in the Company’s capital stock. In June 2014 and May 2015, the Company’s shareholders approved an additional 500,000 and 1,790,818 shares of its common stock for issuance of awards under the 2013 Plan, respectively.   Of the shares of common stock reserved for issuance under the 2013 Plan, no more than 750,000 shares will be issued to any individual participant as incentive options, non-qualified options or stock appreciation rights during any calendar year. The 2013 Plan permits the granting of incentive and non-statutory stock options, restricted and unrestricted stock awards, restricted stock units, stock appreciation rights, performance share awards, cash-based awards and dividend equivalent rights to eligible employees, directors and consultants. The option exercise price of an option granted under the 2013 Plan may not be less than 100% of the fair market value of a share of the Company’s common stock on the date the stock option is granted. Options granted under the 2013 Plan have a maximum term of 10 years and generally vest over four years. In addition, in the case of certain large stockholders, the minimum exercise price of incentive options must equal 110% of fair market value on the date of grant and the maximum term is limited to five years. Subject to overall Plan limitations, the maximum aggregate number of shares of common stock that may be issued in the form of incentive options shall not exceed 6,250,000 shares of common stock. The 2013 Plan does not allow the option holders to exercise their options prior to vesting.

The terms of awards granted during the three and six months ended June 30, 2015 and the method for determining the grant date fair value of the awards were consistent with those described in the financial statements included in the Company’s annual Report on Form 10-K for the year ended December 31, 2014.

The following table summarizes stock option activity for the six months ended June 30, 2015 (in thousands except share and per share information):

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life in Years
Balance at December 31, 2014	3,021,969	$3.67	8.92
Granted	539,499	$3.52	9.74
Exercised	(22,851)	$4.45	8.05
Cancelled and expired	(19,379)	$4.69	7.95
Forfeited	(36,390)	$3.19
Balance at June 30, 2015	3,482,848	$3.64	8.63
Exercisable at June 30, 2015	1,295,337	$4.42	8.01

 The intrinsic value of stock options represents the difference between the exercise price of stock options and the market price of our stock on that day for all in-the-money options.  As of June 30, 2015, there was $5.1 million of total unrecognized compensation expense related to stock options and is expected to amortize on a straight-line basis over a weighted-average remaining period of 2.48 years.

The assumptions used in the Black-Scholes option-pricing model to value stock options are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Expected Volatility	97%	90%	95%	95%
Dividend Yield	0%	0%	0%	0%
Risk-Free Interest Rate	1.52%	0.50%	1.63%	1.32%
Expected Term (years)	5.59	1.97	5.76	4.03
Weighted-average fair value per option	$4.18	$1.49	$3.02	$2.09

Prior to March 31, 2015, the expected volatility was determined using the volatility of a representative industry peer group. Effective April 1, 2015, the Company determined expected volatility based on a blend of the historical volatility of its stock since becoming a public entity and the volatility of a representative industry peer group.

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

Recipients of RSUs granted from the 2010 Plan are permitted to net share settle in excess of the minimum statutory withholding amount for taxes and therefore, in accordance with guidance issued by the FASB, RSUs granted from the 2010 Plan are classified as liability with the subsequent change in fair value being recorded as expense. The unsettled RSUs are re-measured at each reporting date and will continue to be re-measured until they are fully vested in approximately 0.38 years. As of June 30, 2015, the liability related to the unsettled awards was not significant.

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

The purchase price per share is 85% of the fair market value of the common stock as of the first date or the ending date of the applicable semi-annual purchase period, whichever is less (the “Look-Back Provision”). The 15% discount and the Look-Back Provision make the ESPP compensatory. The Black-Scholes option pricing model was used to value the employee stock purchase rights.  For the purchase period ended June 30, 2015, the Company issued 52,069 shares pursuant to the purchase of common stock by its employees under the ESPP for gross proceeds of $78,000.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Expected Volatility	52%	---	52%	---
Dividend Yield	0%	---	0%	---
Risk-Free Interest Rate	0.06%	---	0.06%	---
Expected Term (years)	0.50	---	0.50	---

Stock-Based Compensation Expense

Total stock-based compensation expense, including expense recorded for the ESPP, was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Research and development	$240	$187	442	$541
General and administrative	440	269	741	751
Total stock-based compensation	$680	$456	$1,183	$1,292

9.  SUBSEQUENT EVENT

In July 2015, the Company completed an underwritten public offering of 3,833,334 shares of its common stock, offered at a price to the public of $7.50 per share.  The net proceeds to the Company from the sale of shares in this offering, after deducting customary underwriting discounts and commissions and offering expense, were approximately $26.8 million.

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

Overview

Anthera Pharmaceuticals, Inc. is a biopharmaceutical company focused on advancing the development and commercialization of innovative medicines that benefit patients with unmet medical needs. We currently have two compounds in development, liprotamase and blisibimod. We licensed liprotamase from Eli Lilly & Co (“Eli Lilly”) in July 2014. Liprotamase is a novel non-porcine investigational Pancreatic Enzyme Replacement Therapy (“PERT”) intended for the treatment of patients with Exocrine Pancreatic Insufficiency (“EPI”), often seen in patients with cystic fibrosis and other conditions. We licensed blisibimod from Amgen, Inc. (“Amgen”) in December 2007. Blisibimod targets B-cell activating factor or (“BAFF”) which has been shown to be elevated in a variety of B-cell mediated autoimmune diseases, including systemic lupus erythematosus (“SLE”), or lupus, Immunoglobulin A nephropathy, or IgA nephropathy, lupus nephritis, and others.

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

In March 2015, we received a research award of up to $3 million from Cystic Fibrosis Foundation Therapeutics Incorporated ("CFFT") for our development of liprotamase.  We retain the right to develop and commercialize liprotamase and will owe royalties to CFFT on net sales of any drug candidate approved and commercialized under the collaboration. The funding is to be disbursed by CFFT to us upon our achievement of milestones specified in the agreement.  At our discretion, we may choose to fund a particular stage of the liprotamase development plan without CFFT funds.  Any CFFT funds not expended on the development program of liprotamase must be returned to CFFT and, upon such return, the amounts of such returned funds will not be included as part of the research award for the purpose of calculating royalties or other amounts owed by us to CFFT.  To the extent CFFT provides or makes available any information, expertise, know-how or other intellectual property related to cystic fibrosis or the treatment, prevention or cure there-of (“CFFT Know-How”) to us, CFFT grants to us a non-exclusive, transferrable, sublicensable, worldwide rights and license under all of CFFT’s rights in such CFFT Know-How to assist us to research, develop, commercialize, make or have made, use, sell, have sold, offer for sale, import, export and otherwise exploit the product.

Liprotamase: a Novel Pancreatic Enzyme Replacement Therapy (PERT)

Pancreatic enzyme replacement therapy is currently the mainstay of treatment for nutrient malabsorption in patients with digestive enzyme deficiencies known as EPI. EPI occurs when diseases such as cystic fibrosis (“CF”) and chronic pancreatitis impede or destroy the exocrine function of the pancreas. Orally delivered porcine PERTs have been available for many years for the treatment of EPI. Unmet medical needs for the treatment of EPI remain. For example, as the porcine-derived proteins contained in the PERTs pass through the low pH environment of the stomach, enzyme activity rapidly diminishes and, as a consequence, large doses of porcine enzymes are often required. Since protease and lipase can become irreversibly inactivated in an acid environment, most products are provided as enteric-coated microbeads. Patient-to-patient variability in acidification of the intestine makes dissolution variable. Poor stability and variability in terms of potency and pharmaceutical properties have also been identified as important factors contributing to a poor response of some patients to PERTs.

Liprotamase is a novel PERT intended for the treatment of EPI. The exocrine pancreas is responsible for synthesis and secretion of digestive enzymes, including lipase, protease, and amylase. EPI occurs when diseases such as CF and chronic pancreatitis impede or destroy the exocrine function of the pancreas. A reduction in, or absence of the normally secreted pancreatic digestive enzymes, causes lipids, proteins, and carbohydrates to enter the distal gastrointestinal (“GI”) tract in unabsorbable forms, leading to GI pain and distention, maldigestion, and steatorrhea. Without appropriate therapy, patients with EPI may experience malnutrition, poor growth or weight loss, reduced quality of life, and, in severe cases, increased morbidity and early death.

We believe liprotamase is potentially the first soluble, stable and non-porcine derived enzyme product to offer a novel solution to patients who are unable to maintain appropriate nutritional health with existing enzyme therapies. Liprotamase’s chemical characteristics, unlike currently available PERTs, make it ideal for powder formulation as either a capsule or sachet product for oral solution, which can be conveniently co-administered with a small volume of water.

Our Phase 3 Development of Liprotamase in EPI

Upon completion of the manufacture of liprotamase in capsules, we plan to initiate the SOLUTION study in the second half of 2015. SOLUTION is a Phase 3, randomized, open-label, assessor-blind, non-inferiority, active-comparator study evaluating the efficacy and safety of liprotamase in patients with cystic fibrosis-related exocrine pancreatic insufficiency. This pivotal study is intended to evaluate the non-inferiority of liprotamase compared with other commercially available PERT in a population enriched for PERT responders. A second, smaller SIMPLICITY study in younger pediatric subjects, is planned to support broader marketing approval across pediatric age groups. We believe the SOLUTION and SIMPLICITY studies may offer a number of potential opportunities for differentiation versus the currently marketed PERTs, including:

•	Use of biotechnology-derived high-purity enzymes that are produced by fermentation processes rather than from mammalian organs which carry a label warning for viral transmission.

•	Use of a novel chemically modified lipase drug substance that provides resistance to proteolytic degradation.

•
A product containing an appropriate ratio of the three digestive enzymes (lipase, protease and amylase) to maximize relative efficacy while minimizing the potential for adverse events, such as fibrosing colonopathy.

•	Capsule and sachet dose forms free of enteric coating and the associated impact on timing of product release in the upper GI tract, and capsule size/burden.

•
A capsule formulation using known, safe, excipients that provides lower pill burden and good delivery performance. The pure, high-activity enzyme constituents, and absence of bulky enteric coating give rise to smaller, easy-to-swallow capsules with good disintegration once swallowed, and adequate storage stability compared with porcine PERTs of an equivalent lipase unit dose strength.

•
A sachet formulation containing liprotamase power for oral solution which can be easily be dissolved into water, and finally provides patients, especially young pediatric patients, with an easy-to-swallow dosing option.

Blisibimod: a Potent Inhibitor of B-Cell Activating Factor

Blisibimod is a peptibody antagonist of the BAFF cytokine which we are developing as a subcutaneous administered treatment for systemic lupus erythematosus, or lupus, and IgA nephropathy (“IgAN”). BAFF, also known as BLyS, is a tumor necrosis family member and is critical to the development, maintenance and survival of B-cells. Although the cause of lupus is still not completely understood, B-cell activation and autoantibody production are known to be central to the process. Evidence has emerged that overexpression of BAFF plays an important role in this disease process. In preclinical studies, transgenic mice created to over-express BAFF begin to exhibit symptoms similar to lupus. In mice that spontaneously develop lupus-like disease, BAFF is known to be elevated, and treatment with blisibimod improves outcomes and survival. Similarly, there is increasing evidence of an association between BAFF and IgAN. In preclinical studies, mice that overexpress BAFF develop an IgA-associated nephropathy with renal manifestations similar to that of human IgAN. Patients with lupus or IgA nephropathy have elevated serum levels of BAFF.  Significant improvements in lupus disease activity and disease markers have been reported in randomized, placebo-controlled clinical trials with blisibimod (Furie et al, 2014) and other BAFF inhibitors including belimumab (Navarra et al., Lancet, 377(9767):721, 2011, Furie et al., Arthritis Rheum., 63(12),:3918, 2011), and tabalumab (Isenberg et al., Annual Meeting of the American College of Rheumatology, November 2014).

Our Phase 3 Development of Blisibimod in Lupus

In the third quarter of 2012 at an End of Phase 2 meeting with the U.S. Food and Drug Administration (“FDA”), we presented the results of the PEARL-SC clinical study and our plans for Phase 3 registration studies of blisibimod in patients with active lupus. As a result of this meeting, we initiated patient enrollment in the initial Phase 3 CHABLIS-SC1 study in March 2013.

CHABLIS-SC1 is a multicenter, randomized, double-blind, placebo-controlled study designed to evaluate the efficacy, safety, tolerability and immunogenicity of blisibimod in patients with seropositive, clinically-active lupus (SELENA-SLEDAI ≥ 10) who require corticosteroid therapy in addition to standard-of-care for treatment of their disease. The study was designed to randomize 400 patients to receive either 200mg of blisibimod or placebo in addition to their standard-of-care medication for 52 weeks. We reached the enrollment target in June 2015. We expect topline data after the last enrolled patient completes 52 weeks of treatment in mid-2016. The primary endpoint of the CHABLIS-SC1 will be clinical improvement in the SLE Responder Index-6 (SRI-6) at 52 weeks. Key secondary outcomes from the study, including SRI-8, reduction in the number of lupus flares and steroid use, are intended to further differentiate blisibimod from currently available therapies. To date, enrolled patient demographics and disease characteristics for the CHABLIS-SC1 study are consistent with our goal to enroll patients with higher levels of lupus activity and positive biomarkers despite the stable use of corticosteroids. These characteristics were associated with improved outcomes in both our previous Phase 2 clinical study as well as in large Phase 3 studies conducted with other BAFF-inhibitors, belimumab and tabalumab.

We believe the CHABLIS development program for blisibimod may offer a number of potential opportunities for differentiation versus the currently marketed BAFF antagonist and other novel B-cell directed therapies, including:

o	Clinical differentiation:

•	Potential for improved clinical response due to enriched patient selection;

•	A requirement that patients are receiving steroid therapy at time of randomization;

•	An improved clinical efficacy endpoint which requires a larger six-point reduction in the SELENA-SLEDAI;

•	Restricting background medications sooner and therefore demonstrating an earlier clinical benefit;

•	Potential to demonstrate reductions in lupus flares;

o	Patient convenience: A convenient, at-home, patient-administered subcutaneous product;

o	Mechanism of action: Blisibimod is able to inhibit the activity of both membrane-bound and soluble BAFF;

o	Potential labeling differentiation: A second study (CHABLIS-7.5) will also aim to enroll patients with stable renal disease (lupus nephritis);

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
An independent Data Safety Monitoring Board (“DSMB”) meets regularly over the course of the study to assess patient safety. During these regular meetings, the DSMB reviews un-blinded safety data which includes adverse events, suspected unexpected series adverse reactions, or SUSARs, deaths, laboratory data, and withdrawals data and compares trends between treatments. After the most recent scheduled meeting in March 2015, the DSMB recommended continuing the CHABLIS-SC1 and BRIGHT-SC clinical studies.

In February 2015, an interim analysis of CHABLIS-SC1 was conducted by an independent un-blinded statistician, who evaluated at a pre-specified point of time, the proportion of the responders to the systemic lupus erythematous SRI-6 responder index, and recommended the study to continue to completion as planned. This futility analysis was not intended to provide any rules for stopping for overwhelming efficacy, for a change in study sample size, or for an alteration of the study design. Rather, the analysis suggests that the observed data conforms with the assumptions upon which the trial was designed. The systemic lupus erythematosus response index (SRI) is an endpoint accepted by the FDA for a previous approval of a lupus therapy. Prior to the interim analysis and in response to input from our Scientific Advisory Board who evaluated the published clinical data from other recent lupus studies with BAFF inhibitors, we modified the primary endpoint of CHABLIS-SC1 from a comparison of the proportion of responders to the SRI-8 responder index to a comparison of the proportion of responders to the SRI-6 responder index (previously a secondary endpoint of the study) as data, including emerging observations with tabalumab (Isenberg et al., Annual Meeting of the American College of Rheumatology, November 2014), suggest that SRI-6 responder rates are consistent and stable across multiple trials. Response rates to the SRI-8 responder index will remain a key secondary endpoint of the study. In addition to serving as a registration study for a potential lupus indication, observations in this study are intended to be included in marketing applications for blisibimod in IgA nephropathy and other indications.

With the additional funding from our July public offering, as described in Note 9 to our financials, we began planning for our second lupus study, CHABLIS 7.5 (formerly named CHABLIS-SC2), whose name emphasizes the intent to reduce background corticosteroid medication to ≤7.5mg prednisone.  The CHABLIS 7.5 trial will evaluate the effect of blisibimod on top of standard-of-care medication in patients with severe, seropositive SLE that is inadequately controlled with corticosteroids.  Patient eligibility for this study is informed by responder traits identified in the Phase 2 trial with blisibimod as well as the large Phase 3 programs with other BAFF inhibitors, belimumab and tabalumab.

Our Phase 2/3 Development of Blisibimod for in IgA Nephropathy

The BRIGHT-SC study is a Phase 2/3 multicenter, randomized, double-blind, placebo-controlled study to evaluate the efficacy, safety, tolerability and immunogenicity of blisibimod in IgAN. We intend to enroll up to 200 patients with biopsy-proven IgAN who have proteinuria greater than one gram per 24 hours (1g/24hr) and are receiving standard of care medication including angiotensin converting enzyme inhibitors and angiotensin receptor blockers. We initiated our BRIGHT-SC study in the second quarter of 2013. Patients enrolled in the BRIGHT-SC study receive 300mg weekly blisibimod or placebo subcutaneously during the first 8 weeks of therapy, the induction phase, followed by 24 weeks of 200mg weekly blisibimod or placebo, the maintenance phase. The BRIGHT-SC clinical study is currently recruiting patients in Southeast Asia, the European Union (“EU”) and Eastern Europe.

In September 2013, we met with the FDA who agreed to consider accepting proteinuria as an endpoint for Subpart E approval for blisibimod in IgAN. In April 2014, we met with the Japan Pharmaceuticals and Medical Devices Agency (“PMDA”) to discuss our registration program for blisibimod in IgAN. In this meeting we gained the PMDA’s agreement on the acceptability of proteinuria as the primary efficacy endpoint to support marketing approval in Japan and have amended the BRIGHT-SC study to include the specific data requirements of the PMDA. In December 2014, we met with the European Medicines Agency (“EMA”) as part of the scientific advice process for blisibimod. We reached an agreement with the EMA on the acceptability of proteinuria as the primary efficacy variable as well as the requirement for a single study to support a Conditional Marketing Authorization Application (“CMAA”) provided that confirmatory evidence from a second study would be available post approval. The EMA also recommended the protocol provide information on the required duration of treatment, duration of response and need for re-treatment.

In March 2015, an interim futility analysis of BRIGHT-SC study was conducted by an independent unblinded statistician, who evaluated several important biomarkers of renal disease in patients who had completed at least 8 weeks of treatment and recommended the study to continue to completion as planned.

Revenue

We have not generated any revenue from the commercial sales of our product candidates since our inception and do not expect to generate any revenue from the commercial sales of our product candidates in the near term.  However, as a result of the collaborative arrangement that we entered into with Zenyaku in December 2014 for the development of blisibimod, we began recognizing license fee revenue and collaborative revenues in 2015.  The license fee from the collaborative arrangement with Zenyaku is amortized over the performance obligation period (product development period) while reimbursement for our FTEs is recorded as collaborative revenues as incurred.  We will periodically review and, if necessary, revise the estimated performance obligation period in our collaboration.

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

The following table shows our total research and development expenses for the three and six months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30,					Six Months Ended June 30,
	2015			2014		2015			2014
Allocated costs:
Varespladib	$	---		$	---	$	---		$(375)	(2)
Blisibimod		6,524	(1)		4,374		10,702	(1)	9,338
Liprotamase		804			---		1,418		---
Unallocated costs		1,211			905		2,414		2,081
Total development		$8,539			$5,279		$14,534		$11,044

(1)	Offset by $0.4 million and $0.9 million in reimbursable expense for IgA nephropathy from Zenyaku for the three and six months ended June 30, 2015 respectively.

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

Revenue Recognition

Our collaboration with Zenyaku provides for various types of payments to us, including development milestones, sales milestone, royalty and reimbursement for a portion of our internal and external cost.  All payments from Zenyaku are nonrefundable.   The collaborative arrangement is on a best-efforts basis, does not require scientific achievement as a performance obligation and provides for payment to be made when costs are incurred or the services are performed.

With respect to the collaborative arrangement with Zenyaku, we recognize revenue in accordance with FASB Accounting Standards Codification, or ASC 605 “Revenue Recognition”, subtopic ASC 605-25 “Revenue with Multiple Element Arrangements” and subtopic ASC 605-28 “Revenue Recognition-Milestone Method”, which provide accounting guidance for revenue recognition for arrangements with multiple deliverables and guidance on defining the milestone and determining when the use of the milestone method of revenue recognition for research and development transactions is appropriate, respectively.  For multiple-element arrangements, each deliverable within a multiple deliverable revenue arrangement is accounted for as a separate unit of accounting if both of the following criteria are met: (1) the delivered item or items have value to the customer on a standalone basis and (2) for an arrangement that includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in our control.

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

For the collaborative research activities, we are entitled for reimbursement from Zenyaku for our internal personnel cost at a pre-determined full time equivalent (“FTE”) rate.  Revenue related to FTE services is recognized as research services are performed over the related performance periods. We are required to perform research and development activities as specified in the collaboration agreement. The payments received are not refundable and are based on a contractual reimbursement rate per FTE working on the project. Reimbursement for FTE cost is recorded as collaborative revenue as incurred.

We recognize revenue from milestone payments when: (i) the milestone event is substantive and (ii) it does not have ongoing performance obligations related to the achievement of the milestone earned.  Milestone payments are considered substantive if all of the following conditions are met: the milestone payment (a) is commensurate with either our performance subsequent to the inception of the arrangement to achieve the milestone or the enhancement of the value of the delivered item or items as a result of a specific outcome resulting from our performance subsequent to the inception of the arrangement to achieve the milestone, (b) relates solely to past performance, and (c) is reasonable relative to all of the deliverables and payment terms (including other potential milestone consideration) within the arrangement.

            Determining whether and when some of these revenue recognition criteria have been satisfied often involves assumptions and judgments that can have a significant impact on the timing and amount of revenue we will report.  Changes in assumptions or judgments or changes to the elements in an arrangement could cause a material increase or decrease in the amount of revenue that we report in a particular period.

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

Results of Operations

Comparison of Three Months ended June 30, 2015 and 2014

Revenues

The following table summarizes our revenues for the three months ended June 30, 2015 and 2014 (in thousands, except percentages):

	Three Months Ended June 30,
	2015	2014	$ Change	% Change
License fee	$146	$—	$146	100%
Collaborative revenue	143	—	143	100%
Total revenues	$289	$—	$289	100%

We began to recognize revenue in 2015 as a result of collaborative arrangement that we entered into with Zenyaku in December 2014 for the development of blisibimod. During the three months ended June 30, 2015, we recorded $143,000 for the reimbursement of FTEs and $146,000 for the amortization of the license fee. License fee from the collaborative arrangement is amortized over the period of performance (product development period) while reimbursement for our FTEs is recorded as collaborative revenue.

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended June 30, 2015 and 2014 (in thousands, except percentages):

	Three Months Ended June 30,
	2015	2014	$ Change	% Change
Research and development expenses	$8,539	$5,279	$3,260	62%

Research and development expense increased by $3.3 million during the three months ended June 30, 2015 from the same period in 2014 primarily due to an increase in the number of study subjects in our blisibimod clinical trials and preparation for the launch of our Phase 3 SOLUTION trial with liprotamase.  The increase is partially offset by $0.4 million in expense reimbursements from our partner, Zenyaku, for certain development costs associated with blisibimod in the quarter ended June 30, 2015.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended June 30, 2015 and 2014 (in thousands, except percentages):

	Three Months Ended June 30,
	2015	2014	$ Change	% Change
General and administrative expenses	$1,696	$1,586	$110	7%

The increase in general and administrative expenses during the three months ended June 30, 2015 was primarily driven by higher non-cash stock-based compensation expense in 2015 compared to the same period in 2014.

Other Income (Expense)

The following table summarizes our other income (expense) for the three months ended June 30, 2015 and 2014 (in thousands, except percentages):

	Three Months Ended June 30,
	2015	2014	$ Change	% Change
Other income (expense)	$(49)	$(31)	$(18)	58%
Interest expense	—	(360)	360	(100)%
Total other income (expense)	$(49)	$(391)	$342	(87)%

The change in other expense during the three months ended June 30, 2015 was insignificant as compared to the same period in 2014. The decrease in interest expense during the three months ended June 30, 2015 as compared to 2014 was primarily due to the termination of our long-term debt in the fourth quarter of 2014.

Comparison of the six months ended June 30, 2015 and 2014

   Revenues

	Six Months Ended June 30,
	2015	2014	$ Change	% Change
License fee	$195	$—	$195	100%
Collaborative revenue	339	—	339	100%
Total revenues	$534	$—	$534	100%

We began to recognize revenues in 2015 as a result of collaborative arrangement that we entered into with Zenyaku in December 2014 for the development of blisibimod. During the six months ended June 30, 2015, we recorded $339,000 for the reimbursement of FTEs and $195,000 for the amortization of the license fee. License fee from the collaborative arrangement is amortized over the period of performance (product development period) while reimbursement for our FTEs is recorded as collaborative revenue.

Research and Development Expenses

The following table summarizes our research and development expenses for the six months ended June 30, 2015 and 2014 (in thousands, except percentages):
	Six Months Ended June 30,
	2015	2014	$ Change	% Change
Research and development expenses	$14,534	$11,044	$3,490	32%

Research and development expenses increased during the six months ended June 30, 2015 from the same period in 2014 primarily due to higher clinical expense as a result of the achievement of the enrollment target for our Phase 3 CHABLIS-SC study in the second quarter and continued advancement of our BRIGHT study.  The increase is partially offset by $0.9 million in expense reimbursements from our partner, Zenyaku, for certain development costs associated with blisibimod in the six months ended June 30, 2015.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the six months ended June 30, 2015 and 2014 (in thousands, except percentages):
	Six Months Ended June 30,
	2015	2014	$ Change	% Change
General and administrative expense	$3,603	$3,430	$173	5%

General and administrative expenses increased during the six months ended June 30, 2015 primarily driven higher professional fees in 2015 compared to the same period in 2014.

Other Income (Expense)

The following table summarizes our other income (expense) for the six months ended June 30, 2015 and 2014 (in thousands, except percentages):
	Six Months Ended June 30,
	2015	2014	$ Change	% Change
Other income (expense)	$(52)	$(79)	$27	(34	) %
Interest expense	—	(619)	619	(100	) %
Total other income (expense)	$(52)	$(698)	$646	(93	) %

The change in other expense during the six months ended June 30, 2015 was insignificant as compared to the same period in 2014. The decrease in interest expense during the six months ended June 30, 2015 as compared to 2014 was primarily due to the termination of our long-term debt in the fourth quarter of 2014.

Comparison of Research Award for the Three and Six Months ended June 30, 2015 and 2014

The following table summarizes payment we received pursuant to a research award for the three and six months ended June 30, 2015 and 2014 (in thousands, except percentages):

	Three and Six Months Ended June 30,
	2015	2014	$ Change	% Change

Research award	$ (1,100)	$—	$ (1,100)	100%

In March 2015, we received a research award of up to $3 million from CFFT for our development of liprotamase.  For the three and six months ended June 30, 2015, we received $1.1 million from CFFT in connection with achieving certain milestones specified in the award agreement.

Liquidity and Capital Resources

Our principal liquidity requirements are primarily to meet our working capital needs, support ongoing business activities, research and development, and our capital expenditure needs.  As of June 30, 2015, we had cash and cash equivalents of approximately $35.5 million.

 On March 12, 2015, we executed an equity purchase agreement (“Purchase Agreement”), with Lincoln Park Capital Fund, LLC (“LPC”) pursuant to which we have the right, but not obligation, to sell to LPC up to an aggregate of $10.0 million in shares of the common stock over a period of two years in amounts as set forth in the 2015 Purchase Agreement.  In July 2015, we amended the Purchase Agreement and reduced the amount LPC can purchase to an aggregate of $6.0 million shares of common stock.  No sales of common stock have been made under the Purchase Agreement as of June 30, 2015.

On November 15, 2013, we entered into a Sales Agreement (the “ATM Agreement”) with Cowen and Company, LLC (“Cowen”) to create an ATM under which we from time to time may offer and sell shares of its common stock, par value $0.001 per share, having an aggregate offering price of up to $25.0 million through Cowen, as agent.  As of June 30, 2015, we had sold $21.3 million in shares of common stock, leaving a balance of $3.7 million available for future sale pursuant to the ATM Agreement.

In April 2013, we filed a universal shelf registration statement with the SEC on Form S-3 (File No. 333-187780) for the proposed offering from time to time of up to $100.0 million of securities, including common stock, preferred stock, debt securities and/or warrants. On November 15, 2013, we registered $25.0 million under the registration statement for the Cowen ATM. In January 2015, we registered $8.0 million under the registration statement for the issuance of common stock to Zenyaku and Amgen. In February 2015, we allocated $10.3 million under the registration statement for the Purchase Agreement with LPC which was reduced to $6.3 million in July 2015 pursuant to an amendment to the Purchase Agreement. In March and July 2015, we utilized $57.5 million of this shelf registration in connection with an underwritten public offering, leaving a balance of $3.2 million available for future issuance under this shelf registration statement, which will expire in April 2016.

Cash Flows

Comparison of Six Months ended June 30, 2015 and 2014

Cash flows during the six months ended June 30, 2015 and 2014 consisted of the following (in thousands):

	June 30,
	2015	2014
Net cash used in operating activities	$(12,752)	$(13,185)
Net cash provided by (used in) investing activities	(80)	8,100
Net cash provided by financing activities	45,648	36
Total	$32,816	$(5,049)

During the six months ended June 30, 2015 and 2014, our operating activities used cash of $12.8 million and $13.2 million, respectively, primarily resulting from our net losses and changes in our working capital accounts, adjusted for non-cash items including stock based compensation.

During the six months ended June 30, 2015, cash used in investing activities was insignificant. During the six months ended June 30, 2014, cash provided by investing activities was $8.1 million which represented a reduction in our restricted cash as result of principal repayments made to Square 1 Bank.

During the six months ended June 30, 2015, cash provided by financing activities was $45.6 million, which was primarily driven by net proceeds of $11.5 million received from the sale of our common stock through an at-the-market (“ATM”) offering program, $26.9 million received from the sale of our common stock through a public offering and $7.0 million from the sale of our common stock to our collaborative partner, Zenyaku.  During the six months ended June 30, 2014, financing activities provided cash of $36,000 and was driven by net proceeds of $9.6 million received from the sale of our common stock through an ATM and equity purchase agreement with LPC, offset by $9.5 million of principal payment against our notes payable.

Contractual Obligations and Commitments

We have lease obligations consisting of an operating lease for our operating facility that expires in September 2017.

The following table summarizes our estimated scheduled future minimum contractual obligations and commitments as of June 30, 2015 (in thousands):

	Payment Due by Period
Contractual Obligations	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total

Facility Lease	$227	$292	$—	$—	$519

The above amounts exclude potential payments to be made under our license agreements to our licensors, totaling $76 million, that are based on the progress of our product candidates in development, as these payments are not determinable.

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

Under the CFFT agreement, we are obligated to pay royalties to CFFT as follows: i) a one-time royalty in an amount equal to the five times the award, payable in three installments between the first and second anniversaries of the first commercial sale of a product; ii) a one-time royalty in an amount equal to the actual award after net product sales reaches $100 million; and iii) in the event of a license, sale or other transfer of the product or a change of control transaction prior to the commercial sale of the product, a milestone payment equal to three times the actual award.  Since there is significant development risk associated with the development of liprotamase, we have not accrued royalties for this agreement as of the period ending June 30, 2015.

Funding Requirements

To date, we have not generated any revenue from commercial sale of our product candidates. We expect to incur substantial expenses and generate significant operating losses over the next several years as we continue to advance our product candidates into clinical studies and as we:

•	continue clinical development of liprotamase and blisibimod;

•	hire additional clinical, scientific and management personnel; and

•	implement new operational, financial and management information systems.

Our future capital uses and requirements depend on numerous forward-looking factors. These factors include the following:

•	the progress of clinical studies of our product candidates;

•	the time and costs involved in obtaining regulatory approvals;

•	delays that may be caused by evolving requirements of regulatory agencies;

•	the costs involved in filing and prosecuting patent applications and enforcing or defending patent claims;

•	our ability to establish, enforce and maintain selected strategic alliances; and

•	the acquisition of technologies, product candidates and other business opportunities that require financial commitments.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. We are exposed to market risk related to fluctuations in interest rates, market prices, and foreign currency exchange rates. However, since a majority of our investments are in highly liquid money market funds, we do not believe we are subject to any material market risk exposure. As of June 30, 2015, we did not have any material derivative financial instruments. The fair value of our cash and cash equivalents was $35.5 million as of June 30, 2015.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Principal Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to that company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 13a-15(e), we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, our Chief Executive Officer and Principal Accounting Officer concluded that, as of June 30, 2015, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no other changes in our internal control over financial reporting during the most recent quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In March 2015, we received a research award of up to $3 million from CFFT for the development of liprotamase.  Under the research award agreement, we are obligated to pay royalties to CFFT as follows: i) a one-time royalty in an amount equal to the five times the award, payable in three installments between the first and second anniversaries of the first commercial sale of a product; ii) a one-time royalty in an amount equal to the actual award after net product sales reaches $100 million; and iii) in the event of a license, sale or other transfer of the product or a change of control transaction prior to the commercial sale of the product, a milestone payment equal to three times the actual award.

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

We have confidentiality obligations under our agreement with Zenyaku.

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

The market for inflammatory disease therapeutics is especially large and competitive. For lupus, GlaxoSmithKline plc’s BAFF antagonist monoclonal antibody, Benlysta®, was approved by the U.S. FDA for treatment of lupus. Further, we are aware of companies with other products in development that are being tested for potential treatment of lupus: Bristol-Myers Squibb Company and Merck Serono S.A., whose dual BAFF/APRIL antagonist fusion protein, Atacicept, recently completed a Phase 2/3 clinical study for lupus; Immunomedics, Inc. and UCB S.A., who reported favorable results for their CD22 antagonist humanized antibody, epratuzumab, in a Phase 2b clinical study in lupus, is now conducting two Phase 3 clinical studies.  In addition, other companies including Janssen, Medimmune, Pfizer, have completed Phase 2 trials in lupus and may be considering further clinical development.

The market for pancreatic enzyme replacement therapy is also highly competitive. There are currently several marketed products for EPI caused by cystic fibrosis, including Creon marketed by AbbVie, Inc., Pancreaze by Janssen Pharmaceuticals, Inc., Pertzye by Digestive Care, Inc., and Ultresa and Zenpep by Aptalis Pharma US. Inc/Forest Labs. We are also aware of companies with other products in development that are being tested for potential treatment of EPI caused by cystic fibrosis: Johnson and Johnson Research and Development LLC recently completed a Phase 3 study to assess the effectiveness and safety of oral pancrelipase MT in the treatment of adult and pediatric/adolescent cystic fibrosis patients with clinical symptoms of EPI; and Nordmark Arzneimittel GmbH & Co. KG’s compound, Burlulipase, is being tested in a  Phase 3 study in patients with EPI.

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

We hold license rights to numerous U.S. European Patents (“EP”), and non-EP foreign patents and patent applications relating to blisibimod and liprotamase. Our blisibimod portfolio is made up of exclusively and non-exclusively licensed patents and patent applications from Amgen. Our liprotamase portfolio is made up of exclusively licensed patents and patent applications from Eli Lilly.

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

The Hatch-Waxman Act provides for an extension of patent term for drug compounds for a period of up to five years to compensate for time spent in the regulatory approval process. Assuming we gain a five-year patent term extension for blisibimod and that we continue to have rights under our license agreement with respect to blisibimod, we would have exclusive rights to one of blisibimod’s U.S. composition of matter patents until 2027 or 2028. In Europe, similar legislative enactments allow patent terms in the European Union to be extended for up to five years through the grant of a Supplementary Protection Certificate. Assuming we gain such a five-year extension for blisibimod and that we continue to have rights under our license agreement with respect to blisibimod, we would have exclusive rights to one of blisibimod’s European composition of matter patents until 2027. Further, since blisibimod has not been previously approved, blisibimod could be eligible for 12 years of data exclusivity from the U.S. FDA. During the data exclusivity period, competitors are barred from relying on the innovator biologic’s safety and efficacy data to gain approval.

Similarly, the European Union provides that companies who receive regulatory approval for a new small molecule compound or biologic will have a 10-year period of data exclusivity for that compound or biologic (with the possibility of a further one-year extension) in most EU countries, beginning on the date of such European regulatory approval, regardless of when the European patent(s) covering such compound or biologic expires. A generic version of the approved drug may not be marketed or sold during such market exclusivity period. However, there is no assurance that we will receive the extensions of our patents or other exclusive rights available under the Hatch-Waxman Act or similar foreign legislation. If we fail to receive such Hatch-Waxman extensions or marketing exclusivity rights or if we receive extensions that are materially shorter than expected, our ability to prevent competitors from manufacturing, marketing and selling generic versions of our products will be materially harmed.

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

Our executive officers, directors and greater than 5% stockholders, in the aggregate, own approximately 26.9% of our outstanding common stock. As a result, such persons, acting together, will have the ability to influence our management and affairs and substantially all matters submitted to our stockholders for approval, including the election and removal of directors and approval of any significant transaction. These persons will also have the ability to influence our management and business affairs. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.

Future sales of our common stock may cause our stock price to decline.

As of June 30, 2015, there were 35,870,664 shares of our common stock outstanding. In addition, as of June 30, 2015, we had outstanding options, restricted stock units and warrants to purchase shares of our common stock of 4,040,623 that, if exercised or released, will result in these additional shares becoming available for sale. A large portion of these shares and outstanding equity awards are held by a small number of persons and investment funds. Sales by these stockholders or option holders of a substantial number of shares could significantly reduce the market price of our common stock. Moreover, certain holders of shares of common stock will have rights, subject to some conditions, to require us to file registration statements covering the shares they currently hold, or to include these shares in registration statements that we may file for ourselves or other stockholders.

We have registered or will register all common stock that we may issue under our 2013 Stock Option and Incentive Plan (the “2013 Plan”), our Amended and Restated 2010 Stock Option and Incentive Plan (the “2010 Plan”) and our Employee Stock Purchase Plan (the “ESPP”). As of June 30, 2015, an aggregate of 1,559,992 shares of our common stock had been reserved for future issuance under the 2013 Plan, plus any shares cancelled under our 2005 Equity Incentive Plan and 2010 Plan, and an aggregate of 64,304 shares had been reserved for future issuance under our ESPP. These shares can be freely sold in the public market upon issuance. If a large number of these shares are sold in the public market, the sales could reduce the trading price of our common stock.

In addition, we may sell shares of stock pursuant to an equity purchase agreement with LPC executed in March 2015, pursuant to which we have the right, but not the obligation, to sell to LPC up to an aggregate of $6.0 million of common stock over a period of two years.  We may also sell shares of stock pursuant to the Cowen ATM under which we may from time to time offer and sell up to $25.0 million shares of our common stock, $3.7 million of which remained available to be sold as of the date of this report. Finally, we maintain an effective shelf registration statement on Form S-3 with the SEC for the issuance and sale from time to time of up to approximately $3.2 million of our equity and debt securities, which will expire in April 2016.

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

3.3
Certificate of Amendment to the Fifth Amended and Restated Certificate of Incorporation filed July 12, 2013 and effective July 15, 2013 (filed as Exhibit 3.1 to the registrant’s Current Report on Form 8-K, filed with the SEC on July 16, 2013 and incorporated herein by reference.)

3.4	Amended and Restated Bylaws, as amended on May 21, 2015.

10.1	Amendment to Purchase Agreement by and between Lincoln Park Capital Fund LLC and Anthera Pharmaceuticals, Inc. dated July 8, 2015.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

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

ANTHERA PHARMACEUTICALS, INC.

August 10, 2015	By:	/s/ Paul F. Truex
Paul F. Truex
President and Chief Executive Officer

August 10, 2015	By:	/s/ May Liu
May Liu
Senior Vice President, Finance and Administration
(Principal Accounting Officer)