Form 10-Q
period 2015-09-30
Anthera Pharmaceuticals Inc
filed 2015-11-09
CIK 1316175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of November 1, 2015 the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 39,875,405.

ANTHERA PHARMACEUTICALS, INC.

FORM 10-Q FOR THE QUARTER ENDED September 30, 2015

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ANTHERA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	September 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$55,762	$2,639
Accounts receivable	983	—
Prepaid expenses and other current assets	374	383
Total current assets	57,119	3,022
Property and equipment — net	335	468
TOTAL	$57,454	$3,490

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$7,021	$2,232
Accrued clinical expenses	1,707	1,239
Accrued liabilities	324	211
Accrued payroll and related costs	1,135	1,069
Deferred revenue – current	1,957	—
Other current liabilities	—	1,000
Total current liabilities	12,144	5,751
Total liabilities	12,144	5,751
Commitments and contingencies (Note 6)
Stockholders’ equity (deficit):
Common stock, $0.001 par value, 100,000,000 shares authorized; 39,875,405, and 23,005,209 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	40	23
Additional paid-in capital	389,962	314,527
Accumulated deficit	(344,692)	(316,811)
Total stockholders’ equity (deficit)	45,310	(2,261)
TOTAL	$57,454	$3,490

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ANTHERA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
REVENUES:
License revenue	$548	$—	$743	$—
Collaborative revenue	185	—	524	—
Total revenues	733	—	1,267	—
OPERATING EXPENSES:
Research and development	$10,359	$5,268	$24,893	$16,312
General and administrative	2,091	1,419	5,694	4,849
Research award	(367)	—	(1,467)	—
Total operating expenses	12,083	6,687	29,120	21,161
LOSS FROM OPERATIONS	(11,350)	(6,687)	(27,853)	(21,161)
OTHER INCOME (EXPENSE):
Other income (expense)	24	(14)	(28)	(93)
Interest expense	—	(286)	—	(905)
Total other income (expense)	24	(300)	(28)	(998)
NET LOSS	$(11,326)	$(6,987)	$(27,881)	$(22,159)
Net loss per share—basic and diluted	$(0.29)	$(0.31)	$(0.81)	$(1.03)
Weighted-average number of shares used in per share calculation—basic and diluted	39,241,738	22,747,308	34,260,866	21,459,516

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ANTHERA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2015	2014
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(27,881)	$(22,159)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	213	277
Stock-based compensation expense	2,495	1,702
Amortization of discount and deferred interest on notes payable	—	59
Amortization of debt issuance costs	—	96
Changes in assets and liabilities:
Accounts receivable	(983)	—
Prepaid expenses and other assets	9	69
Accounts payable	4,789	(149)
Accrued clinical expenses	468	432
Accrued liabilities	113	54
Accrued payroll and related costs	66	254
Deferred revenue	(743)	—
Net cash used in operating activities	(21,454)	(19,365)
INVESTING ACTIVITIES:
Property and equipment purchases	(80)	—
Decrease in restricted cash	—	8,640
Net cash provided by (used in) investing activities	(80)	8,640
FINANCING ACTIVITIES:
Principal payment against note payable	—	(10,782)
Proceeds from issuance of common stock, net of offering costs	65,378	10,117
Proceeds from issuance of common stock to collaborative partner	9,000	—
Proceeds from issuance of common stock pursuant to exercise of stock options	279	4
Net cash provided by financing activities	74,657	(661)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	53,123	(11,386)
CASH AND CASH EQUIVALENTS — Beginning of period	2,639	25,946
CASH AND CASH EQUIVALENTS — End of period	$55,762	$14,560

SUPPLEMENTAL CASH DISCLOSURES OF CASH FLOW INFORMATION
Interest Paid	$—	$579

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

Since inception in 2004, the Company has funded its operations through equity offerings, private placements of convertible debt, debt financing, reimbursement for certain research and development expenses from a collaborative partner, and research award from Cystic Fibrosis Foundation Therapeutics Incorporated ("CFFT").  As of the date of this report, the Company anticipates its existing cash, and access to additional cash through an equity purchase agreement with Lincoln Park Capital (“LPC”) and an at-the-market Sales Agreement with Cowen & Company, LLC (“Cowen”) will be sufficient to fund its near term liquidity needs for at least the next 12 months.

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

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for Quarterly Reports on Form 10-Q and do not contain all of the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. The accompanying unaudited Condensed Consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 16, 2015.  In the opinion of management, the accompanying unaudited Condensed Consolidated financial statements reflect all adjustments, which include only normal recurring adjustments necessary to present fairly the Company’s interim consolidated financial information. The results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015 or for any other period. The consolidated balance sheet as of December 31, 2014 has been derived from the audited financial statements as of that date but it does not include all of the information and notes required by U.S. GAAP.

The Company has evaluated events and transactions subsequent to the balance sheet date and has disclosed all events or transactions that occurred subsequent to the balance sheet date but prior to filing this Quarterly Report on Form 10-Q that would require recognition or disclosure in the unaudited Condensed Consolidated Financial Statements.

Significant Accounting Policies

Beginning in 2015, the Company established a policy to account for income and related accounts receivable balances owed to the Company from its collaborative partner, Zenyaku and a research award from Cystic Fibrosis Foundation Therapeutics Inc. (“CFFT”). Our collaboration with Zenyaku provides for various types of payments to us, including development milestones, sales milestones, royalty and reimbursement for a portion of our internal and external costs. All payments from Zenyaku are nonrefundable. The collaborative arrangement is on a best-efforts basis, does not require scientific achievement as a performance obligation and provides for payment to be made when costs are incurred or the services are performed. We recognize a contingent milestone payment as revenue in its entirety upon our achievement of a substantive milestone if the consideration earned from the achievement of the milestone (i) is consistent with performance required to achieve the milestone or the increase in value to the delivered item, (ii) relates solely to past performance and (iii) is reasonable relative to all of the other deliverables and payments within the arrangement. Funds received from the CFFT pursuant to a research award are recorded as an offset to Operating Expenses when payments under the award become contractually due.  There have been no other changes to the Company’s significant accounting policies for the nine months ended September 30, 2015 as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Use of Estimates

The preparation of these condensed consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, expenses and related disclosures. On an ongoing basis, management evaluates its estimates, including critical accounting policies or estimates related to clinical trial accruals, stock-based compensation, allocation of consideration to various elements under multiple-element collaboration arrangements and recognition of revenue. The Company bases its estimates on historical experience and on various other market specific and other relevant assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ significantly from these estimates.

2. COLLABORATIVE AGREEMENT

In December 2014, the Company entered into an exclusive license agreement with Zenyaku (“Zenyaku Agreement”) for the development and commercialization of blisibimod in Japan and potentially other countries throughout Asia, while the Company retained full development and commercialization rights of blisibimod for all other global territories including North America and the European Union.  In September 2015, Zenyaku provided the Company a notice of its intent to terminate the Zenyaku Agreement, effective January 7, 2016 (“Termination Notice”).  The termination was “at will” and the Termination Notice alleged no breach of the Zenyaku Agreement by the Company.  There are no termination penalties to be incurred by the Company in connection with the early termination of the Zenyaku Agreement by Zenyaku.  As of the date of this report, no patients have been enrolled in any blisibimod clinical studies in the Zenyaku territory and Zenyaku had not purchased any blisibimod product from the Company.  Upon termination of the Zenyaku Agreement on January 7, 2016, the Company will regain full rights of blisibimod in Japan.

Under the terms of the Zenyaku Agreement, the Company has the right to receive an upfront and forgivable loan of $7.0 million, milestone payments of up to $22.0 million contingent upon the achievement of certain regulatory and commercial sales milestones, and up to $15.0 million in sales of the Company’s common stock at a purchase price equal to 1.3 times the volume weighted average price of the Company’s common stock for 20 trading days prior to the delivery of the closing notice (the “Premium Purchase Price”).   Despite the Company’s best efforts to satisfy the conditions required to secure the forgivable loan, not all the conditions were met as of September 30, 2015, therefore, the Company had not exercised its right to receive the loan from Zenyaku.  As of September 30, 2015, the Company had exercised its right with respect to $11.0 million of the $15.0 million in equity puts to Zenyaku, of which $9.0 million has been received and $2.0 million remains outstanding.  Additionally, Zenyaku was granted an option to obtain licensing rights for additional countries in Asia for an incremental equity investment of $4.0 million in Anthera stock.  Zenyaku is responsible for all development, marketing and commercialization costs in Japan and will reimburse Anthera for i) 100% of blisibimod development cost in Japan for IgA nephropathy; ii) 25% of global blisibimod development cost outside of Japan for IgA nephropathy; iii) a percentage of Anthera’s personnel costs at a pre-determined full-time equivalent (“FTE”) rate and iv) exclusive purchase of blisibimod clinical drug supplies at cost and blisibimod commercial drug products from the Company at a premium to the Company’s manufacturing cost.

The Company’s deliverables under the Zenyaku Agreement include the delivery of rights to and license for blisibimod in Japan and performance of research and development activities under a joint development plan. The delivered license did not have standalone value at the inception of the arrangement due to the Company’s proprietary expertise with respect to the licensed compound and related ongoing developmental participation under the collaboration agreement, which is required for Zenyaku to fully realize the value from the delivered license. Therefore, the fees received related to the license were recorded as deferred revenue and are recognized over the estimated performance period under the agreement, which is the product development period.  Although the Zenyaku Agreement does not provide a contractually stated price for the rights to blisibimod, the Company determined the Premium Purchase Price to be paid by Zenyaku for its equity investment in Anthera represents consideration for the rights to blisibimod and are recorded in deferred revenue as shares are issued to Zenyaku at the Premium Purchase Price.  The Company periodically reviews and, if necessary, revises the estimated periods of performance of its collaboration with Zenyaku.  Fees for the performance of sponsored research and development activities and services are not refundable.  Therefore, the Company recognizes all FTE reimbursement collaborative revenue as such services are rendered.  Reimbursement for certain development costs are recorded as a reduction to research and development expense in the period in which such reimbursement becomes due in accordance with ASC 808 Collaborative Arrangements, subtopic ASC 808-10-45.

As a result of the Termination Notice received from Zenyaku in September 2015, the Company changed the amortization period of its deferred revenue to correspond with the shortened collaboration period with Zenyaku.  The effect of this change in estimate was a $370,000 increase in the amortization of deferred revenue for the three and nine month periods ended September 30, 2015.  The effect on both basic and diluted earnings per share was a decrease of $0.01 for the three and nine months ended September 30, 2015.  The change in estimate is anticipated to increase our license fee revenue by $2.0 million for the fiscal year 2015.  As of September 30, 2015, the deferred revenue of approximately $2.0 million will be amortized over the remaining duration of the Zenyaku Agreement.  During the three months ended September 30, 2015, the Company recorded revenue of $733,000, which was comprised of $548,000 for the amortization of the Premium Purchase Price and $185,000 for the reimbursement of FTEs, respectively.  During the nine months ended September 30, 2015, the Company recorded revenue of $1.3 million, which was comprised of $743,000 for the amortization of the Premium Purchase Price and $524,000 for the reimbursement of FTEs, respectively.  In addition, during the three and nine months ended September 30, 2015, the Company recorded $417,000 and $1.3 million, respectively, as reduction to research and development expenses in connection with the reimbursement of qualifying costs under the collaboration agreement.

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

For the three and nine months ended September 30, 2015, the Company recognized $0.4 million and $1.5 million of research award as a reduction to operating expense, respectively, from CFFT in connection with achieving certain milestones specified in the award agreement and included these amounts as part of operating expense.  As of September 30, 2015, there is $1.5 million remaining under the research award.

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

The following table summarizes the Company’s calculation of net loss per common share (in thousands except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net loss per share
Numerator
Net loss	$(11,326)	$(6,987)	$(27,881)	$(22,159)
Denominator
Weighted average common shares outstanding	39,241,738	22,747,308	34,260,866	21,459,516
Basic and diluted net loss per share	$(0.29)	$(0.31)	$(0.81)	$(1.03)

As the Company incurred net losses for all of the periods presented, the following outstanding potentially dilutive securities were excluded from the computation of diluted net loss per share, as the effect of including them would have been antidilutive:
	Three and Nine Months Ended September 30,
	2015	2014
Options to purchase common stock	4,282,356	2,089,437
Warrants to purchase common stock	40,178	630,367
Restricted Stock Units	937	1,874
Total	4,323,471	2,721,678

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

The following tables present the Company’s fair value hierarchy for all its financial assets (including those in cash and cash equivalents), in thousands, by major security type measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015
	Estimated Fair Value	Level 1	Level 2	Level 3
Money market funds	$55,586	$55,586	$—	$—

	December 31, 2014
	Estimated Fair Value	Level 1	Level 2	Level 3
Money market funds	$2,354	$2,354	$—	$—

There were no transfers between Level 1, Level 2 or Level 3 for the three and nine months ended September 30, 2015 and 2014.

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

On July 11, 2014, the Company and Eli Lilly and Company (“Eli Lilly”) entered into a worldwide, exclusive license agreement (the “Lilly Agreement”), to develop and commercialize liprotamase, a Phase 3 novel investigational Pancreatic Enzyme Replacement Therapy (“PERT”), for the treatment of patients with Exocrine Pancreatic Insufficiency, or EPI, often seen in patients with cystic fibrosis and other conditions. Under the terms of the Lilly Agreement, the Company was not required to make any up-front payment but is obligated to make milestone payments of up to $33.5 million for capsule products and $9.5 million for reformulated products upon the achievement of certain regulatory and commercial sales milestones, none of which have been achieved as of September 30, 2015. In addition, after sales of the licensed products exceed an aggregate of $100.0 million in the United States, the Company is obligated to pay tiered royalties on future net sales of products, ranging from the single digits to the mid-teens, and such royalty payments are developed and approved as defined in the Lilly Agreement. The Company’s royalty obligations as to a particular licensed product will be payable, on a licensed product-by-licensed product basis, for the longer of (a) the date of expiration of the last to expire valid claim within the licensed patents that covers the manufacture, use or sale, offer to sell, or import of such licensed product by the Company or a sublicense in such country, or (b) 12 years after the first commercial sale of the applicable licensed product in the applicable country.

In March 2015, the Company received a research award of up to $3 million from the CFFT for the Company's development of liprotamase.  The Company is obligated to pay royalties to CFFT as follows: i) a one-time royalty in an amount equal to five times the award, payable in three installments between the first and second anniversaries of the first commercial sale of a product; ii) a one-time royalty in an amount equal to the actual award after net product sales reaches $100 million; and iii) in the event of a license, sale or other transfer of the product or a change of control transaction prior to the commercial sale of the product, a milestone payment equal to three times the actual award.  Due to the inherent risk associated with drug development the Company has not accrued any obligation for the period ended September 30, 2015.

7. STOCKHOLDERS’ EQUITY

Preferred Stock

The Company’s Fifth Amended and Restated Certificate of Incorporation designates 5,000,000 shares of the Company’s capital stock as undesignated preferred stock.  There were no preferred shares issued or outstanding as of September 30, 2015.

Warrants

In March 2011, the Company issued a seven-year warrant to purchase 40,178 shares of the Company’s common stock at an exercise price of $48.00 per share. The warrant was immediately exercisable and expires in March 2018. As of September 30, 2015, the warrant remained outstanding and exercisable.

On September 24, 2015, unexercised warrants to purchase 516,660 shares of common stock, which were issued in a prior financing transaction in September 2010, expired.

Common Stock

In April 2013, the Company filed a universal shelf registration statement with the SEC on Form S-3 (File No. 333-187780) for the proposed offering from time to time of up to $100.0 million of its securities, including common stock, preferred stock, debt securities and/or warrants.  As of September 30, 2015, there is $1.2 million available for future issuance under this shelf registration statement, which will expire in April 2016.

The Company has a  sales agreement with Cowen for an at-the-market offering under which the Company from time to time may offer and sell up to an aggregate of $25.0 million in shares of common stock through Cowen, as placement agent.  As of September 30, 2015, there is a balance of $3.7 million available for future sale pursuant to the sales agreement.  No sales of common stock have been made under the sales agreement in the quarter ended September 30, 2015.

The Company has an equity purchase agreement with Lincoln Park Capital Fund, LLC (“LPC”), pursuant to which the Company has the right, but not obligation, to sell to LPC up to an aggregate $6.0 million in shares of common stock over a period of two years. No sales of common stock have been made under the purchase agreement as of September 30, 2015, which will expire in March 2017.

Equity Issuance

In January 2015, the Company issued 2,795,895 shares of common stock to Zenyaku pursuant to a stock purchase agreement for cash proceeds of $7.0 million. In August 2015, the Company issued an additional 150,917 shares of common stock to Zenyaku for cash proceeds of $2.0 million.

In January 2015, the Company issued 420,751 shares of common stock to Amgen in exchange for a waiver of a fee otherwise payable to Amgen by the Company under an amendment to the Amgen Agreement.

In the first quarter of 2015, the Company sold 3,125,662 shares of common stock through its ATM Agreement for net proceeds of $11.5 million.

In March 2015, the Company sold 6,388,889 shares of common stock at $4.50 per share in an underwritten public offering for net cash proceeds of $26.9 million.

In July 2015, the Company sold 3,833,334 shares of common stock at $7.50 per share in an underwritten public offering for net cash proceeds of approximately $26.9 million.

The Company intends to use all net proceeds from its sale of common stock for clinical research and development and general corporate purposes.

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

The terms of awards granted during the three and nine months ended September 30, 2015 and the method for determining the grant date fair value of the awards were consistent with those described in the financial statements included in the Company’s annual Report on Form 10-K for the year ended December 31, 2014.

The following table summarizes stock option activity for the nine months ended September 30, 2015 (in thousands except share and per share information):	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Balance at December 31, 2014	3,021,969	$3.67	8.92	$-
Granted	1,359,499	$7.16
Exercised	(43,343)	$4.65
Cancelled and expired	(19,379)	$4.69
Forfeited	(36,390)	$3.19
Balance at March 31, 2015	4,282,356	$4.77	8.69	$8,977
Exercisable at September 30, 2015	1,531,798	$4.53	8.04	$3,155

 The intrinsic value of stock options represents the difference between the exercise price of stock options and the market price of our stock on that day for all in-the-money options.  As of September 30, 2015, there was $9.5 million of total unrecognized compensation expense related to stock options and is expected to be amortized on a straight-line basis over a weighted-average remaining period of 2.59 years .

The assumptions used in the Black-Scholes option-pricing model to value stock options are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Expected Volatility	94%	86%	94%	92%
Dividend Yield	0%	0%	0%	0%
Risk-Free Interest Rate	1.74%	1.09%	1.69%	1.24%
Expected Term (years)	6.02	3.50	5.92	3.84
Weighted-average fair value per option	$7.29	$1.46	$5.46	$1.86

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

Recipients of RSUs granted from the 2010 Plan are permitted to net share settle in excess of the minimum statutory withholding amount for taxes and therefore, in accordance with guidance issued by the FASB, RSUs granted from the 2010 Plan are classified as liability with the subsequent change in fair value being recorded as expense. The unsettled RSUs are re-measured at each reporting date and will continue to be re-measured until they are fully vested in approximately 0.13 years. As of September 30, 2015, the liability related to the unsettled awards was not significant.

Recipients of RSUs granted from the 2013 Plan are not permitted to net share settle in excess of the minimum statutory withholding amount for taxes and therefore, in accordance with guidance issued by the FASB. RSUs granted from the 2013 Plan are classified as equity and the fair values of the awards are recognized on a straight-line basis over the vesting term of the awards. Substantially all of the RSUs vest over four years.  There were no outstanding RSUs granted from the 2013 Plan as of September 30, 2015.

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

The purchase price per share is 85% of the fair market value of the common stock as of the first date or the ending date of the applicable semi-annual purchase period, whichever is less (the “Look-Back Provision”). The 15% discount and the Look-Back Provision make the ESPP compensatory. The Black-Scholes option pricing model was used to value the employee stock purchase rights.   For the offering period from January 1, 2015 to June 30, 2015, the Company issued 52,069 shares pursuant to the purchase of common stock by its employees under the ESPP for gross proceeds of $78,000.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Expected Volatility	109%	41%	65%	41%
Dividend Yield	0%	0%	0%	0%
Risk-Free Interest Rate	0.09%	0.05%	0.07%	0.05%
Expected Term (years)	0.50	0.50	0.50	0.50

Stock-Based Compensation Expense

Total stock-based compensation expense, including expense recorded for the ESPP, was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Research and development	$583	$131	$1,025	$672
General and administrative	729	279	1,470	1,030
Total stock-based compensation	$1,312	$410	$2,495	$1,702

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

Since inception, we have funded our operations through equity offerings, private placements of convertible debt, debt financings, equity investment and cost reimbursement from a collaborative partner, and research award from Cystic Fibrosis Foundation Therapeutics Incorporated ("CFFT"). We will need substantial additional financing to continue to develop our product candidates, obtain regulatory approvals and to fund operating expenses, which we will seek to raise through public or private equity or debt financings, collaborative or other arrangements with third parties or through other sources of financing. We cannot assure you that such funds will be available on terms favorable to us, if at all. We may never successfully complete development of any of our product candidates, obtain adequate patent protection for our technology, obtain necessary government regulatory approval for our product candidates or achieve commercial viability for any approved product candidates. In addition, we may not be profitable even if we succeed in commercializing our product candidates.

In December 2014, we entered in an exclusive license agreement with Zenyaku Kogyo Co., Ltd (“Zenyaku”) for the development and commercialization of blisibimod in Japan and potentially other countries throughout Asia.  We retain full development and commercialization rights of blisibimod for all other global territories including North America and the European Union.  In September 2015, Zenyaku provided us a notice of its intent to terminate the Zenyaku Agreement, effective January 7, 2016 (the “Termination Notice”).  The termination was “at will” and the Termination Notice alleged no breach of the Zenyaku Agreement by us.  There are no termination penalties to be incurred by us in connection with the early termination of the Zenyaku Agreement by Zenyaku.  Once the termination becomes effective on January 7, 2016, we will regain full rights of blisibimod, at which time we may explore the possibility of an early examination of clinical data from our on-going Phase 2 IgA nephropathy study, Bright-SC, which may provide helpful insight into the future development of blisibimod for IgA nephropathy.  We plan to pursue partnerships with pharmaceutical and biotech companies to further advance the development of blisibimod globally.

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

Our Phase 3 Development of Liprotamase in EPI

We initiated the SOLUTION study in the third quarter of 2015.  SOLUTION is a Phase 3, randomized, open-label, assessor-blind, non-inferiority, active-comparator study evaluating the efficacy and safety of liprotamase in patients with cystic fibrosis-related exocrine pancreatic insufficiency. This pivotal study is intended to evaluate the non-inferiority of liprotamase compared with another commercially available PERT in a population enriched for PERT responders and will include approximately 50 investigative sites in the United States and Europe.  A second, smaller SIMPLICITY study in younger pediatric subjects is currently being designed.  The SIMPLICITY study will use a powder formulation of liprotamase, utilizing sachets for ease of administration.  We believe the SOLUTION and SIMPLICITY studies may offer a number of potential opportunities for differentiation versus the currently marketed PERTs, including:

•	Use of biotechnology-derived high-purity enzymes that are produced by fermentation processes rather than from mammalian organs which carry a label warning for viral transmission.

•	Use of a novel chemically modified lipase drug substance that provides resistance to degradation.

•
A formulation containing an appropriate ratio of the three digestive enzymes (lipase, protease and amylase) to maximize relative efficacy while minimizing the potential for adverse events, such as fibrosing colonopathy.

•	Capsule and sachet dosage forms free of enteric coating and the associated impact on timing of product release in the upper GI tract, and a reduction in the capsule size/burden.

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

Blisibimod: a Potent Inhibitor of B-Cell Activating Factor

Blisibimod is a peptibody antagonist of the BAFF cytokine which we are developing as a subcutaneous administered treatment for systemic lupus erythematosus, or lupus, and IgA nephropathy (“IgAN”). BAFF, also known as BLyS, is a tumor necrosis family member and is critical to the development, maintenance and survival of B-cells. Although the cause of lupus is still not completely understood, B-cell activation and autoantibody production are known to be central to the process. Evidence has emerged that overexpression of BAFF plays an important role in this disease process. In preclinical studies, transgenic mice created to over-express BAFF begin to exhibit symptoms similar to lupus. In mice that spontaneously develop lupus-like disease, BAFF is known to be elevated, and treatment with blisibimod improves outcomes and survival. Similarly, there is increasing evidence of an association between BAFF and IgAN. In preclinical studies, mice that overexpress BAFF develop an IgA-associated nephropathy with renal manifestations similar to that of human IgAN. Patients with lupus or IgAN have elevated serum levels of BAFF.  Significant improvements in lupus disease activity and disease markers have been reported in randomized, placebo-controlled clinical trials with blisibimod (Furie et al, Ann Rheum Dis.;74(9):1667-75, 2015) and other BAFF inhibitors including belimumab (Navarra et al., Lancet, 377(9767):721, 2011, Furie et al., Arthritis Rheum., 63(12),:3918, 2011), and tabalumab (Merrill et al., Ann Rheum Dis, 2015, Isenberg et al., Ann Rheum Dis, 2015).

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

o
Manufacturing and peptibody design: Blisibimod represents a novel molecular structure, which confers manufacturing benefits and low cost of goods based on a bacterial fermentation manufacturing process and utilizes multiple binding sites to achieve the highest reported affinity for a BAFF-targeted therapeutic agent:

•	4 BAFF binding domains, compared to the typical 2 domains in a monoclonal antibody; and

•	1 picomolar affinity for BAFF, compared to the 120-350 picomolar reported for other anti-BAFF monoclonal antibodies.

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

In February 2015, an interim analysis of CHABLIS-SC1 was conducted by an independent un-blinded statistician, who evaluated at a pre-specified point in time, the proportion of the responders to the systemic lupus erythematous SRI-6 responder index, and recommended the study to continue to completion as planned. This futility analysis was not intended to provide any rules for stopping for overwhelming efficacy, for a change in study sample size, or for an alteration of the study design. Rather, the analysis suggests that the observed data conforms with the assumptions upon which the trial was designed. The systemic lupus erythematosus response index (SRI) is an endpoint accepted by the FDA for a previous approval of a lupus therapy. Prior to the interim analysis and in response to input from our Scientific Advisory Board who evaluated the published clinical data from other recent lupus studies with BAFF inhibitors, we modified the primary endpoint of CHABLIS-SC1 from a comparison of the proportion of responders to the SRI-8 responder index to a comparison of the proportion of responders to the SRI-6 responder index (previously a secondary endpoint of the study) as data, including emerging observations with tabalumab (Isenberg et al ., Annual Meeting of the American College of Rheumatology, November 2014), suggest that SRI-6 responder rates are consistent and stable across multiple trials. Response rates to the SRI-8 responder index will remain a key secondary endpoint of the study. In addition to serving as a registration study for a potential lupus indication, observations in this study are intended to be included in marketing applications for blisibimod in IgA nephropathy and other indications.

We submitted a study protocol for our second lupus study, CHABLIS 7.5 (formerly named CHABLIS-SC2), to the FDA in the third quarter of 2015.  The CHABLIS 7.5 study’s name emphasizes the intent to reduce background corticosteroid medication to ≤7.5mg prednisone.  This study will evaluate the effect of blisibimod on top of standard-of-care medication in patients with severe, seropositive SLE that is inadequately controlled with corticosteroids.  Patient eligibility for this study is informed by responder traits identified in the Phase 2 trial with blisibimod as well as the large Phase 3 programs with other BAFF inhibitors, belimumab and tabalumab.  We plan to initiate the CHABLIS 7.5 study before the end of 2015.

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

Revenue

We have not generated any revenue from the commercial sales of our product candidates since our inception and do not expect to generate any revenue from the commercial sales of our product candidates in the near term.  However, as a result of the collaborative arrangement that we entered into with Zenyaku in December 2014 for the development of blisibimod, we began recognizing license fee revenue and collaborative revenue in 2015.  The license fee from the collaborative arrangement with Zenyaku is amortized as revenue over the performance obligation period (product development period) while reimbursement for our FTEs is recorded as collaborative revenues as incurred.  In September 2015, we received a termination notice from Zenyaku to terminate the collaborative arrangement, effective January 7, 2016.  Consequently, we revised the amortization period of our deferred revenue to correspond with the shortened collaboration period with Zenyaku and expect to fully amortize our deferred revenue by January 7, 2016.

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

The following table shows our total research and development expenses for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30,					Nine Months Ended September 30,
	2015			2014		2015			2014
Allocated costs:
Varespladib	$	---		$	---	$	---		$(375)	(1)
Blisibimod		6,492	(2)		4,437		17,194	(2)	13,775
Liprotamase		2,246			---		3,664		---
Unallocated costs		1,621			831		4,035		2,912
Total		$10,359			$5,268		$24,893		$16,312

(1)	Included a one-time refund of $0.4 million from a vendor for our VISTA-16 clinical study, which was terminated in March 2012.

(2)	Offset by $0.4 million and $1.3 million in reimbursable expense for IgA nephropathy from Zenyaku for the three and nine months ended September 30, 2015 respectively.

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

While our significant accounting policies are more fully described in the accompanying notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating our reported financial results and affect the more significant judgments and estimates that we use in the preparation of our consolidated financial statements.

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

With respect to the collaborative arrangement with Zenyaku, we recognize revenue in accordance with FASB Accounting Standards Codification, or ASC 605 “ Revenue Recognition ”, subtopic ASC 605-25 “ Revenue with Multiple Element Arrangements ” and subtopic ASC 605-28 “ Revenue Recognition-Milestone Method ”, which provide accounting guidance for revenue recognition for arrangements with multiple deliverables and guidance on defining the milestone and determining when the use of the milestone method of revenue recognition for research and development transactions is appropriate, respectively.  For multiple-element arrangements, each deliverable within a multiple deliverable revenue arrangement is accounted for as a separate unit of accounting if both of the following criteria are met: (1) the delivered item or items have value to the customer on a standalone basis and (2) for an arrangement that includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in our control.

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

For the collaborative research activities, we are entitled to reimbursement from Zenyaku for our internal personnel cost at a pre-determined full time equivalent (“FTE”) rate.  Revenue related to FTE services is recognized as research services are performed over the related performance periods. We are required to perform research and development activities as specified in the collaboration agreement. The payments received are not refundable and are based on a contractual reimbursement rate per FTE working on the project. Reimbursement for FTE cost is recorded as collaborative revenue as incurred.

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

Results of Operations

Comparison of Three Months ended September 30, 2015 and 2014

Revenues

The following table summarizes our revenues for the three months ended September 30, 2015 and 2014 (in thousands, except percentages):

	Three Months Ended September 30,
	2015	2014	$ Change	% Change
License revenue	$548	$—	$548	100%
Collaborative revenue	185	—	185	100%
Total revenues	$733	$—	$733	100%

We began to recognize revenue in 2015 as a result of collaborative arrangement that we entered into with Zenyaku in December 2014 for the development of blisibimod. During the three months ended September 30, 2015, we recorded $185,000 for the reimbursement of FTEs and $548,000 for the amortization of the license fee. License fee from the collaborative arrangement is amortized over the period of performance (product development period) while reimbursement for our FTEs is recorded as collaborative revenue.  In September 2015, we received a termination notice from Zenyaku to terminate the collaborative arrangement, effective January 7, 2016.  Consequently, we revised the amortization period of our deferred revenue to correspond with the shortened collaboration period with Zenyaku and expect to fully amortize our deferred revenue by January 7, 2016.  We do not expect the license fee and collaborative revenues to continue beyond January 2016.

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended September 30, 2015 and 2014 (in thousands, except percentages):

	Three Months Ended September 30,
	2015	2014	$ Change	% Change
Research and development expenses	$10,359	$5,268	$5,091	97%

Research and development expense increased by $5.1 million during the three months ended September 30, 2015 from the same period in 2014 primarily due to an increase in the number of study subjects in our blisibimod clinical trials and the launch of our Phase 3 SOLUTION trial with liprotamase. Additionally, higher non-cash stock-based compensation expense was recognized during the three months ended September 30, 2015 as a result of stock options granted in 2015.  The increase is partially offset by $0.4 million of expense reimbursements from Zenyaku, for certain development costs associated with blisibimod in the quarter ended September 30, 2015.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended September 30, 2015 and 2014 (in thousands, except percentages):

	Three Months Ended September 30,
	2015	2014	$ Change	% Change
General and administrative expenses	$2,091	$1,419	$672	47%

The increase in general and administrative expenses during the three months ended September 30, 2015 was primarily driven by higher non-cash stock-based compensation expense recognized in 2015 as a result of options granted in 2015 and higher expense related professional services to support the growth of the Company.

Other Income (Expense)

 The following table summarizes our other income (expense) for the three months ended September 30, 2015 and 2014 (in thousands, except percentages):

	Three Months Ended September 30,
	2015	2014	$ Change	% Change
Other income (expense)	$24	$(14)	$38	(271)%
Interest expense	—	(286)	286	(100)%
Total other income (expense)	$24	$(300)	$324	(108)%

The change in other expense during the three months ended September 30, 2015 was insignificant as compared to the same period in 2014. The decrease in interest expense during the three months ended September 30, 2015 as compared to 2014 was primarily due to the repayment of our long-term debt in the fourth quarter of 2014.

Comparison of the nine months ended September 30, 2015 and 2014

   Revenues

	Nine Months Ended September 30,
	2015	2014	$ Change	% Change
License fee revenue	$743	$—	$743	100%
Collaborative revenue	524	—	524	100%
Total revenues	$1,267	$—	$1,267	100%

We began to recognize revenues in 2015 as a result of collaborative arrangement that we entered into with Zenyaku in December 2014 for the development of blisibimod. During the nine months ended September 30, 2015, we recorded $524,000 for the reimbursement of FTEs and $743,000 for the amortization of the license fee. License fee from the collaborative arrangement is amortized over the period of performance (product development period) while reimbursement for our FTEs is recorded as collaborative revenue. In September 2015, we received a termination notice received from Zenyaku to terminate the collaborative arrangement, effective January 7, 2016.  Consequently, we revised the amortization period of our deferred revenue to correspond with the shortened collaboration period with Zenyaku and expect to fully amortize our deferred revenue by January 7, 2016.  We do not expect the license fee and collaborative revenues to continue beyond January 2016.

Research and Development Expenses

The following table summarizes our research and development expenses for the nine months ended September 30, 2015 and 2014 (in thousands, except percentages):

	Nine Months Ended September 30,
	2015	2014	$ Change	% Change
Research and development expenses	$24,893	$16,312	$8,581	53%

 Research and development expenses increased during the nine months ended September 30, 2015 from the same period in 2014 primarily due to higher clinical expense as a result of the achievement of the enrollment target for our Phase 3 CHABLIS-SC study and the launch of our Phase 3 SOLUTION clinical study with liprotamase.  The increase is partially offset by $1.3 million in expense reimbursements from Zenyaku, for certain development costs associated with blisibimod in the nine months ended September 30, 2015.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the nine months ended September 30, 2015 and 2014 (in thousands, except percentages):

	Nine Months Ended September 30,
	2015	2014	$ Change	% Change
General and administrative expenses	$5,694	$4,849	$845	17%

General and administrative expenses increased during the nine months ended September 30, 2015 primarily driven by higher non-cash stock-based compensation expense recognized in 2015 as a result of options granted in 2015 and higher expense related to professional services to support the growth of the Company.

 Research Award

In March 2015, we received a research award of up to $3 million from CFFT for our development of liprotamase.  For the three and nine months ended September 30, 2015, we recognized $0.4 million and $1.5 million in research award from CFFT in connection with achieving certain milestones specified in the award agreement.  There was no research award recognized in 2014.

Other Income (Expense)

           The following table summarizes our other income (expense) for the nine months ended September 30, 2015 and 2014 (in thousands, except percentages):
	Nine Months Ended September 30,
	2015	2014	$ Change	% Change
Other income (expense)	$(28)	$(93)	$65	(70	) %
Interest expense	—	(905)	905	(100	) %
Total other income (expense)	$(28)	$(998)	$970	(97	) %

The change in other expense during the nine months ended September 30, 2015 was insignificant as compared to the same period in 2014. The decrease in interest expense during the nine months ended September 30, 2015 as compared to 2014 was primarily due to the termination of our long-term debt in the fourth quarter of 2014.

Liquidity and Capital Resources

Our principal liquidity requirements are primarily to meet our working capital needs, support ongoing business activities, research and development, and our capital expenditure needs.  As of September 30, 2015, we had cash and cash equivalents of approximately $55.8 million.

 On March 12, 2015, we executed an equity purchase agreement (“Purchase Agreement”), with Lincoln Park Capital Fund, LLC (“LPC”) pursuant to which we have the right, but not obligation, to sell to LPC up to an aggregate of $10.0 million of common stock over a period of two years in amounts as set forth in the 2015 Purchase Agreement.  In July 2015, we amended the Purchase Agreement and reduced the amount LPC can purchase to an aggregate of $6.0 million of common stock over a period of two years.  No sales of common stock have been made under the Purchase Agreement as of September 30, 2015.  The Purchase Agreement will expire in March 2017.

On November 15, 2013, we entered into a Sales Agreement (the “ATM Agreement”) with Cowen and Company, LLC (“Cowen”) to create an ATM under which we from time to time may offer and sell common stock, par value $0.001 per share, having an aggregate offering price of up to $25.0 million through Cowen, as agent.  As of September 30, 2015, there is $3.7 million available for future sale of our common stock.  No sales of common stock have been made under the sales agreement during the quarter ended September 30, 2015.

In April 2013, we filed a universal shelf registration statement with the SEC on Form S-3 (File No. 333-187780) for the proposed offering from time to time of up to $100.0 million of securities, including common stock, preferred stock, debt securities and/or warrants. As of September 30, 2015, there is $1.2 million available for future issuance under this shelf registration statement, which will expire in April 2016.

Cash Flows

Comparison of Nine Months ended September 30, 2015 and 2014

Cash flows during the nine months ended September 30, 2015 and 2014 consisted of the following (in thousands):

	September 30,
	2015	2014
Net cash used in operating activities	$(21,454)	$(19,365)
Net cash provided by (used in) investing activities	(80)	8,640
Net cash provided by financing activities	74,657	(661)
Total	$53,123	$(11,386)

During the nine months ended September 30, 2015 and 2014, our operating activities used cash of $21.5 million and $19.4 million, respectively, primarily resulting from our net losses and changes in our working capital accounts, adjusted for non-cash items including stock based compensation.

During the nine months ended September 30, 2015, cash used in investing activities was insignificant. During the nine months ended September 30, 2014, cash provided by investing activities was $8.6 million which primarily represented a reduction in our restricted cash as result of principal repayments made to Square 1 Bank.

During the nine months ended September 30, 2015, cash provided by financing activities was $74.7 million, which was primarily driven by net proceeds of $11.5 million received from the sale of our common stock through an at-the-market (“ATM”) offering program, $53.9 million received from the sale of our common stock through two public offerings in March and July, and $9.0 million from the sale of our common stock at a 30% premium to Zenyaku.  During the nine months ended September 30, 2014, cash used in financing activities was $0.7 million and was driven by net proceeds of $10.1 million received from the sale of our common stock through an ATM and equity purchase agreement with LPC, offset by $10.8 million of principal payment against our notes payable.

Contractual Obligations and Commitments

We have lease obligations consisting of an operating lease for our operating facility that expires in September 2017.

The following table summarizes our estimated scheduled future minimum contractual obligations and commitments as of September 30, 2015 (in thousands):

	Payment Due by Period
Contractual Obligations	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total

Facility Lease	$229	$235	$—	$—	$464

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

Under the CFFT agreement, we are obligated to pay royalties to CFFT as follows: i) a one-time royalty in an amount equal to the five times the award, payable in three installments between the first and second anniversaries of the first commercial sale of a product; ii) a one-time royalty in an amount equal to the actual award after net product sales reaches $100 million; and iii) in the event of a license, sale or other transfer of the product or a change of control transaction prior to the commercial sale of the product, a milestone payment equal to three times the actual award.  Since there is significant development risk associated with the development of liprotamase, we have not accrued royalties for this agreement as of the period ending September 30, 2015.

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

As of the filing of this report, we believe our existing cash, access to the capital market through an equity purchase agreement with LPC, and an ATM agreement with Cowen will enable us to meet our obligations and sustain our operations through at least the next 12 months.  However, we may require significant additional funds earlier than we currently expect to conduct additional or extended clinical studies and seek regulatory approval of our product candidates.  Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical studies.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. We are exposed to market risk related to fluctuations in interest rates, market prices, and foreign currency exchange rates. However, since a majority of our investments are in highly liquid money market funds, we do not believe we are subject to any material market risk exposure. As of September 30, 2015, we did not have any material derivative financial instruments. The fair value of our cash and cash equivalents was $55.8 million as of September 30, 2015.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Principal Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to that company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 13a-15(e), we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, our Chief Executive Officer and Principal Accounting Officer concluded that, as of September 30, 2015, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no other changes in our internal control over financial reporting during the most recent quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our ability to generate product revenue and achieve profitability depends on our ability, alone or with collaborators, to successfully complete the development of our product candidates, conduct preclinical tests in animals and clinical studies in human beings, obtain the necessary regulatory approvals for our product candidates and commercialize any approved products. Although we began to recognize collaborative revenues from our collaborative partner, Zenyaku, in the first quarter of 2015, we cannot guarantee we will recognize collaborative revenue in the future. We currently recognize collaborative revenue related to the amortization of upfront license fee and ongoing reimbursement for our internal FTE employee and certain research and development expenses. The recognition of collaborative revenue is based on the ongoing development of our product candidate, blisibimod. The inherent risks associated with clinical study failure or early termination of collaborative arrangement may lead to unexpected halt or early stop of our clinical studies that could result in subsequent discontinuation of revenue recognition pursuant to our collaborative agreement with Zenyaku.  In September 2015, Zenyaku provided us a notice of its intent to terminate the Zenyaku Agreement, effective January 7, 2016.  The termination was “at will” and Zenyaku alleged no breach of the Zenyaku Agreement by us.  As a result of an early termination the Zenyaku Agreement, we do not expect to recognize revenues beyond the effectiveness of the termination in January 2016.  We have not generated any product revenue from our development-stage product candidates, and we do not know when, or if, we will generate any revenue. The commercial success of our development-stage product candidates will depend on a number of factors, including, but not limited to, our ability to:

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

* Our collaborative partner may not comply with its funding obligations.

In September 2015, our collaborative partner, Zenyaku, provided us a notice of its intent to terminate the Zenyaku Agreement, effective 120 days from the notice date, or January 7, 2016.  The Zenyaku Agreement remains in full effect until January 7, 2016 and we have not made any change to our on-going BRIGHT-SC clinical study in patients with IgA nephropathy.  Furthermore, Zenyaku is required to continue its funding obligations pursuant to the Zenyaku Agreement until the agreement is effectively terminated on January 7, 2016.  However, we cannot assure Zenyaku’s compliance with its funding obligations.  As a result of the early termination, we accelerated the amortization of our deferred revenue due to the shortened collaborative period with Zenyaku.  Should Zenyaku revoke its decision to terminate the Zenyaku Agreement, we may need to adjust the amortization period accordingly.

 *We will need substantial additional capital in the future to fund our operations. If additional capital is not available, we will have to delay, reduce or cease operations.

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

As of the date of this report, we anticipate that our existing cash and access to additional capital through an equity purchase agreement and an ATM agreement will be sufficient to fund our near term liquidity needs for at least the next 12 months. Changing circumstances may cause us to consume capital significantly faster than we currently anticipate. Additional financing may not be available when we need it or may not be available on terms that are favorable to us. If adequate funds are not available to us on a timely basis, or at all, we may be required to:

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

*We depend on developing collaborations to develop and commercialize our product candidates.

Our strategy for fully developing and commercializing our products is dependent upon establishing arrangements with research collaborators, corporate collaborators and others.  We have a collaboration agreement with Zenyaku, which provides for, among other things, significant future payments should certain development, regulatory and commercial milestones be achieved.  On September 9, 2015, Zenyaku provided the Company a notice of its intent to terminate the collaborative arrangement.  The termination notice will become effective 120 days after the Company receives notice, or January 7, 2016.

Because we expect to rely on new collaborations in the future, the development and commercialization of our programs would be substantially delayed, and our ability to receive future funding would be substantially impaired if our future collaborators:

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

These issues and possible disagreements with future corporate collaborators could lead to delays in the collaborative research, development or commercialization of our product candidates.  Furthermore, disagreements with these parties could require or result in litigation or arbitration, which would be time-consuming and expensive. If any of these issues arise, it may delay the development and commercialization of drug candidates and, ultimately, our generation of product revenues.

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

* Our industry is subject to intense competition. If we are unable to compete effectively, our product candidates may be rendered non-competitive or obsolete.

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

The market for inflammatory disease therapeutics is especially large and competitive. For lupus, GlaxoSmithKline plc’s BAFF antagonist monoclonal antibody, Benlysta®, was approved by the U.S. FDA for treatment of lupus, and recently completed a clinical trial with subcutaneous Benlysta® in lupus. Further, we are aware of companies with other products in development that are being tested for potential treatment of lupus: Bristol-Myers Squibb Company and Merck Serono S.A., whose dual BAFF/APRIL antagonist fusion protein, Atacicept, recently completed a Phase 2/3 clinical study for lupus, and Eli Lilly and Co., and UCB/Immunomedics, Inc. completed Phase 3 trials with tabalumab and epratuzumab, respectively.  In addition, other companies including Astra Zeneca with 2 drug candidates, MEDI 545 and MEDI 546, and Pfizer with the PF-04236921 drug candidate, and Immupharma PLC with Lupuzor have completed Phase 2 trials in lupus, while still other companies are engaged in clinical trials including Janssen with ustekinumab, SuppreMol GmbH, Amgen and Genentech to evaluate new drugs, new mechanisms of action, or new drug combinations for treatment of lupus.  Any or all of these companies may have initiated or be considering further clinical development.

The market for pancreatic enzyme replacement therapy is also highly competitive. There are currently several marketed products for EPI caused by cystic fibrosis, including Creon marketed by AbbVie, Inc., Pancreaze by Janssen Pharmaceuticals, Inc., Pertzye by Digestive Care, Inc., and Allergan PLC’s 3 products, Ultresa, Zenpep and Viokace. We are also aware of companies with new products, new formulations, or new dose strengths under development for treatment of EPI: Johnson and Johnson Research and Development LLC recently completed a Phase 3 study with oral pancrelipase MT; and Nordmark Arzneimittel GmbH & Co. KG recently completed a Phase 2 study with burlulipase, Alcresta Inc. is advancing a device containing immobilized lipase for patients receiving nutrition via feeding tube, and AzurRx BioPharma’s lipase drug, MS1819, may enter further clinical development.

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

Undesirable adverse effects caused by our product candidates could cause us, IRBs or other reviewing entities, clinical study sites, or regulatory authorities to interrupt, delay or halt clinical studies and could result in the denial of regulatory approval by the U.S. FDA or other regulatory authorities. Phase 2 clinical studies conducted by us with blisibimod have generated differences in adverse effects and serious adverse events. The most common adverse effects seen with blisibimod versus placebo include injection site erythema and nasopharyngitis. The most common serious adverse events seen with blisibimod include Herpes zoster, pneumonia, urinary tract infections and deep vein thrombosis, cellulitis, intervertebral disc protrusion, spontaneous abortion, and kidney stones. During the placebo-controlled Phase 2 PEARL study, blisibimod was safe and well-tolerated at all dose levels with no meaningful imbalances in serious adverse events or infections between blisibimod and placebo. Discontinuation due to adverse event was lower amongst blisibimod-treated subjects (5.7%) compared to placebo (7.9%). Amongst the commonly-reported adverse events, imbalance was observed only with injection site reactions (200mg QW blisibimod = 15%, matched placebo = 7%), but these were not serious or severe and did not result in discontinuation of treatment. Studies conducted by our licensor on liprotamase have generated the following common adverse effects: general gastrointestinal disorder, such as abdominal pain, flatulence, loose stools and diarrhea.

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

Our executive officers, directors and greater than 5% stockholders, in the aggregate, own approximately13.7% of our outstanding common stock. As a result, such persons, acting together, will have the ability to influence our management and affairs and substantially all matters submitted to our stockholders for approval, including the election and removal of directors and approval of any significant transaction. These persons will also have the ability to influence our management and business affairs. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.

*Future sales of our common stock may cause our stock price to decline.

As of September 30, 2015, there were 39,875,405 shares of our common stock outstanding. In addition, as of September 30, 2015, we had outstanding options, restricted stock units and warrants to purchase shares of our common stock of 4,323,471 that, if exercised or released, will result in these additional shares becoming available for sale. A large portion of these shares and outstanding equity awards are held by a small number of persons and investment funds. Sales by these stockholders or option holders of a substantial number of shares could significantly reduce the market price of our common stock. Moreover, certain holders of shares of common stock will have rights, subject to some conditions, to require us to file registration statements covering the shares they currently hold, or to include these shares in registration statements that we may file for ourselves or other stockholders.

We have registered or will register all common stock that we may issue under our 2013 Stock Option and Incentive Plan (the “2013 Plan”), our Amended and Restated 2010 Stock Option and Incentive Plan (the “2010 Plan”) and our Employee Stock Purchase Plan (the “ESPP”). As of September 30, 2015, an aggregate of 739,992 shares of our common stock had been reserved for future issuance under the 2013 Plan, plus any shares cancelled under our 2005 Equity Incentive Plan and 2010 Plan, and an aggregate of 64,304 shares had been reserved for future issuance under our ESPP. These shares can be freely sold in the public market upon issuance. If a large number of these shares are sold in the public market, the sales could reduce the trading price of our common stock.

In addition, we may sell shares of stock pursuant to an equity purchase agreement with LPC executed in March 2015, pursuant to which we have the right, but not the obligation, to sell to LPC up to an aggregate of $6.0 million of common stock over a period of two years.  We may also sell shares of stock pursuant to the Cowen ATM under which there is approximately $1.2 million available to be sold as of the date of this report. Finally, we maintain an effective shelf registration statement on Form S-3 with the SEC for the issuance and sale from time to time of up to approximately $1.2 million of our equity and debt securities, which will expire in April 2016.

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

3.4	Amended and Restated Bylaws, as amended on May 21, 2015 (filed as Exhibit 3.4 to the registrant’s Form 10-Q, filed with the SEC on August 10, 2015 and incorporated herein by reference).

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

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

ANTHERA PHARMACEUTICALS, INC.

November 9, 2015	By:	/s/ Paul F. Truex
Paul F. Truex
President and Chief Executive Officer

November 9, 2015	By:	/s/ May Liu
May Liu
Senior Vice President, Finance and Administration
(Principal Accounting Officer)