Form 10-K
period 2015-12-31
Anthera Pharmaceuticals Inc
filed 2016-03-14
CIK 1316175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐  No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2015 was approximately $276.0 million based upon the closing sales price of the registrant’s common stock as reported on the NASDAQ Global Market. Shares of common stock held by each executive officer and director and by each person who owns 10 percent or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

As of February 29, 2016, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 40,004,037

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the registrant’s 2015 Annual Meeting of Stockholders will be filed with the Securities and Exchange Commission within 120 days after the registrant’s fiscal year ended December 31, 2015 and are incorporated by reference in Part III of this report.

ANTHERA PHARMACEUTICALS,  INC.

FORM 10-K FOR THE FISCAL YEAR ENDED

DECEMBER 31, 2015

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

PART I

ITEM 1. BUSINESS

Overview

Anthera Pharmaceuticals, Inc. is a biopharmaceutical company focused on advancing the development and commercialization of innovative medicines that benefit patients with unmet medical needs. We currently have two Phase 3 product candidates, liprotamase also known as SollpuraTM and blisibimod.  We licensed liprotamase from Eli Lilly & Co (“Eli Lilly”) in July 2014.  Sollpura is a novel non-porcine investigational Pancreatic Enzyme Replacement Therapy (“PERT”) intended for the treatment of patients with Exocrine Pancreatic Insufficiency (“EPI”), often seen in patients with cystic fibrosis and other conditions.  We licensed blisibimod from Amgen, Inc. (“Amgen”) in December 2007.  Blisibimod targets B-cell activating factor, or BAFF, which has been shown to be elevated in a variety of B-cell mediated autoimmune diseases, including systemic lupus erythematosus (“SLE”), or lupus, Immunoglobulin A nephropathy, or IgA nephropathy, lupus nephritis, and others.

Summary of Product Portfolio

Summary of Product Development Programs

Product Candidate	Study Name	Development Stage	Indication	Next Milestone(s)
Sollpura	SOLUTION	Phase 3	EPI	Topline data towards end of 2016 or early 2017
Sollpura	SIMPLICITY	Phase 3	EPI	Initiate patient enrollment in first half of 2016
Blisibimod	CHABLIS-SC1	Phase 3	Lupus	Topline data in the second half of 2016
Blisibimod	CHABLIS-SC7.5	Phase 3	Lupus	Initiate patient enrollment first half of 2016
Blisibimod	BRIGHT-SC	Phase 2	IgA Nephropathy	Topline data first half of 2016 Follow-up data in second half of 2016

Our Pancreatic Enzyme Replacement Therapy Portfolio

Liprotamase is a novel non-porcine PERT that contains three biotechnology-derived digestive enzymes: a lipase, a protease and an amylase. Through enzyme cross-linking, the lipase enzyme in liprotamase is more stable than the porcine derived lipase in the low pH environment of the stomach and therefore liprotamase does not have an enteric polymer coating.  Furthermore, since the three enzymes in liprotamase are biotechnology-derived, liprotamase does not contain porcine proteins or purines that may be associated with a risk of viral transmission or allergic reaction to proteins of porcine origin. The individual enzyme components of liprotamase are formulated at a fixed ratio of lipase, protease, and amylase.  The liprotamase enzyme dose ratio was selected from preclinical efficacy studies conducted using a canine model of pancreatic insufficiency which demonstrated that the lipase enzyme in liprotamase was efficacious when administered at >500 units/kg per meal, and the protease doses >1000 units/kg per meal (Borowitz et al. 2006).  This finding is further supported by the similar efficacy observed between liprotamase and Creon in pigs with surgically-induced pancreatic insufficiency.

Pancreatic enzyme replacement therapy is currently the mainstay of treatment for nutrient malabsorption in patients with digestive enzyme deficiencies known as EPI. EPI occurs when diseases such as cystic fibrosis, or CF, and chronic pancreatitis impede or destroy the exocrine function of the pancreas. Orally delivered porcine PERTs have been available for many years for the treatment of EPI.  Unmet medical needs for the treatment of EPI remain. For example, as the porcine-derived proteins contained in the PERTs pass through the low pH environment of the stomach, enzyme activity rapidly diminishes and, as a consequence, large doses of porcine enzymes are often required. Since porcine lipase can become irreversibly deactivated in an acid environment, most products are enterically-coated. Patient-to-patient differences in the acidity of the intestine makes dissolution of enterically-coated products variable, and gives rise to alterations in the rate and extent to which enzymes are released from these products. Poor stability and variability in terms of potency and pharmaceutical properties have also been identified as important factors contributing to a poor response of some patients to PERTs.

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

We believe liprotamase is potentially the first soluble, stable and non-porcine derived enzyme product to offer a novel solution to patients who are unable to maintain appropriate nutritional health. Liprotamase’s chemical characteristics, unlike currently available PERTs, make it ideal for powder formulation as either a capsule, or sachet of powder for oral solution which can be conveniently administered in solution in a small volume of water.

Difference between Liprotamase and Current PERT

Our Phase 3 Development of Liprotamase in EPI

We initiated the SOLUTION study in the third quarter of 2015.  SOLUTION is a Phase 3, randomized, open-label, assessor-blind, non-inferiority, active-comparator study evaluating the efficacy and safety of liprotamase in patients with cystic fibrosis-related exocrine pancreatic insufficiency. This pivotal study is intended to evaluate the non-inferiority of liprotamase compared with another commercially available PERT in a population enriched for PERT responders and will enroll up to 150 patients in the United States and Europe.  Liprotamase will be supplied in capsule form for the SOLUTION study.  A second, smaller Phase 3 study, SIMPLICITY, in younger pediatric subjects is planned for initiation in first half of 2016.  The SIMPLICITY study will utilize sachets containing liprotamase powder for oral solution for ease of administration and will enroll approximately 60 patients.  We believe the SOLUTION and SIMPLICITY studies may offer a number of potential opportunities for differentiation versus the currently marketed PERTs, including:

•	use of biotechnology-derived high-purity enzymes that are produced by fermentation processes rather than from mammalian organs which carry a label warning for viral transmission;

•	use of a novel chemically modified lipase drug substance that provides resistance to degradation;

•
a formulation containing an appropriate ratio of the three digestive enzymes (lipase, protease and amylase) to maximize relative efficacy while minimizing the potential for adverse events, such as fibrosing colonopathy;

•
a capsule formulation using known, safe, excipients that provides lower pill burden and good delivery performance. The pure, high-activity enzyme constituents, and absence of bulky enteric coating give rise to smaller, easy-to-swallow capsules with good disintegration once swallowed, and adequate storage stability compared with porcine PERTs of an equivalent lipase unit dose strength; and

•
a sachet formulation containing liprotamase power for oral solution which can be easily dissolved into water, and finally provides patients, especially young pediatric patients, with an easy-to-swallow dosing option.

Our BAFF Antagonism Portfolio

BAFF, or B-cell Activating Factor, (also known as B lymphocyte stimulator or BLyS), is a member of a tumor necrosis family of natural human proteins and is critical to the development, maintenance and survival of multiple B-cell lineages as well as plasma cells – all of which are critical to the human immune response.  B-cells and plasma cells are a vital part of the human immune system, producing natural antibody responses to invading pathogens such as viruses, bacteria and other dangerous antigens.  Abnormally high elevations of BAFF, B-cells and plasma cells have been associated with several autoimmune diseases, including lupus and IgA nephropathy.  BAFF is primarily expressed by macrophages, monocytes and dendritic cells and interacts with three different receptors on B-cells and plasma cells including BAFF receptor, or BAFF-R, B-cell maturation antigen, or BCMA, and transmembrane activator and cyclophilin ligand interactor, or TACI. The potential role of BAFF inhibition and associated reductions in B-cell and plasma cell numbers in lupus and rheumatoid arthritis has been validated in multiple clinical studies with blisibimod and other BAFF antagonists.

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

The development program for blisibimod is focused on evaluating the efficacy and safety of blisibimod in patients with lupus, and IgA nephropathy for which we believe current treatments are either inadequate or non-existent. Our current plan includes continuing the ongoing CHABLIS-SC1 registration clinical study in patients with active lupus and the BRIGHT-SC phase 2 clinical study in patients with IgA nephropathy, initiating CHABLIS-SC 7.5, and evaluating the potential of blisibimod in hematological diseases through clinical and nonclinical investigations. We have successfully manufactured blisibimod at launch-scale quantities.  The blisibimod product is designed for at-home, self-administration and is presented as a pre-filled syringe for subcutaneous administration.

Our Phase 3 Development of Blisibimod in Systemic Lupus Erythematosus (Lupus)

In the third quarter of 2012 at an End of Phase 2 meeting with the United States Food and Drug Administration, or FDA, we presented the results of the PEARL-SC study and our plans for Phase 3 registration studies in patients with active lupus. As a result of this meeting we initiated patient enrollment in the initial Phase 3 CHABLIS-SC1 study in March 2013.

CHABLIS-SC1 is a multicenter, randomized, double-blind, placebo-controlled study designed to evaluate the efficacy, safety, tolerability and immunogenicity of blisibimod in patients with seropositive, clinically-active lupus (SELENA-SLEDAI ≥ 10) who require corticosteroid therapy in addition to standard-of-care for treatment of their disease.  The study enrolled 442 SLE patients to receive either 200mg of blisibimod or placebo in addition to their standard-of-care medication for 52 weeks.  Topline data is expected after the last enrolled patient completes 52 weeks of treatment around the third quarter of 2016.  The primary endpoint of the CHABLIS-SC1 will be clinical improvement in the SLE Responder Index-6 (SRI-6) response at 52 weeks. Key secondary outcomes from the study, including SRI-8, reduction in the number of lupus flares and steroid use, are intended to provide more insight into blisibimod’s efficacy, and further differentiate blisibimod from currently available therapies. The demographics and disease characteristics of the patients enrolled in the CHABLIS-SC1 study are consistent with our goal to enroll patients with higher levels of lupus activity and positive biomarkers despite the stable use of corticosteroids. These characteristics were associated with improved outcomes in both our previous Phase 2 clinical study as well as in large Phase 3 studies conducted with other BAFF-inhibitors, belimumab (Benlysta) and tabalumab.

We believe the CHABLIS development program for blisibimod may offer a number of potential opportunities for differentiation versus the currently marketed BAFF antagonist and other novel B-cell directed therapies, including:

•	clinical differentiation:

➢	potential for improved clinical response due to enriched patient selection;

➢	a focus on requirement that patients in greater need of alternate therapy as defined by high disease activity and use of steroid therapy at time of randomization;

➢	an improved clinical efficacy endpoint which requires a six-point reduction in the SELENA-SLEDAI;

➢	earlier onset of clinical benefit by allowing earlier steroid taper and restriction of background medications;

➢	potential to demonstrate reductions in lupus flares;

•	patient convenience: A convenient, at-home, patient-administered subcutaneous product;

•	mechanism of action: Blisibimod is able to inhibit the activity of both membrane-bound and soluble BAFF;

•
manufacturing: Blisibimod’s novel molecular structure, comprised of 2 identical peptide chains assembled into a covalent dimer, confers manufacturing benefits and lower cost of goods through a bacterial fermentation manufacturing process;

•
structure: Blisibimod’s 4 BAFF binding domains, compared to the typical 2 domains in a monoclonal antibody, domains, provides a  350-fold higher affinity for blisibimod (1 picomolar affinity) compared with the reported affinities for the anti-BAFF monoclonal antibody belimumab (Benlysta) ; and

•	fully human IgG1 Fc domain confers acceptable pharmacokinetic properties to support once-weekly dosing.

An independent Data Safety Monitoring Board (“DSMB”) meets regularly over the course of the study to assess patient safety. During these regular meetings, the DSMB reviews un-blinded safety data which include adverse events, suspected unexpected serious adverse reactions or SUSARs, deaths, laboratory data, and withdrawal data and compares trends between treatments.  After the most recent scheduled meeting in November 2015, the DSMB recommended continuing the CHABLIS-SC1 and BRIGHT-SC clinical studies.

In February 2015, an interim analysis of CHABLIS-SC1 was conducted by an independent un-blinded statistician, who evaluated at a pre-specified time point, the proportion of responders to the systemic lupus erythematous SRI-6 responder index, and recommended the study to continue to completion as planned.  This futility analysis was not intended to provide any rules for stopping for overwhelming efficacy, for a change in study sample size, or for an alteration of the study design.  Rather, the analysis suggests that the observed data conforms with the assumptions upon which the trial was designed.  The systemic lupus erythematosus response index is a recognized endpoint by the FDA for previously approved therapeutics.   Prior to the interim analysis and on the advice of our Scientific Advisory Board who evaluated the published clinical data from other recent lupus studies with BAFF inhibitors, we modified the primary endpoint of CHABLIS-SC1 from a comparison of the proportion of responders to the SRI-8 responder index to a comparison of the proportion of responders to the SRI-6 responder index (previously a secondary endpoint of the study) as data, including emerging observations with tabalumab (Isenberg et al., Annual Meeting of the American College of Rheumatology, November 2014), suggest that SRI-6 responder rates are consistent and stable across multiple trials.   Response rates to the SRI-8 responder index will remain a key secondary endpoint of the study.  In addition to serving as a registration study for a potential lupus indication, observations in this study are intended to be included in marketing applications for blisibimod in IgA nephropathy and other indications.

We submitted a study protocol for our second lupus study, CHABLIS 7.5 (formerly named CHABLIS-SC2), to the FDA in the third quarter of 2015.  The CHABLIS 7.5 study’s name emphasizes the intent to reduce background corticosteroid medication to ≤7.5mg prednisone in order to mitigate the risks associated with long-term steroid medication.  This study will evaluate the effect of blisibimod on top of standard-of-care medication in patients with severe, seropositive SLE that is inadequately controlled with corticosteroids.  Patient eligibility for this study is informed by responder traits identified in the Phase 2 trial with blisibimod as well as the large Phase 3 programs with other BAFF inhibitors, belimumab and tabalumab.  We plan to initiate the CHABLIS 7.5 study in the first half of 2016.  These two pivotal studies are anticipated to form the basis of submission for blisibimod as a treatment for active SLE that is not controlled by standard-of-care medication, including corticosteroids.

Our Phase 2 Development of Blisibimod for Immunoglobulin A Nephropathy

We partnered our development of IgA nephropathy with Zenyaku Kogyo Co., Ltd. (“Zenyaku”) through a collaborative and license agreement executed in December 2014, which agreement was terminated effective January 7, 2016.  According to the National Organization of Rare Disease, IgA nephropathy, an orphan indication, is believed to affect approximately 130,000 people annually in the United States. In Asia, a higher reported prevalence is attributed to the routine urinalyses that are often performed for school children, and renal biopsies are performed for any patients with asymptomatic hematuria. According to the National Kidney and Urologic Diseases Information Clearinghouse, 25% of adults with IgA nephropathy eventually develop total kidney failure. IgA is a human antibody that helps the body fight infections. IgA nephropathy may occur when plasma B-cells express excessive amounts of abnormal IgA and subsequent immune complexes containing this immunogenic protein are deposited in the kidneys. These IgA deposits build up inside the small blood vessels of the kidney and as a result kidney glomeruli become inflamed and damaged, leading to leakage of blood and protein into urine. According to a recent publication in the New England Journal of Medicine (Wyatt & Julian, 2013), primary IgA nephropathy occurs at any age, most commonly with clinical onset in the second and third decades of life, and a large number of cases eventually progress to renal failure.

Similar to patients with other autoimmune diseases such as lupus, in IgA nephropathy, elevated levels of BAFF are associated with histological severity of disease in kidney tissue. In patients with IgA nephropathy, levels of BAFF are significantly higher than in healthy individuals.  In IgA nephropathy, increased plasma B-cells express immunogenic IgA that forms immune complexes that deposit in renal tissue and lead to renal inflammation and damage that can progress to renal failure and end-stage renal disease. Significant reductions in plasma B-cells were observed in previous clinical studies of patients with lupus with another BAFF inhibitor antibody, belimumab. In our PEARL-SC Phase 2b study, significant reductions in total B-cells as well as significant improvements in proteinuria and increases in complement C3 were observed with blisibimod in lupus patients. We believe inhibition of BAFF may reduce proliferative B-cells and plasma B-cells, reduce serum levels of IgA and therefore reduce progressive renal damage in patients with IgA nephropathy.

The BRIGHT-SC study is a Phase 2 multicenter, randomized, double-blind, placebo-controlled study to evaluate the efficacy, safety, tolerability and immunogenicity of blisibimod in IgA nephropathy. Enrollment criteria are biopsy-proven IgA nephropathy and proteinuria greater than one gram per 24 hours (1g/24hr).  Patients must be receiving standard of care medication including angiotensin converting enzyme inhibitors and angiotensin receptor blockers. The BRIGHT-SC study was initiated in the second quarter of 2013. Patients enrolled in the BRIGHT-SC study receive 300mg weekly blisibimod or placebo subcutaneously during the first 8 weeks of therapy, the induction phase, followed by a minimum of 24 weeks of 200mg weekly blisibimod or placebo, the maintenance phase. The BRIGHT-SC clinical study has enrolled patients in Southeast Asia, the European Union (“EU”) and Eastern Europe.

In March 2015, an interim futility analysis of BRIGHT-SC study was conducted by an independent unblinded statistician, who evaluated several important biomarkers of renal disease in patients who had completed at least 8 weeks of treatment and recommended the study to continue to completion as planned.  We plan to conduct an analysis of the clinical data in the first half of 2016 when more than 40 patients have completed 6 months of treatment, followed by a longer-term treatment data in the second half of 2016 when a majority of the patients have completed one year of treatment.

Market Opportunity

Sollpura (Liprotamase) for the treatment of Exocrine Pancreatic Insufficiency

According to IMS Health, EPI is a disease that affects an estimated 250,000 patients in the United States.  The most common causes of EPI are chronic pancreatitis and cystic fibrosis, the former a longstanding inflammation of the pancreas altering the organ's normal structure and function that can result in malnutrition, heredity, or (in the western world especially), behavior (alcohol use and smoking), and the latter a recessive hereditary disease most common in Europeans and Ashkenazi Jews where the molecular culprit is an altered, CFTR-encoded chloride channel. In children, another common cause is Shwachman-Bodian-Diamond syndrome, a rare autosomal recessive genetic disorder resulting from mutation in the SBDS gene.

Blisibimod for the treatment of Systemic Lupus Erythematosus

Lupus is an autoimmune disorder that involves inflammation that causes swelling, pain and tissue damage throughout the body. Lupus can affect any part of the body, but especially the skin, heart, brain, lungs, joints and kidneys. The course of the disease is unpredictable, with periods of disease worsening, called flares. Although lupus may affect people of either sex, women are 10 times more likely to suffer from the disease than men, according to the Lupus Foundation of America.  According to the Alliance for Lupus Research, it is estimated that up to 1.5 million people have lupus in the United States. Lupus Europe estimates that one in 750 women suffers from lupus in Europe and that lupus is a worldwide disease more common in some races than others. It is estimated that approximately 10% of people with lupus are treated in the United States. Based on the results from our PEARL-SC study, we believe patients in the moderate-to-severe lupus, approximately 30,000 to 40,000 people, are likely to benefit most from treatment with blisibimod.  This is the population we are enrolling in our Phase 3 CHABLIS-SC studies.

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

Although the cause of lupus is still not completely understood, B-cell activation and autoantibody production are known to be central to the process. Evidence has emerged that over-expression of BAFF correlates with disease severity in patients (Petri M., Stohl W., Chatham W., McCune W.J., Chevrier M., Ryel J., Recta V., Zhong J., Freimuth W., Association of Plasma B Lymphocyte Stimulator Levels and Disease Activity in Systemic Llupus Erythematosus. 2008, Arthritis Rheumatology, 58(8): 2453-9). In preclinical studies, transgenic mice created to over-express BAFF begin to exhibit symptoms similar to lupus. In addition, treatment of lupus-prone mice with blisibimod ameliorates the disease (Hsu H, Khare S.D., Lee F, Miner K, Hu YL, Stolina M., Hawkins N., Chen Q., Ho S.Y., Min H., Xiong F., Boone T., Zack D.J., A Novel Modality of BAFF-Specific Inhibitor AMG623 Peptibody Reduces B-cell Number and Improves Outcomes in Murine Models of Autoimmune Disease. 2012, Clinical and Experimental Rheumatology, 30(2): 197-201).

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

According to the National Organization for Rare Diseases, primary IgA nephropathy occurs at any age, most commonly with clinical onset in the second and third decades of life and a large number of cases eventually progress to renal failure. There is also a striking geographic variation in the prevalence of IgA nephropathy throughout the world. In the United States, IgA nephropathy is considered an orphan disease as it is believed to affect approximately 130,000 people annually. In Asia, routine urinalyses are performed for school children, and renal biopsies are performed for patients with asymptomatic hematuria and the reported prevalence of the disease is much higher. For example, in Japan, IgA nephropathy is estimated to affect over 350,000 people annually. According to the National Kidney and Urologic Diseases Information Clearinghouse, 25% of adults with IgA nephropathy eventually develop total kidney failure.

Manufacturing Strategy

Blisibimod

In December 2011, we completed the manufacturing site transfer from Amgen to our contract manufacturing organization (“CMO”), Fujifilm Diosynth Bioservices (“Fujifilm”). We also scaled up manufacturing from 300 liters up to 3,000 liters. Three batches of blisibimod produced under U.S. and EU good manufacturing procedures (“GMPs”), at the 3,000 liter scale passed all physical quality specifications and comparability assessments.

We have successfully manufactured blisibimod at launch scale volumes to support the CHABLIS-SC1, CHABLIS-7.5 and BRIGHT-SC studies. We are currently evaluating an auto injector strategy for use with the subcutaneous product presentation of blisibimod.

Liprotamase

Technology transfer to commercial scale active pharmaceutical ingredients, or API and drug product manufacturing CMOs was initiated in 2015 and is ongoing.  The large scale fermentation and the associated down-stream processing for all three enzyme APIs are anticipated to be complete through process validation in 2016.  In parallel, commercial scale capsule and sachet manufacturing are also being established at respective product CMOs.

Regulatory Strategy

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

Lupus

The Phase 3 program for blisibimod was presented to the European Medicines Agency (EMA, Scientific Advice) in the second quarter of 2012, to the FDA in the third quarter of 2012 (End-of-Phase 2 meeting) and to the FDA in a follow-up advice procedure in the third quarter of 2013 (Type C request to which the FDA provided written responses in lieu of a meeting). The Phase 3 CHABLIS-SC program incorporates feedback and advice obtained from both regulatory agencies. The Phase 3 studies (CHABLIS-SC1 and CHABLIS7.5) are planned to be multicenter, placebo-controlled, randomized, double-blind studies intended to evaluate the efficacy, safety, tolerability and immunogenicity of blisibimod in patients with clinically active lupus (SELENA-SLEDAI > 10) who require corticosteroid therapy in addition to standard of care for treatment of their disease. The design of the second Phase 3 study, CHABLIS-7.5, will be based on input advice from clinical experts as well as learnings from recently reported data from clinical trials in SLE. The CHABLIS-SC1 study has completed enrollment of 442 patients, and the CHABLIS 7.5 protocol was submitted to the FDA in the second half of 2015.

IgA Nephropathy

In September 2013, we met with the FDA who agreed to consider accepting proteinuria as an endpoint for Subpart E approval for blisibimod in IgA nephropathy. In April 2014, we met with the Japan Pharmaceuticals and Medical Devices Agency (“PMDA”) to discuss our registration program for blisibimod in IgA nephropathy. In this meeting we gained the PMDA’s agreement on the acceptability of proteinuria as the primary efficacy endpoint to support marketing approval in Japan and have amended the BRIGHT-SC study to include the specific data requirements of the PMDA. In December 2014 we met with the European Medicines Agency (“EMA”) as part of the scientific advice process for blisibimod.  We reached an agreement with the EMA on the acceptability of proteinuria as the primary efficacy variable as well as the requirement for a single study to support a Conditional Marketing Authorization Application (“CMAA”) provided that confirmatory evidence from a second study, would be available post approval. The EMA also recommended the protocol to provide information on the required duration of treatment, duration of response and need for re-treatment. Data generated from the analysis of the BRIGHT-SC study in the first half of 2016, will be used to guide the final study design elements for the Phase 3 registration study protocol.

We continue to dose patients in our BRIGHT-SC clinical study for the treatment of patients with IgA nephropathy (“IgAN”), an orphan disease.  Following results from previous studies in SLE, namely the PEARL-SC phase 2 clinical study, where patients, with baseline urinary protein excretion (“UPE”) of greater than one gram per 24 hours, demonstrated statistically significant reductions in urinary protein after 24 weeks, we initiated the BRIGHT-SC clinical study to evaluate the effects of blisibimod treatment in patients with IgAN.  Following our receipt of a termination notice from Zenyaku and the subsequent expiration of the 120-day termination period on January 7, 2016, we elected to stop further enrollment in the BRIGHT-SC clinical study. We have enrolled 57 patients, 45 of which remained in the study. We plan to conduct a proof-of-concept efficacy analysis when substantially all patients have received a minimum of six months of therapy in Q2 2016. This analysis will examine the effects of blisibimod versus placebo in the proportion of qualifying patients who achieve a complete response (“CR”) and a partial response (“PR”) at six months. CR is defined as the proportion of patients with baseline UPE of greater than two grams per 24 hours, achieving UPE of less than one gram per 24 hours or a 50% reduction in UPE from baseline, and the proportion of patients with baseline UPE between one and two grams per 24 hours, achieving UPE of less than one gram per 24 hours and a 50% reduction from baseline. PR is defined as the proportion of patients achieving urinary protein excretion (“UPE”) of less than or equal to one gram per 24 hours. Based on our previous discussions with regulatory authorities, we believe an evaluation of the change in proteinuria could serve as a surrogate endpoint to support an accelerated or conditional approval in various key commercial geographies. Following the completion of the BRIGHT-SC study we intend to explore a Special Protocol Assessment from the US FDA to ensure final concurrence on the willingness to consider proteinuria as a surrogate endpoint, the timing for completion of enrollment of the post marketing confirmatory study and blisibimod’s eligibility to receive orphan designation.

Historical Clinical Studies by Licensor - Liprotamase

Liprotamase was studied from 2002 to 2009 in seven clinical trials, in which a total of 492 unique subjects received at least 1 dose of liprotamase.  Three Phase 1 trials were conducted, 1 in healthy volunteers and 2 in subjects with EPI due to CF.  Two short-term trials, the Phase 2 Study TC-2A, and the Phase 3 Study 726 evaluated the efficacy of liprotamase in subjects ≥7 years of age with EPI due to CF.  Two long-term Phase 3 safety and tolerability trials were also conducted:  Study 767 in subjects with EPI due to CF and Study 810 in subjects with EPI due to CP/pancreatectomy.  Completed clinical trials demonstrated that dietary fat and nitrogen (protein) absorption are significantly increased in patients with cystic fibrosis and EPI who received liprotamase. In 2013, Eli Lilly gained agreement from the FDA on the design of a pivotal trial that would provide adequate evaluation of efficacy and safety.

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

Study TC-2A, a Phase 2, randomized, double-blind, parallel group, dose-finding trial, was conducted in 125 pediatric and adult subjects with CF-related EPI who were treated with liprotamase in one of three dosing regimens containing 6,500 U, 32,500 U, and 130,000 U lipase administered per meal or snack. Observed mean CFAs at the end of study were 56.2%, 67.0%, and 69.7% in the 6,500, 32,500, and 130,000 U dose groups, respectively (one-way ANOVA p = 0.0032) with significant improvements in mean changes from baseline (one-way ANOVA p = 0.0005). Pairwise comparison of the CFA values showed that statistically greater improvements were observed at the higher doses of liprotamase compared with the lowest dose of 6,500 U (Figure 1). Similar improvements in the CNA, were observed with liprotamase at the two highest dose levels.

Figure 1: Mean Change from Baseline CFA (ITT) in the Phase II TC-2A Study

Study 726, a Phase 3, placebo-controlled, parallel design, multinational clinical, evaluated the effects of a single capsule of liprotamase (containing 32,500 U lipase, with protease and amylase in fixed ratios) or placebo administered with every meal or snack in subjects with cystic fibrosis-related EPI. Amongst the 138 subjects enrolled in this study, treatment with liprotamase resulted in a statistically significant improvement in the change from baseline in the CFA of 21.2% with liprotamase compared with 6.0% with placebo (p = 0.0011) (Figure 2).  The median body weight of subjects in this trial was 50 kg, for which the corresponding liprotamase dose was 650 U lipase/kg/meal or snack.

Figure 2: Mean Change from Baseline CFA in Study 726

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

Blisibimod Development History

To date, four randomized, clinical studies have been conducted with blisibimod in patients with lupus: two Phase 1 dose-ranging studies in which a total of 104 patients were enrolled by our licensor, Amgen, a Phase 2b double-blind placebo-controlled dose-ranging clinical outcomes study (PEARL-SC) in which 547 subjects were enrolled, and a Phase 2 Open-Label Extension study (OLE) which evaluated the long-term safety of blisibimod in subjects previously enrolled in the Phase 2b PEARL-SC study, both conducted by us.  As expected for a BAFF inhibitor, statistically significant reductions in total B-cells were observed in patients treated with blisibimod compared with placebo in all three of the placebo-controlled studies.

Phase 2b Study PEARL-SC Study in Patients with Lupus

Based on positive safety and pharmacodynamics results among 118 lupus patients in Amgen’s Phase 1a and 1b clinical studies, we conducted the PEARL-SC study, a Phase 2b randomized, double- blind, placebo-controlled study to evaluate the efficacy and safety of various subcutaneous doses of blisibimod in patients with seropositive lupus and active disease defined as SELENA-SLEDAI >6 at enrollment, which ran from mid-2010 to April 2012. The study enrolled 547 patients in 11 countries at 72 clinical sites. All patients completed the PEARL-SC study when the final enrolled patient completed six months of therapy.

In June and July of 2012 we announced results from the Phase 2b PEARL-SC study, which we believe support the initiation of a differentiated Phase 3 registration plan utilizing a 200mg weekly dose of blisibimod in patients with active lupus, despite the concomitant use of corticosteroids.

The primary endpoint of the PEARL-SC study was a clinical improvement at the lupus responder index, or SRI-5, at week 24 for the pooled blisibimod dose groups versus placebo groups.  SRI-5 is defined as a five-point improvement in the SELENA-SLEDAI score, no new BILAG 1A or 2B scores, and no new increase in Physician’s Global Assessment of more than 0.3 points.  The primary endpoint of this study was not met due to the lack of efficacy in the two lowest dose groups.  However, the primary endpoint SRI-5 responder rates were numerically higher in subjects receiving blisibimod 200mg weekly (QW) compared with pooled placebo, from Week 16 (∆SRI 5 for blisibimod-placebo=8%, p= 0.14), through Week 24 (∆SRI 5=8.2%, p=0.15), reaching statistical significance at Week 20 (∆SRI 5=13.4%, p = 0.02). Treatment benefit was greater still when compared with the regimen-matched (QW) placebo. In pre-specified secondary analyses, benefit was observed at Week 24 with the 200mg QW group compared with matched placebo using modified SRI analyses in which responders attained SELENA-SLEDAI improvements of ≥7 or ≥8 (∆SRI 5 = 8.7%   p=0.23; ∆SRI-7 =16.3% p=0.003; ∆SRI-8 =17.4% p=0.001).  Blisibimod was also effective in a subgroup of patients with severe lupus with baseline SELENA- SLEDAI ≥10 and receiving corticosteroids at any dose (n=278) utilizing more stringent response thresholds (∆SRI-5=13.8%, p=0.18; ∆SRI-6=15.9%, p=0.12; ∆SRI-7=28.9%, p=0.002; ∆SRI- 8=31.1%, p<0.001, Figure 3 and Table 1).  Based on SELENA SLEDAI definitions, 76 subjects (13.9%) had renal involvement at baseline and 54 subjects had proteinuria equivalent ≥1g/24hr.  Compared with baseline, decreases in proteinuria were observed with blisibimod from Week 12 through Week 52 in the subgroup of subjects with proteinuria equivalent ≥1 g/24hr at enrollment (Figure 4). Similarly, decreases in proteinuria were observed in subjects with proteinuria equivalent ≥0.5 g/24hr through Week 44. Significantly greater reductions in proteinuria were also observed in a subgroup of subjects with active inflammation (i.e. low C3) and high anti-double-stranded DNA (anti-dsDNA).

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

Using a higher treatment threshold of an six-point reduction in the SELENA-SLEDAI, or an SRI-6 endpoint, in this enhanced subgroup population, the 200mg blisibimod treatment group demonstrated a 15.9% treatment difference compared to regimen-matched placebo (54.2% versus 46.4%, p=0.12). In this “severe” subgroup, separation of clinical response was evident as early as Week 8 and numerical improvements relative to placebo were maintained beyond Week 24. This “severe” subgroup is the population that we believe will benefit most from treatment with blisibimod, and is the population we are enrolling in our Phase 3 CHABLIS-SC studies. Significant and early decreases in proteinuria were also observed with blisibimod as early as Week 8 in subjects with baseline proteinuria equivalent ≥1g/24 hrs. Consistent pharmacodynamics responses were noted with blisibimod including reductions of B-cells, double-stranded-DNA antibodies and increases in complement C3 and C4. Blisibimod was safe and well-tolerated at all dose levels with no meaningful imbalances in serious adverse events. In addition to publications in earlier abstracts at key international rheumatology conferences, the efficacy and safety data from the PEARL-SC study were published by Dr. Richard Furie and colleagues (Ann Rheum Dis. 2015), and Dr. Scheinberg (International Journal of Clinical Rheumatology, 2014). Additional information and publications from the PEARL-SC study can be found at http://www.anthera.com/pipeline/clinical-studies/past-studies/pearl-sc.html.  The information found on our website is not part of this or any other report we file or furnish with the SEC.

Figure 3: Systemic Lupus Erythematosus Responder Index-6 (SRI-6) in Subjects with Baseline SELENA-SLEDAI ≥10 and Receiving Steroids

In the above figure, an SRI-6 responder achieved all of the following: ≥6 point improvement in SELENA-SLEDAI, and no new BILAG 1A or 2B organ domain scores, and no worsening (<0.3 increase) in Physician’s Global Assessment. In a subgroup analysis of patients with severe lupus disease (SELENA–SLEDAI≥10 and receiving steroid at baseline, n=278), the percent of subjects achieving the SRI-5 was higher in subjects receiving the highest dose of blisibimod (200mg QW) compared with placebo. The graph shows data for blisibimod (200mg QW) and regimen matched placebo administered subcutaneously for 24 weeks (Furie et al., Ann Rheum Dis. 2014).

Table 1: The Proportion of Subjects with Severe Lupus Who Attained the Criteria for the SLE Responder Index at Week 24

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

In subjects with baseline urinary protein excretion equivalent to 1-6g/24hrs (measured as urinary protein:creatinine ratio 1-6 mg/mg), treatment with blisibimod resulted in significantly greater reductions in proteinuria compared to placebo from Week 8 through Week 24. Furthermore, the observed treatment-related decreases in proteinuria resulted in near normalization of the proteinuria to ≤1g/24hrs in those subjects receiving blisibimod, and were durable through 52 weeks of continuous blisibimod dosing in the PEARL-SC and open-label extension studies.  Figure 4 shows data from subgroups of patients defined by baseline proteinuria for blisibimod. Separately, data are shown for the subgroup of subjects with high inflammatory biomarker status at enrollment, defined by low C3 and high anti-dsDNA autoantibodies at baseline. Data are plotted for all pooled blisibimod dose levels as well as 200mg once-weekly and placebo administered subcutaneously for 24 weeks in the PEARL-SC trial. See data presented by Dr. Richard Furie at the European League Against Rheumatology Annual Conference, Madrid, Spain 2013 in Figure 4.

Figure 4: Effects of Blisibimod on Proteinuria in Subjects with SLE Enrolled in the PEARL-SC Study

Effects of Blisibimod on Proteinuria in Subjects with SLE Enrolled in the PEARL-SC Study

 In this study, statistically significant reductions in total B-cells were observed in patients treated with blisibimod compared with placebo due to its mechanism of BAFF inhibition. In addition, treatment with blisibimod was associated with significant improvements in lupus disease activity and lupus biomarkers, including anti-dsDNA antibodies, proteinuria, immunoglobulins IgG and IgM, and complement components C3 and C4.  Lupus biomarker observations from the PEARL-SC trial are summarized in the next section, “Open-Label Extension Study in Patients Enrolled in PEARL-SC Study”, along with data from the open-label extension study.

Blisibimod was safe and well-tolerated at all dose levels evaluated in this study, with no meaningful imbalances in serious adverse events or infections compared with placebo. Amongst the adverse events reported, only injection site reactions were more frequent with blisibimod than placebo; these were never serious or severe.

The effects of blisibimod on patient-reported fatigue were evaluated in the PEARL-SC study using the Functional Assessment of Chronic Illness Therapy (FACIT)-Fatigue scale, and reported by Dr. Michelle Petri at the American College of Rheumatology Annual Conference, Boston MA, 2014. Improvements in patient self-reported fatigue were observed amongst subjects randomized to blisibimod based on the FACIT-Fatigue scale as shown in Figure 5, especially in the 200mg QW group (N=80) where favorable effects of blisibimod compared with placebo were observed as early as Week 8, and a mean 6.9-point improvement from baseline was reported at Week 24 compared to 4.4 with placebo (N=229).  These effects meet the criteria for minimal clinically-important improvement difference of 5.9 defined by Goligher and colleagues (2008) for patients with SLE.

Figure 5: Effects of Blisibimod on Patient-Reported Fatigue in the PEARL-SC Study in Subjects with Lupus

Open-Label Extension Study in Patients Enrolled in PEARL-SC Study (“OLE”)

In order to evaluate longer-term safety of blisibimod, patients with lupus who completed the PEARL-SC study were able to participate in an OLE study in which they were treated with blisibimod. The OLE study was opened in the second quarter of 2011 and closed in the second quarter of 2013 after subjects had completed a minimum of one year of continuous therapy with blisibimod. Interim data from the combined PEARL-SC and OLE studies were presented at the 2013 Annual Scientific Meeting of the American College of Rheumatology and Association of Rheumatology Health Professionals (ACR/ARHP). In addition, a case report was published summarizing observations in a patient who was randomized to placebo in the PEARL-SC study then experienced a rapid improvement in serum cryoglobulins upon initiation of blisibimod therapy in the OLE study (Golima et al., Rheumatology, 2013).

The emerging data for the OLE study corroborate the effects of 24-week therapy with blisibimod observed in the PEARL-SC study. Specifically, the improvements in proteinuria observed in the subgroup of patients with abnormal proteinuria at enrollment were maintained over 52 weeks of continuous blisibimod therapy.  In addition, the effects observed with blisibimod on peripheral B-cells, anti-dsDNA autoantibodies, and complement C3 and C4 and immunoglobulins IgG and IgM observed over 24 weeks of dosing in the PEARL-SC study were found to be durable over 52 weeks of therapy through the OLE study.  Blisibimod was safe and well-tolerated at all dose levels through the PEARL-SC and OLE studies, with no associated increase in risk of severe infection as illustrated in the following table.

Table 2: Adverse Events and Serious Adverse Events Reported in the Phase 2 Placebo-controlled and OLE trials with Blisibimod in Patients with Lupus

	PEARL-SC		Open-Label
	Placebo	Blisibimod	Blisibimod
	N=266	N=280	N=380
Overview (% incidence )
AEs	85	82.5	81.3
Serious AEs	15.8	11.1	10.8
AEs Related to Study Drug	37.2	40	33.9
AEs Leading to Withdrawal	7.9	5.7	5.0
AEs Leading to Death	1.1	1.4	0
Severe Infection AEs	1.1	1.4	1.6
Severe Injection Site Reactions	0	0	0
Serious Adverse Events Occurring in >1 Subject, n(%)
Herpes zoster	2 (0.8)	2 (0.7)	1(0.3)
Pneumonia	4 (1.5)	3 (1.1)	1 (0.3)
Urinary tract infections	2 (0.8)	2 (0.7)	0
SLE	3 (1.1)	2 (0.7)	0
Deep vein thrombosis	2 (0.8)	3 (1.1)	0
Cellulitis	1 (0.4)	0	4 (1.1)
Intervertebral disc protrusion	0	0	2 (0.5)
Abortion spontaneous	0	1 (0.4)	4 (1.1)
Nephrolithiasis	1 (0.4)	0	2 (0.5)

The data from the Phase 2b (PEARL-SC) clinical program with blisibimod support the ongoing exploration of blisibimod’s efficacy and safety in the Phase 3 study in patients with lupus (CHABLIS-SC1) as well as the clinical study in patients with IgA nephropathy (BRIGHT-SC). Additional information for the OLE clinical studies can be found at http://www.anthera.com/pipeline/clinical-studies/past-studies/open-label-extension-study.html. The information found on our website is not part of this or any other report we file or furnish with the SEC.

 The significant improvements in proteinuria in patients with lupus randomized to blisibimod compared with placebo observed in the PEARL-SC study were found to be durable through their continuing exposure to blisibimod in the OLE study.

Figure 6 shows data for blisibimod (all pooled dose levels as well as 200mg once-weekly) and placebo administered subcutaneously for 24 weeks in the PEARL-SC trial, and interim data for subjects who continued to receive blisibimod through the OLE trial are presented through Week 52 (presented by Dr. Furie at the American College of Rheumatology Annual Conference, San Diego, 2013).

Figure 6: Durable Effects of Blisibimod on Lupus

As expected for its mechanism of BAFF inhibition, blisibimod treatment was associated with significant reductions in the numbers of total B-cells, anti-dsDNA antibodies, as well as significant increases in complement components C3 and C4. In addition, significant reductions in immunoglobulins IgG and IgM were observed with blisibimod compared with placebo during the placebo-controlled PEARL-SC study.  The effects of blisibimod on lupus biomarkers and serum immunoglobulins observed in the PEARL-SC study were found to be durable in subjects who continued to receive blisibimod through the OLE study. The effects on immunoglobulins were not associated with infection risk, nor were alterations in white blood cells, monocytes, or neutrophils associated with blisibimod. Figure 7 show data for blisibimod (all pooled dose levels as well as 200mg once-weekly) and placebo administered subcutaneously for 24 weeks in the PEARL-SC trial, and data for subjects who continued to receive blisibimod through the OLE trial are presented through Week 52 (interim data presented by Dr. Furie at the American College of Rheumatology Annual Conference, San Diego 2013).

Figure 7: Effects of Blisibimod on Lupus Biomarkers and Serum Immunoglobulins in the Phase 2 PEARL-SC and Open-Label Extension Trials

Historical Clinical Studies By Licensor - Blisibimod

Blisibimod, a peptibody directed against BAFF, was developed as an alternative to antibodies and is produced in Escherichia coli bacterial culture as opposed to antibodies that are typically produced in mammalian cell culture. Prior to our in-licensing of blisibimod, our licensor, Amgen, completed two Phase 1 clinical studies of blisibimod in lupus patients to evaluate the safety and pharmacokinetics of single and multiple doses of the drug using intravenous and subcutaneous formulations. The randomized, placebo-controlled, dose-escalation Phase 1a clinical study evaluated blisibimod or placebo as a single intravenous or subcutaneous therapy among 54 lupus patients. Intravenous doses included 1, 3 and 6mg/kg, and subcutaneous doses included 0.1, 0.3, 1 and 3mg/kg. The primary endpoint was to assess the safety and tolerability of single dose administrations of blisibimod. Secondary endpoints were designed to assess the plasma pharmacokinetic profile and immunogenicity of blisibimod. Results from this clinical study indicated the safety and tolerability of blisibimod administered as a single intravenous or subcutaneous dose were comparable to placebo. Single doses of blisibimod exhibited linear pharmacokinetics after both intravenous and subcutaneous administration. There were comparable adverse events between the blisibimod and placebo groups with no deaths reported. In addition, no neutralization antibodies were seen across all doses. The most common adverse events were nausea (15%), headache (10%), upper respiratory tract infection (10%) and diarrhea (8%).  Observations from this trial were published in 2015 (Stohl and colleagues, Arthritis Research & Therapy).

Blisibimod was evaluated in a randomized, placebo-controlled, multi-dose Phase 1b clinical study as an intravenous or subcutaneous therapy among 64 lupus patients. The intravenous dose was 6mg/kg, and subcutaneous doses included 0.3, 1 and 3 mg/kg. Patients received their doses of blisibimod or placebo once-weekly for four weeks. The primary endpoint was to assess the safety and tolerability of multiple dose administrations of blisibimod. Secondary endpoints were designed to assess the plasma pharmacokinetic profile and immunogenicity of blisibimod after multiple doses. Blisibimod exhibited dose-proportional pharmacokinetics after repeat intravenous and subcutaneous administration. Further, a significant decrease in total B-cells as early as 15 days after beginning treatment, and total B-cell reduction (up to approximately 60-70% of baseline) reached its nadir after about 160 days of therapy. By six months after beginning treatment, the B-cell populations had returned to baseline levels. Further analyses of B-cell subsets found that naive B-cells and activated B-cells were significantly decreased while memory B-cells were transiently significantly increased following treatment with blisibimod.  There were no deaths reported between the blisibimod and placebo groups. Few neutralization antibodies were seen, and all resolved in subsequent visits.  Observations from this trial were published in 2015 (Stohl and colleagues, Arthritis Research & Therapy).  Based on these results and published data from competitor studies, we conducted a Phase 2b clinical study evaluating blisibimod in lupus patients from the second half of 2010 to the third quarter of 2012.

Research and Development

Since our inception in 2004, we have focused primarily on developing our product candidates, which currently include liprotamase and blisibimod.  We currently focus our clinical development and research efforts on liprotamase, as an enzyme replacement therapy for EPI, and blisibimod, which is being developed for autoimmune disease, including lupus and IgA nephropathy.  In the years ended December 31, 2015, 2014 and 2013, we incurred $33.6 million, $21.8 million and $21.7 million, respectively, of research and development expense.

Our Strategy

Our objective is to develop and commercialize our product candidates to treat serious diseases associated with inflammation, including enzyme replacement therapies and autoimmune diseases. To achieve these objectives, we intend to initially focus on the following activities.

Advancing Clinical Development of Liprotamase and Blisibimod

We are advancing the development of liprotamase in a Phase 3 registration program in patients with cystic fibrosis-related EPI.  We are also advancing the development of blisibimod to evaluate the broad potential clinical utility of BAFF antagonism. We have completed a Phase 2b clinical study with blisibimod in patients with lupus and plan to continue the advancement of blisibimod in our ongoing Phase 3 registration program in lupus and development in IgA nephropathy in 2016. We may opportunistically enter into collaborations with third parties for development of liprotamase and blisibimod, including securing corporate partners whose capabilities complement ours.

Developing Commercial Strategies Designed to Maximize Our Product Candidates’ Market Potential

Our product candidates are focused on highly-specialized physician segments, such as cystic fibrosis specialists, rheumatologists and nephrologists. We believe that we can build a small, focused sales force capable of marketing our products effectively in acute care and orphan indications.

Competition

Our industry is highly competitive and subject to rapid and significant technological change. Our potential competitors include large pharmaceutical and biotechnology companies, specialty pharmaceutical and generic drug companies, academic institutions, government agencies and research institutions.  Our primary competitors are described in further detail below, under “Approved Categories of Drugs”. We believe that key competitive factors that will affect the development and commercial success of our product candidates are efficacy, safety and tolerability profile, reliability, convenience of dosing, price and reimbursement.

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

Approved Categories of Drugs

Exocrine Pancreatic Insufficiency

There are currently several marketed products for EPI caused by cystic fibrosis, including Creon marketed by AbbVie, Inc., Pancreaze by Janssen Pharmaceuticals, Inc., Pertzye by Cornestone Therapeutics, Inc., and Ultresa and Zenpep by Aptalis Pharma US. Inc.  Alcresta recently gained marketing approval for its product, Relizorb, which utilizes a digestive lipase enzyme, and is designed for use by adults on enteral tube feeding who have trouble breaking down and absorbing dietary fats.  We are aware of one company with other products in development that are being tested for potential treatment of EPI caused by cystic fibrosis: Nordmark Arzneimittel GmbH & Co. KG’s compound, Burlulipase (also known as NM-BL), recently completed a Phase 1/Phase 2 study in patients with EPI.

Lupus

Human Genome Sciences, Inc. and partner GlaxoSmithKline plc (GSK) obtained FDA approval for Benlysta® (belimumab) in 2011 for the treatment of lupus. Benlysta®, the first novel therapy approved in the last 50 years, was acquired by GSK in July 2012. Other current therapies such as non-steroidal anti-inflammatory drugs, or NSAIDs, corticosteroids, anti-malarials and immunosuppressants are generally associated with limited efficacy or significant adverse events and broad immune suppression.

Emerging data from 2 large Phase 3 trials with the BAFF-targeted monoclonal antibody, tabalumab, were presented by Professor David Isenberg at the American College of Rheumatology Annual Conference, Boston, MA, November 2014.  These data demonstrate that targeting BAFF remains an effective strategy for improving chronic disease activity in SLE. Several other agents under development target other B-cell related pathways or other inflammatory mechanisms for the treatment of lupus. These product candidates include atacicept, or TACI-Ig, from ZymoGenetics Inc. and anifrolumab from AstraZeneca, Other pathways targeting both B-cell and non-B-cell mechanisms are in earlier-phase clinical trials, such as Lupuzor from ImmuPharma plc; the anti-IFN gamma antibody AMG 811; toll-like receptor inhibitors; the anti-interleukin 6 antibodies sirukumab and PF-04236921; the phosphodiesterase 4 inhibitor CC-10004; the anti-CD74 monoclonal antibody milatuzumab; and inhibition of B7 related protein (B7RP-1) pathway with AMG 557. We believe that blisibimod may offer potential differentiation from these agents, including focused evaluation on the populations of lupus patients who were identified in prior trials with BAFF inhibitors to be responsive to this treatment modality; selective modulation and reduction of relevant B-cell types in lupus patients; the ability to inhibit the activity of both membrane-bound and soluble BAFF; the use of a bacterial expression platform which is expected to translate to lower manufacturing costs compared with therapeutic antibodies; and distinct patent protection based on a novel and proprietary technology developed and commercialized by Amgen.

PERT Drugs Approved or Under Late-Stage Clinical Development (other than liprotamase)

Compound	Stage	Company	Indications	Notes
Creon	Approved	Abbvie	EPI, CF and other	• Porcine, enteric coated
Zenpep	Approved	Actavis	EPI, CF and other	• Porcine, enteric coated
Ultrase	Approved	Actavis	EPI, CF and other	• Porcine, enteric coated
Pancreaze	Approved	Janssen/J&J	EPI, CF and other	• Porcine, enteric coated
Pertzye	Approved	Digestive care, Inc.	EPI, CF and other	• Porcine, enteric coated
Viokase	Approved	Actavis	EPI, chronic pancreatitis or pancreatectomy only	• Porcine, non-enteric coated • In combination with proton pump inhibitor
Burlulipase	Phase 2	Nordmark Arzneimittel GmbH & Co. KG	EPI, CF	• Phase 2 completed Aug 2014
MS1819	Phase1/2a complete	Azzurx	EPI, CF and other	• Lipase only

Drugs Approved or Under Late-Stage Clinical Development in lupus (other than blisibimod)

Compound	Company	Stage	Indications	Notes
Benlysta® (belimumab intravenous)	GlaxoSmithKline plc	Approved	Lupus (approved)	• 2 positive Phase 3 clinical trials
		Phase 3	Other	• Additional registries or trials in other age groups or populations ongoing
Belimumab (subcutaneous)	GlaxoSmithKline plc	Phase 3	Lupus	• Positive Phase 3 results reported
Atacicept (subcutaneous)	ZymoGenetics Inc./Merck Serono S.A.	Phase 2/3	Lupus	• Decreased incidence of flares in patients with severe lupus
		Phase 2b	Lupus	• Ongoing
Anifrolumab(subcutaneous)	AstraZeneca	Phase 2	Lupus	• Positive Phase 2 in lupus
		Phase 3	Lupus	• 2 Phase 3 trials in lupus ongoing
		Phase 3	Lupus nephritis	• 1 Phase 3 trial in lupus nephritis ongoing

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

•	One pending EP patent application;

•	14 issued non-EP foreign patents in Australia, Canada, China, Hong Kong, India, Israel, Japan, Mexico, Russia, South Korea and Ukraine; and

•	Three pending non-EP foreign patent application.

We hold exclusive worldwide licenses from Eli Lilly to all of these patents and patent applications.  The exclusively licensed U.S. patents are currently scheduled to expire in March 2025 and July 2028.  Depending upon the timing, duration and specifics of FDA approval of liprotamase, one of these U.S. patents may be eligible for a patent term restoration of up to five years under Hatch-Waxman Act. See “—Regulatory Matters— Patent Term Restoration and Marketing Exclusivity.” This could extend the expiration date of the selected U.S. Patent to as late as March 2030 or July 2033, depending on which patent the term restoration is applied to. We intend to pursue pediatric exclusivity as well, which could add an additional six months to the patent term. The three exclusively licensed EP patents are currently scheduled to expire between February 2021 and October 2025. One of these patents may be eligible for a Supplementary Protection Certificate of up to five years, which could extend the expiration date to between February 2026 and October 2030.

Blisibimod

As of the date of this report, our blisibimod patent portfolio includes:

•	Four issued U.S. patents;

•	One pending U.S. non-provisional patent application;

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

•	Four pending non-EP foreign patent applications in Brazil, Hong Kong, Mexico, and Poland.

We hold exclusive worldwide licenses from Amgen to all of these patents and patent applications. In addition, we hold a non-exclusive worldwide license to one pending U.S. non-provisional patent application, one EP patent, one pending EP patent application, and over 50 non-EP foreign patents and pending patent applications relating to general peptibody compositions and formulations.

The four exclusively licensed U.S. patents are currently scheduled to expire in May 2022, March 2023 and November 2023. Depending upon the timing, duration and specifics of FDA approval of blisibimod, one of these U.S. patents (or another patent issuing from a related patent application) is expected to be eligible for a patent term restoration of up to five years under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch-Waxman Act. See “—Regulatory Matters— Patent Term Restoration and Marketing Exclusivity.” This could extend the expiration date of the U.S. Patent to as late as May 2027, March 2028 or November 2028, depending on which patent the term restoration is applied to. We intend to pursue pediatric exclusivity as well, which could add an additional six months to the patent term. The exclusively licensed EP patents are currently scheduled to expire in May 2022. One of these patents is expected to be eligible for a Supplementary Protection Certificate of up to five years, which could extend the expiration date to May 2027.

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

In connection with the collaborative arrangement with Zenyaku, we amended the Amgen Agreement in November 2014 to (i) adjust certain royalty and milestone payment obligations payable to Amgen in light of our collaboration with Zenyaku and (ii) provide that the sublicense granted by us to Zenyaku shall survive the termination of the Amgen Agreement.  Under this amendment, we also agreed to grant Amgen that number of shares of our common stock equal $1.0 million divided by the volume weighted average price of our common stock for 20 trading days prior to issuance.  We issued 420,751 shares of common stock to Amgen at $2.3767 per share on January 28, 2015 pursuant to a subscription agreement with Amgen, with the consideration paid by Amgen in the form of a waiver of a fee otherwise payable to Amgen under the Amgen Agreement.

Eli Lilly and Company

On July 11, 2014, we entered into a worldwide, exclusive license agreement with Eli Lilly (the “Lilly Agreement”), to develop and commercialize liprotamase, a Phase 3 novel investigational PERT for the treatment of patients with EPI, often seen in patients with cystic fibrosis and other conditions. Under the terms of the Lilly Agreement, we were not required to make any up-front payment but we are obligated to make milestone payments of up to $33.5 million for capsule products and $9.5 million for reformulated products upon the achievement of certain regulatory and commercial sales milestones, none of which have been achieved as of December 31, 2015.  In addition, after sales of the licensed products exceed an aggregate of $100.0 million in the United States, we are obligated to pay tiered royalties on future net sales of products, ranging from the single digits to the mid-teens for products that are developed and approved as defined in the Lilly Agreement. Our royalty obligations as to a particular licensed product will be payable, on a licensed product-by-licensed product basis, for the longer of (a) the date of expiration of the last to expire valid claim within the licensed patents that covers the manufacture, use or sale, offer to sell, or import of such licensed product by us or a sublicense in such country, or (b) 12 years after the first commercial sale of the applicable licensed product in the applicable country.

Zenyaku Kogyo Co., Ltd.

On December 11, 2014, we entered into the Zenyaku Agreement with Zenyaku, pursuant to which we granted Zenyaku an exclusive license to certain patent rights, know-how and other intellectual property relating to blisibimod.  In September 2015, Zenyaku provided us a notice of its intent to terminate the Zenyaku Agreement, effective January 7, 2016.  The termination was “at will” and Zenyaku alleged no breach of the Zenyaku Agreement by us.  We did not incur any termination penalties in connection with the early termination of the Zenyaku Agreement by Zenyaku.  As of the date of termination, no patients had been enrolled in any blisibimod clinical studies in the Zenyaku territory and Zenyaku had not purchased any blisibimod product from us.  As a result of the termination on January 7, 2016, we regained full worldwide rights for blisibimod.

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

Sales and Marketing

Given our stage of development, we have not developed a commercial organization or distribution capabilities. We expect that we would develop these capabilities once we receive Phase 3 data in contemplation of FDA approval and the commercial launch of our product candidates. In order to commercialize our product candidates, we must develop these capabilities internally or through collaboration with third parties. In selected therapeutic areas where we feel that any approved products can be commercialized by a specialty sales force that calls on a limited and focused group of physicians, we may seek to commercialize the product candidates alone. We also plan to seek commercialization partners for products in international markets.

We intend to build the commercial infrastructure necessary to bring our product candidates to market. In addition to a specialty sales force, sales management, internal sales support and an internal marketing group, we will need to establish capabilities to manage key accounts, such as managed care organizations, group-purchasing organizations, specialty pharmacies and government accounts. We may also choose to employ medical sales liaisons personnel to support the product.

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

Employees

As of December 31, 2015, we had 25 employees. All of our employees are engaged in administration, finance, clinical, regulatory and business development functions. None of our employees are represented by a labor union, and we believe that our relations with our employees are good.

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

We are a clinical-stage biotechnology company with two clinical assets in the late stage of development.  Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales to date and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception in 2004.  As of December 31, 2015, we had an accumulated deficit of $352.0 million. Substantially all of our losses resulted from costs incurred in connection with our product development programs and from general and administrative costs associated with our operations.

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

Our ability to generate product revenue and achieve profitability depends on our ability, alone or with collaborators, to successfully complete the development of our product candidates, conduct clinical studies in patients, obtain the necessary regulatory approvals for our product candidates and commercialize any approved products.  Although we recognized collaborative revenues from our license agreement with Zenyaku in 2015, we cannot guarantee we will recognize collaborative revenue in the future. For the year ended December 31, 2015, we recognized collaborative revenue related to the amortization of upfront license fee and reimbursement for our internal full time equivalent (“FTE”) employee and certain research and development expenses by Zenyaku.  In September 2015, Zenyaku provided us a notice of its intent to terminate the Zenyaku Agreement, effective January 7, 2016.  The termination was “at will” and Zenyaku alleged no breach of the Zenyaku Agreement by us.  As a result of an early termination the Zenyaku Agreement, we do not expect to recognize revenues under the Zenyaku Agreement beyond January 2016.  We have not generated any revenue from our development-stage product candidates, and we do not know when, or if, we will generate any revenue. The commercial success of our development-stage product candidates will depend on a number of factors, including, but not limited to, our ability to:

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

•	obtain regulatory approval for liprotamase and blisibimod;

•	if regulatory approvals are obtained, begin the commercial manufacturing of our product candidates with third-party manufacturers;

•	launch commercial sales and effectively market our product candidates, either independently or in strategic collaborations with third parties; and

•	achieve broad market acceptance of our product candidates in the medical community and with third-party payors.

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

We will need to raise substantial additional capital to fund our operations and to develop our product candidates. Our future capital requirements will depend on many factors including:

•	the scope, size, rate of progress, results and costs of our clinical studies and other development activities for our product candidates;

•	manufacturing campaign for liprotamase and blisibimod clinical materials, including formulation development and product enhancement;

•	non-clinical activities that we may pursue parallel to our clinical studies;

•	the cost, timing and outcomes of regulatory proceedings;

•	payments received under any strategic collaborations;

•	the filing, prosecution and enforcement of patent claims;

•
the costs associated with commercializing our product candidates if they receive regulatory approval, including the cost and timing of developing sales and marketing capabilities, or entering into strategic collaboration with others relating to the commercialization of our product candidates; and

•	revenues received from approved products, if any, in the future

As of the date of this report, we anticipate that our existing cash and access to additional capital through an equity purchase agreement and an at-the-market sales agreement are sufficient to fund our near term liquidity needs for at least the next 12 months. Changing circumstances may cause us to consume capital significantly faster than we currently anticipate. Additional financing may not be available when we need it or may not be available on terms that are favorable to us. If adequate funds are not available to us on a timely basis, or at all, we may be required to:

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

In March 2015, we received a research award of up to $3 million from Cystic Fibrosis Foundation Therapeutics Incorporated (“CFFT”) for the development of liprotamase.  Under the research award agreement, we are obligated to pay royalties to CFFT as follows: i) a one-time royalty in an amount equal to the five times the award, payable in three installments between the first and second anniversaries of the first commercial sale of a product; ii) a one-time royalty in an amount equal to the actual award after net product sales reaches $100 million; and iii) in the event of a license, sale or other transfer of the product or a change of control transaction prior to the commercial sale of the product, a milestone payment equal to three times the actual award.

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

We were incorporated in September 2004.  Our operations to date have been limited to organizing and staffing our company, acquiring product and technology rights, conducting product development activities for our primary product candidates, liprotamase and blisibimod, and performing research and development. We have not yet demonstrated an ability to obtain regulatory approval for or commercialize a product candidate. Consequently, any predictions about our future performance may not be as accurate as they could be if we had a history of successfully developing and commercializing pharmaceutical products.

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

We are party to the Amgen Agreement, which provides for the exclusive worldwide licenses of the compositions of matter and methods of use for blisibimod, as well as non-exclusive worldwide licenses of compositions of matter and methods of use relating to peptibodies generally.  We are also party to the Lilly Agreement, which provides for an exclusive worldwide license of the compositions of matter, formulation, and methods of use patents for liprotamase.  These agreements require us to make timely milestone and royalty payments, provide regular information, maintain the confidentiality of and indemnify our licensors under the terms of the agreements.

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

The market for inflammatory disease therapeutics is especially large and competitive. For lupus, GlaxoSmithKline plc’s BAFF antagonist monoclonal antibody, Benlysta®, was approved by the U.S. FDA for treatment of lupus. In 2015, new efficacy data with a subcutaneous presentation of Benlysta were presented, along with safety and pharmacokinetics data for an autoinjector for the subcutaneous product.  We assume that these presentations will become commercially-available in the future.  Further, we are aware of companies with other products in development that are being tested for potential treatment of lupus: AstraZeneca is conducting 3 Phase 3 trials in lupus and lupus nephritis with their drug candidate, anifrolumab, Merck Serono S.A., whose dual BAFF/APRIL antagonist fusion protein, Atacicept, recently completed a Phase 2/3 clinical study for lupus.  In addition, other companies including Janssen, Pfizer, have completed Phase 2 trials in lupus and may continue to advance their clinical development in lupus.

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

Our second product candidate, liprotamase, which we licensed from Eli Lilly in July 2014, received a complete response letter (“CRL”) from the U.S. FDA while it was under development by Eli Lilly in April 2011. Eli Lilly has attempted to address the material items highlighted by the FDA in the CRL and worked directly with the U.S. FDA on a clinical development program for liprotamase which, if successful, could result in regulatory approval of liprotamase. There are still open items from the CRL that we will need to address with the U.S. FDA. While we plan to make reasonable efforts to accommodate and address the U.S. FDA’s inquires and request, we are unable to determine the final outcome of the CRL. Any delay in addressing the CRL to the satisfaction of the U.S. FDA may result in postponement of our Phase 3 clinical trial of liprotamase in patients with EPI.

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

We are highly dependent on Mr. Paul F. Truex, our Chief Executive Officer, Mr. Craig Thompson, our President and Chief Operating Officer, Dr. Colin Hislop, our Senior Vice President and Chief Medical Officer, Dr. Chuck Olson, our Chief Technology Officer, and Ms. Klara Dickinson-Eason, our Chief Regulatory Officer, and the other principal members of our executive team. The loss of the services of any of these persons might impede the achievement of our research, development and commercialization objectives.  Recruiting and retaining qualified scientific personnel and possibly sales and marketing personnel will also be critical to our success.  We may not be able to attract and retain these personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific personnel from universities and research institutions. Failure to succeed in clinical studies may make it more challenging to recruit and retain qualified scientific personnel. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us.

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

We rely on our manufacturers to purchase from third-party suppliers the materials necessary to produce drug product for our clinical studies. There are a small number of suppliers, and in some instances, a single supplier for certain capital equipment and raw materials that we use to manufacture drug product. Such suppliers may not sell these raw materials and equipment to our manufacturers at the times we need them or on commercially reasonable terms. We do not have any control over the process or timing of the acquisition of these raw materials and equipment by our manufacturers. Moreover, we currently do not have any agreements for the commercial production of these raw materials. Although we generally do not begin a clinical study unless we believe we have a sufficient supply of product candidates to complete the clinical study, any significant delay in the supply of product candidates or the raw material components thereof for an ongoing clinical study due to the need to replace a third-party manufacturer could considerably delay completion of our clinical studies, product testing and potential regulatory approval. If our manufacturers or we are unable to purchase these raw materials after regulatory approval has been obtained, the commercial launch would be delayed or there would be a shortage in supply of such product candidates, which would impair our ability to generate revenues from the sale of such product candidates.

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

Some of our manufacturing suppliers are located overseas, and the transportation of drug supplies to or from these facilities to their intended destinations is subject to certain risks of loss and damage beyond our control. Additionally, the importation of drug supplies into and from foreign countries is subject to customs regulations that may require us to incur additional regulatory costs.

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

Our executive officers, directors and greater than 5% stockholders, in the aggregate, own approximately 27.63% of our outstanding common stock. As a result, such persons, acting together, will have the ability to influence our management and affairs and substantially all matters submitted to our stockholders for approval, including the election and removal of directors and approval of any significant transaction. These persons will also have the ability to influence our management and business affairs. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.

Future sales of our common stock may cause our stock price to decline.

As of December 31, 2015, there were 40,004,037 shares of our common stock outstanding. In addition, as of December 31, 2015, we had outstanding options and warrants to purchase 4,296,159 shares of our common stock that, if exercised, will result in these additional shares becoming available for sale. A large portion of these shares and outstanding equity awards are held by a small number of persons and investment funds. Sales by these stockholders or option holders of a substantial number of shares could significantly reduce the market price of our common stock. Moreover, certain holders of shares of common stock will have rights, subject to some conditions, to require us to file registration statements covering the shares they currently hold, or to include these shares in registration statements that we may file for ourselves or other stockholders.

We have registered or will register all common stock that we may issue under our 2013 Stock Option and Incentive Plan (the “2013 Plan”), our Amended and Restated 2010 Stock Option and Incentive Plan (the “2010 Plan”) and our Employee Stock Purchase Plan (the “ESPP”). As of December 31, 2015, an aggregate of 729,492 shares of our common stock have been reserved for future issuance under the 2013 Plan, plus any shares cancelled under our 2005 Equity Incentive Plan and 2010 Plan, and an aggregate of 55,929 shares of common stock have been reserved for future issuance under our ESPP. These shares can be freely sold in the public market upon issuance. If a large number of these shares are sold in the public market, the sales could reduce the trading price of our common stock.

In addition, we may sell shares of stock pursuant to an equity purchase agreement with LPC executed in March 2015, pursuant to which we have the right, but not the obligation, to sell to LPC up to an aggregate of $6.0 million of common stock until March 2017.  We may also sell shares of stock pursuant to a Sales Agreement with Cowen and Company, LLC (“Cowen”) pursuant to an at-the-market equity program (“ATM”) under which we may from time to time offer and sell up to $25.0 million shares of our common stock, $3.2 million of which remained available to be sold as of the date of this report. Finally, we maintain an effective shelf registration statement on Form S-3 with the SEC for the issuance and sale from time to time of up to approximately $1.2 million of our equity and debt securities, which will expire in April 2016 and which we may replace at any time.

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

Generally, a change of more than 50% in the ownership of a corporation’s stock, by value, over a three-year period constitutes an ownership change for U.S. federal income tax purposes. An ownership change may limit a company’s ability to use its net operating loss carryforwards attributable to the period prior to such change. We underwent an ownership change within the meaning of Section 382 ownership of the Internal Revenue Code during 2012 and as such, our net operating loss carryforwards are limited. In addition, the pre-change R&D tax credits have also been limited for federal tax purposes. If we earn net taxable income, our ability to use our pre-change net operating loss carryforwards to offset U.S. federal taxable income will be subject to limitations, which will result in increased future tax liability to us.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our common stock has been listed on The NASDAQ Global Market under the symbol “ANTH” since our initial public offering (“IPO”). Prior to that offering, there was no public market for our common stock. The following table sets forth, for the periods indicated, the high and low intraday sales prices of our common stock as reported by The NASDAQ Global Market:

	High	Low
First Quarter 2014	$3.79	$2.70
Second Quarter 2014	$3.69	$2.54
Third Quarter 2014	$3.50	$1.53
Fourth Quarter 2014	$2.50	$1.46
First Quarter 2015	$6.37	$1.59
Second Quarter 2015	$9.89	$4.05
Third Quarter 2015	$11.65	$5.80
Fourth Quarter 2015	$7.15	$4.25

Holders of our Common Stock

As of December 31, 2015, an aggregate of 40,004,037 shares of our common stock were issued and outstanding and were held by 55 registered holders, based on information provided by the Company’s transfer agent. A significantly larger number of stockholders may be "street name" or beneficial holders, whose shares of record are held by banks, brokers and other financial institutions.

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

Issuer Purchases of Equity Securities

We did not repurchase any securities during the quarter or year ended December 31, 2015.

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

	Year Ended December 31,
	2015	2014	2013	2012	2011

	(in thousands, except share and per share data)
Statement of Operations Data:
Revenues
License revenue	$2,562	$—	$—	$—	$—
Collaborative revenue	623	—	—	—	—
Total revenues	3,185	—	—	—	—
Operating expenses
Research and development	$33,498	$21,839	$21,684	$49,219	$85,281
General and administrative	7,568	6,620	6,563	6,715	7,857
Research award (1)	(2,638)	—	—	—	—
Total operating expenses	38,428	28,459	28,247	55,934	93,138

Loss from operations	(35,243)	(28,459)	(28,247)	(55,934)	(93,138)
Other income (expense):
Other income (expense)	23	(96)	(15)	(111)	606
Interest expense	—	(1,049)	(2,599)	(3,354)	(2,803)
Mark-to-market adjustment of warrant liability	—	—	—	14,070	(3,738)
Total other income (expense)	23	(1,145)	(2,614)	10,605	(5,935)
Net loss	$(35,220)	$(29,604)	$(30,861)	$(45,329)	$(99,073)
Net loss per share — basic and diluted (2)	$(0.99)	$(1.36)	$(1.69)	$(6.27)	$(21.18)
Weighted average shares used in net loss per share -- basic and diluted (3)	35,631,237	21,776,269	18,267,413	7,225,406	4,677,210

	December 31,
	2015	2014	2013	2012	2011

	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$46,951	$2,639	$25,946	$24,753	$67,370
Restricted cash	—	—	10,000	—	—
Working capital	39,394	(2,729)	18,743	6,429	37,742
Total assets	48,125	3,490	37,417	26,445	69,493
Total notes payable	—	—	17,875	20,550	24,331
Total liabilities	8,468	5,751	22,659	29,971	66,747
Common stock and additional paid-in capital	391,688	314,550	301,965	252,827	213,792
Accumulated deficit	(352,031)	(316,811)	(287,207)	(256,346)	(211,017)
Total stockholders’ equity (deficit)	39,657	(2,261)	14,758	(3,526)	2,746

(1)
In March 2015, we received a research award of up to $3 million from CFFT for our development of liprotamase.  For the year ended December 31, 2015, we recognized $2.6 million in research award from CFFT in connection with achieving certain milestones specified in the award agreement.  The amount has been recognized as a component of Operating Expenses.

(2)	Diluted earnings per share, or EPS, is identical to basic EPS since common equivalent shares are excluded from the calculation, as their effect is anti-dilutive.

(3)	Weighted average shares used in net loss per basic and diluted share in 2012 and 2011 have been adjusted to reflect a 1-for-8 reverse stock split effectuated by the Company on July 15, 2013.

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

Overview

Anthera Pharmaceuticals, Inc. is a biopharmaceutical company focused on advancing the development and commercialization of innovative medicines that benefit patients with unmet medical needs. We currently have two compounds in development, liprotamase and blisibimod.  We licensed liprotamase from Eli Lilly & Co (“Eli Lilly”) in July 2014.  Liprotamase is a novel non-porcine investigational Pancreatic Enzyme Replacement Therapy (“PERT”) intended for the treatment of patients with Exocrine Pancreatic Insufficiency (“EPI”), often seen in patients with cystic fibrosis and other conditions.  We licensed blisibimod from Amgen, Inc. (“Amgen”) in December 2007.  Blisibimod targets B-cell activating factor, or BAFF, which has been shown to be elevated in a variety of B-cell mediated autoimmune diseases, including systemic lupus erythematosus, or lupus, Immunoglobulin A nephropathy, or IgA nephropathy, lupus nephritis, and others.

We were incorporated in September 2004.  We have devoted substantially all of our resources to research and development of our product candidates. We have not generated any revenue from the commercial sales of our product candidates, and since inception we have funded our operations through equity offerings, private placements of convertible debt, debt financing, equity investment and cost reimbursement from a former collaborative partner, Zenyaku Kogyo Co., Ltd (“Zenyaku”), and a research award from Cystic Fibrosis Foundation Therapeutics Incorporated ("CFFT").  We will need substantial additional financing to continue to develop our product candidates, obtain regulatory approvals and to fund operating expenses, which we will seek to raise through public or private equity or debt financings, collaborative or other arrangements with third parties or through other sources of financing. We cannot assure you that such funds will be available on terms favorable to us, if at all. In addition to the normal risks associated with drug development companies, we may never successfully complete development of our product candidates, obtain adequate patent protection for our technology, obtain necessary government regulatory approval for our product candidates or achieve commercial viability for any approved product candidates.  In addition, we may not be profitable even if we succeed in commercializing our product candidates.

In December 2014, we entered in an exclusive license agreement with Zenyaku for the development and commercialization of blisibimod in Japan and potentially other countries throughout Asia.  In September 2015, Zenyaku provided us a notice of its intent to terminate the Zenyaku Agreement, effective January 7, 2016.  The termination was “at will” and Zenyaku alleged no breach of the Zenyaku Agreement by us.  There are no termination penalties incurred by us in connection with the early termination of the Zenyaku Agreement.  As a result of the early termination of the Zenyaku Agreement, we do not expect to recognize revenues under the Zenyaku Agreement beyond January 2016.  We also regained full worldwide rights for blisibimod and we are actively pursuing partnerships with pharmaceutical and biotech companies to further advance the development of blisibimod globally.

In March 2015, we received a research award of up to $3 million from CFFT for our development of liprotamase.  We retain the right to develop and commercialize liprotamase and will owe royalties to CFFT on net sales of any drug candidate approved and commercialized under the collaboration. The funding is to be disbursed by CFFT to us upon our achievement of milestones specified in the agreement.  At our discretion, we may choose to fund a particular stage of the liprotamase development plan without CFFT funds.  Any CFFT funds not expended on the development program of liprotamase must be returned to CFFT and, upon such return, the amounts of such returned funds will not be included as part of the research award for the purpose of calculating royalties or other amounts owed by us to CFFT.  To the extent CFFT provides or makes available any information, expertise, know-how or other intellectual property related to cystic fibrosis or the treatment, prevention or cure thereof (“CFFT Know-How”) to us, CFFT grants to us a non-exclusive, transferrable, sublicensable, worldwide rights and license under all of CFFT’s rights in such CFFT Know-How to assist us to research, develop, commercialize, make or have made, use, sell, have sold, offer for sale, import, export and otherwise exploit the product.

Our Phase 3 Development of Liprotamase in EPI

We initiated the SOLUTION study in the third quarter of 2015.  SOLUTION is a Phase 3, randomized, open-label, assessor-blind, non-inferiority, active-comparator study evaluating the efficacy and safety of liprotamase in patients with cystic fibrosis-related exocrine pancreatic insufficiency. This pivotal study is intended to evaluate the non-inferiority of liprotamase compared with another commercially available PERT in a population enriched for PERT responders and will enroll approximately 130 patients in the United States and Europe.  A second, smaller Phase 3 study, SIMPLICITY, in younger pediatric subjects is planned for initiation in first half of 2016.  The SIMPLICITY study will use sachets containing a formulation of liprotamase powder for oral solution for ease of administration, and will enroll approximately 60 patients.  We believe the SOLUTION and SIMPLICITY studies may offer a number of potential opportunities for differentiation versus the currently marketed PERTs, including:

•	Use of biotechnology-derived high-purity enzymes that are produced by fermentation processes rather than from mammalian organs which carry a label warning for viral transmission;

•	use of a novel chemically modified lipase drug substance that provides resistance to degradation;

•
a formulation containing an appropriate ratio of the three digestive enzymes (lipase, protease and amylase) to maximize relative efficacy while minimizing the potential for adverse events, such as fibrosing colonopathy;

•
a capsule formulation using known, safe, excipients that provides lower pill burden and good delivery performance. The pure, high-activity enzyme constituents, and absence of bulky enteric coating give rise to smaller, easy-to-swallow capsules with good disintegration once swallowed, and adequate storage stability compared with porcine PERTs of an equivalent lipase unit dose strength; and

•
a sachet formulation containing liprotamase power for oral solution which can be easily dissolved into water, and finally provides patients, especially young pediatric patients, with an easy-to-swallow dosing option.

Our Phase 3 Development of Blisibimod in Systemic Lupus Erythematosus (Lupus)

CHABLIS-SC1 is a multicenter, randomized, double-blind, placebo-controlled study designed to evaluate the efficacy, safety, tolerability and immunogenicity of blisibimod in patients with seropositive, clinically-active lupus (SELENA-SLEDAI ≥ 10) who require corticosteroid therapy in addition to standard-of-care for treatment of their disease.  The study was designed to randomize up to 400 patients to receive either 200mg of blisibimod or placebo in addition to their standard-of-care medication for 52 weeks.  We reached the enrollment target in June 2015.  Topline data is expected after the last enrolled patient completes 52 weeks of treatment around the third quarter of 2016.  The primary endpoint of the CHABLIS-SC1 will be clinical improvement in the SRI-6 response at 52 weeks. Key secondary outcomes from the study, including SRI-8, reduction in the number of lupus flares and steroid use, are intended to further differentiate blisibimod from currently available therapies. To date, enrolled patient demographics and disease characteristics for the CHABLIS-SC1 study are consistent with our goal to enroll patients with higher levels of lupus activity and positive biomarkers despite the stable use of corticosteroids. These characteristics were associated with improved outcomes in both our previous Phase 2 clinical study as well as in large Phase 3 studies conducted with other BAFF-inhibitors, belimumab (Benlysta) and tabalumab.

We believe the CHABLIS development program for blisibimod may offer a number of potential opportunities for differentiation versus the currently marketed BAFF antagonist and other novel B-cell directed therapies, including:

•	clinical differentiation:

➢	potential for improved clinical response due to enriched patient selection;

➢	a focus on requirement that patients in greater need of alternate therapy as defined by high disease activity and use of steroid therapy at time of randomization;

➢	an improved clinical efficacy endpoint which requires a larger six-point reduction in the SELENA-SLEDAI;

➢	earlier onset of clinical benefit by allowing earlier steroid taper and restriction of background medications;

➢	potential to demonstrate reductions in lupus flares;

•	patient convenience: A convenient, at-home, patient-administered subcutaneous product;

•	mechanism of action: Blisibimod is able to inhibit the activity of both membrane-bound and soluble BAFF;

•	potential labeling differentiation: A second study (CHABLIS-7.5) will also aim to enroll patients with positive serology and low complements;

•
manufacturing: Blisibimod’s novel molecular structure, comprised of 2 identical peptide chains assembled into a covalent dimer, confers manufacturing benefits and lower cost of goods through a bacterial fermentation manufacturing process;

•
structure: Blisibimod’s 4 BAFF binding domains, compared to the typical 2 domains in a monoclonal antibody, domains, give rise a 350-fold higher affinity for blisibimod (1 picomolar affinity) compared with the reported affinity for the anti-BAFF monoclonal antibodies belimumab (Benlysta); and

•	fully human IgG1 Fc domain confers acceptable pharmacokinetic properties to support once-weekly dosing.

An independent Data Safety Monitoring Board (“DSMB”) meets regularly over the course of the study to assess patient safety. During these regular meetings, the DSMB reviews un-blinded safety data which include adverse events, suspected unexpected serious adverse reactions or SUSARs, deaths, laboratory data, and withdrawal data and compares trends between treatments.  After the most recent scheduled meeting in November 2015, the DSMB recommended continuing the CHABLIS-SC1 and BRIGHT-SC clinical studies.

In February 2015, an interim analysis of CHABLIS-SC1 was conducted by an independent un-blinded statistician, who evaluated at a pre-specified time point, the proportion of responders to the systemic lupus erythematous SRI-6 responder index, and recommended the study to continue to completion as planned.  This futility analysis was not intended to provide any rules for stopping for overwhelming efficacy, for a change in study sample size, or for an alteration of the study design.  Rather, the analysis suggests that the observed data conforms with the assumptions upon which the trial was designed.  The systemic lupus erythematosus response index is a recognized endpoint by the FDA for previously approved therapeutics.   Prior to the interim analysis and on the advice of our Scientific Advisory Board who evaluated the published clinical data from other recent lupus studies with BAFF inhibitors, we modified the primary endpoint of CHABLIS-SC1 from a comparison of the proportion of responders to the SRI-8 responder index to a comparison of the proportion of responders to the SRI-6 responder index (previously a secondary endpoint of the study) as data, including emerging observations with tabalumab (Isenberg et al., Annual Meeting of the American College of Rheumatology, November 2014), suggest that SRI-6 responder rates are consistent and stable across multiple trials.   Response rates to the SRI-8 responder index will remain a key secondary endpoint of the study.  In addition to serving as a registration study for a potential lupus indication, observations in this study are intended to be included in marketing applications for blisibimod in IgA nephropathy and other indications.

We submitted a study protocol for our second lupus study, CHABLIS 7.5 (formerly named CHABLIS-SC2), to the FDA in the third quarter of 2015.  The CHABLIS 7.5 study’s name emphasizes the intent to reduce background corticosteroid medication to ≤7.5mg prednisone in order to mitigate the risks associated with long-term steroid medication.  This study will evaluate the effect of blisibimod on top of standard-of-care medication in patients with severe, seropositive SLE that is inadequately controlled with corticosteroids.  Patient eligibility for this study is informed by responder traits identified in the Phase 2 trial with blisibimod as well as the large Phase 3 programs with other BAFF inhibitors, belimumab and tabalumab.  We plan to initiate the CHABLIS 7.5 study in the first half of 2016.  These two pivotal studies are anticipated to form the basis of submission for blisibimod as a treatment for active SLE that is not controlled by standard-of-care medication, including corticosteroids.

Our Phase 2 Development of Blisibimod for in IgA Nephropathy

The BRIGHT-SC study is a Phase 2 multicenter, randomized, double-blind, placebo-controlled study to evaluate the efficacy, safety, tolerability and immunogenicity of blisibimod in IgA nephropathy. Enrollment criteria are biopsy-proven IgA nephropathy and proteinuria greater than one gram per 24 hours (1g/24hr).  Patients must be receiving standard of care medication including angiotensin converting enzyme inhibitors and angiotensin receptor blockers. The BRIGHT-SC study was initiated in the second quarter of 2013. Patients enrolled in the BRIGHT-SC study receive 300mg weekly blisibimod or placebo subcutaneously during the first 8 weeks of therapy, the induction phase, followed by a minimum of 24 weeks of 200mg weekly blisibimod or placebo, the maintenance phase. The BRIGHT-SC clinical study has enrolled patients in Southeast Asia, the European Union (“EU”) and Eastern Europe.

In September 2013, we met with the U.S. FDA who agreed to consider accepting proteinuria as an endpoint for Subpart E approval for blisibimod in IgA nephropathy. In April 2014, we met with the Japan Pharmaceuticals and Medical Devices Agency (“PMDA”) to discuss our registration program for blisibimod in IgA nephropathy. In this meeting we gained the PMDA’s agreement on the acceptability of proteinuria as the primary efficacy endpoint to support marketing approval in Japan and have amended the BRIGHT-SC study to include the specific data requirements of the PMDA.  In December 2014 we met with the European Medicines Agency (“EMA”) as part of the scientific advice process for blisibimod.  We reached an agreement with the EMA on the acceptability of proteinuria as the primary efficacy variable as well as the requirement for a single study in support a Conditional Marketing Authorization Application (“CMAA”) provided that confirmatory evidence from a second study, would be available post approval.  The EMA also recommended the protocol to provide information on the recommended duration of treatment, duration of response and need for re-treatment.

In March 2015, an interim futility analysis of BRIGHT-SC study was conducted by an independent unblinded statistician, who evaluated several important biomarkers of renal disease in patients who had completed at least 8 weeks of treatment and recommended the study to continue to completion as planned.  We plan to conduct a six-month efficacy analysis in the first half of 2016 when approximately 40 patients have completed 6 months of treatment, followed by a topline analysis in the second half of 2016 when a majority of the patients have completed one year of treatment.

Revenue

We have not generated any revenue from the commercial sales of our product candidates since our inception and do not expect to generate any revenue from the commercial sales of our product candidates in the near term.  However, as a result of the collaborative arrangement that we entered into with Zenyaku in December 2014 for the development of blisibimod, we began recognizing license fee revenue and collaborative revenue in 2015.  The license fee from the collaborative arrangement with Zenyaku was initially amortized as revenue over the performance obligation period (product development period) while reimbursement for our FTEs was recorded as collaborative revenues as incurred.  In September 2015, we received a termination notice from Zenyaku to terminate the collaborative arrangement, effective January 7, 2016.  Consequently, we revised the amortization period of our deferred revenue to correspond with the shortened collaboration period and have fully amortized our deferred revenue as of January 7, 2016.

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

We are developing our product candidates in parallel, and we typically use our employee and infrastructure resources across several projects. Thus, some of our research and development costs are not attributable to an individually named project.  These unallocated costs include salaries, stock-based compensation charges and related “fringe benefit” costs for our employees (such as workers compensation and health insurance premiums), consulting fees and travel.

The following table shows our total research and development expenses for 2015, 2014, and 2013 (in thousands):
	Year Ended December 31,
	2015		2014		2013
Allocated costs:
Blisibimod (1) (2)	$21,082	(1)	$17,806	(2)	$16,824
Liprotamase	6,682		464		—
Varespladib and varespladib sodium (4)	—		(464	) (3)	323
Unallocated costs	5,734		4,033		4,537
Total research and development expense	$33,498		$21,839		$21,684

(1)	Includes reimbursed development costs totaling $1.5 million pursuant to the Zenyaku Agreement.
(2)	Included non-cash license fee $1.0 million in connection with an amendment to the Amgen Agreement.
(3)	Included refund of $0.5 million from a vendor for our VISTA-16 clinical study
(4)	All development efforts for Varespladib and Varespladib Sodium were terminated in 2012

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

While our significant accounting policies are more fully described in the accompanying notes to the consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2015, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating our reported financial results and affect the more significant judgments and estimates that we use in the preparation of our consolidated financial statements.

Revenue Recognition

During 2015, we had a collaborative arrangement with Zenyaku which provided for various types of payments to us, including development milestones, sales milestone, royalty, and reimbursement for a portion of the Company’s internal and external costs.  All payments from Zenyaku were nonrefundable.  The collaborative arrangement was on a best-efforts basis, did not require scientific achievement as a performance obligation and provided for payment to be made when costs were incurred or services were performed.  The collaboration was terminated on January 7, 2016 pursuant to a termination notice from Zenyaku to us.

With respect to the collaborative arrangement with Zenyaku, we recognized revenue in accordance with FASB Accounting Standards Codification, or ASC 605 “ Revenue Recognition ”, subtopic ASC 605-25 “ Revenue with Multiple Element Arrangements ” and subtopic ASC 605-28 “ Revenue Recognition-Milestone Method ”, which provide accounting guidance for revenue recognition for arrangements with multiple deliverables and guidance on defining the milestone and determining when the use of the milestone method of revenue recognition for research and development transactions is appropriate, respectively.  For multiple-element arrangements, each deliverable within a multiple deliverable revenue arrangement is accounted for as a separate unit of accounting if both of the following criteria are met: (1) the delivered item or items have value to the customer on a standalone basis and (2) for an arrangement that includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in our control.

The deliverables under the Zenyaku agreement had been determined to be a single unit of accounting and as such any license fees received were recorded as deferred revenue and recognized ratably over the term of the estimated performance period under the agreement, which was the product development period.  As a result of the early termination of the Zenyaku Agreement, we revised the amortization period of our deferred revenue to correspond with the shortened collaboration period in the third quarter of 2015 and fully amortized our deferred revenue as of January 7, 2016.

For the collaborative research activities, we were entitled to reimbursement from Zenyaku for our internal personnel cost at a pre-determined full time equivalent (“FTE”) rate.  Revenue related to FTE services was recognized as research services that were performed over the related performance periods. We were required to perform research and development activities as specified in the collaboration agreement. The payments received were not refundable and were based on a contractual reimbursement rate per FTE working on the project. Reimbursement for FTE cost was recorded as collaborative revenue as incurred.

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

Results of Operations

Comparison of Years Ended December 31, 2015 and 2014

           Revenue

The following table summarizes our revenues for the years ended December 31, 2015 and 2014 (in thousands, except percentages):

	2015	2014	$ Change	% Change
License revenue	$2,562	$—	$2,562	100%
Collaborative revenue	623	—	623	100%
Total revenues	$3,185	$—	$3,185	100%

We began to recognize revenues in 2015 as a result of the collaborative arrangement that we entered into with Zenyaku in December 2014 for the development of blisibimod.  During the year ended December 31, 2015, we recorded $2.6 million for the amortization of the license fee and $0.6 million for the reimbursement of FTEs.  License fee from the collaborative arrangement is amortized over the period of performance (product development period) while reimbursement for our FTEs is recorded as collaborative revenue.  In September 2015, we received a termination notice from Zenyaku to terminate the collaborative arrangement, effective January 7, 2016.  Consequently, we revised the amortization period of our deferred revenue to correspond with the shortened collaboration period and have fully amortized our deferred revenue as of January 7, 2016.

Research and Development Expense

The following table summarizes our research and development expenses for the years ended December 31, 2015 and 2014 (in thousands, except percentages):

	2015	2014	$ Change	% Change
Research and development expense	$33,498	$21,839	$11,659	53%

Research and development expenses increased in 2015 from 2014 primarily due to higher non-cash stock-based compensation recognized in 2015 as a result of options issued in 2015 and higher expense in manufacturing and CRO fees to support the ongoing CHABLIS-SC1 and BRIGHT-SC studies and enable the initiation of our Phase 3 SOLUTION study with liprotamase.  The increase is partially offset by $1.5 million in expense reimbursements from Zenyaku for certain development costs associated with blisibimod.

General and Administrative Expense

The following table summarizes our general and administrative expenses for the years ended December 31, 2015 and 2014 (in thousands, except percentages):

	2015	2014	$ Change	% Change
General and administrative expenses	$7,568	$6,620	$948	14%

General and administrative expenses increased in 2015 from 2014 primarily due to higher non-cash stock-based compensation expense recognized in 2015 as a result of options issued in 2015 and higher expense related to professional services to support the growth of the Company.

Research Award

The following table summarizes our research award for the years ended December 31, 2015 and 2014 (in thousands, except percentages):

	2015	2014	$ Change	% Change
Research Award	$(2,638)	$—	$(2,638)	(100)%

In March 2015, we received a research award of up to $3 million from CFFT for our development of liprotamase.  For the year ended December 31, 2015, we recognized $2.6 million in research award from CFFT in connection with achieving certain milestones specified in the award agreement.  The amount has been recognized as a component of Operating Expenses.  There was no research award recognized in 2014.

Other Income (Expense)

The following table summarizes our other income (expenses) for the years ended December 31, 2015 and 2014 (in thousands, except percentages):

	2015	2014	$ Change	% Change
Other income (expense)	$23	$(96)	$119	124%
Interest expense	—	(1,049)	1,049	100%
Total other income (expense)	$23	$(1,145)	$1,168	102%

Income (expense) recorded in 2015 and 2014 was mainly a result of interest earned on our cash and cash equivalents and the net impact of realized gain or loss from foreign currency exchange fluctuations.  There was no interest expense recorded in 2015 due to the full payment of our long-term debt in 2014.

Comparison of Years Ended December 31, 2014 and 2013

Research and Development Expense

The following table summarizes our research and development expenses for the years ended December 31, 2014 and 2013 (in thousands, except percentages):
	2014	2013	$ Change	% Change
Research and development expense	$21,839	$21,684	$155	1%

Research and development expense in the year ended December 31, 2014 included a non-cash charge of $1.0 million in license fee that we recognized in connection with an amendment to the Amgen Agreement.  Excluding this non-cash license fee, research and development decreased by $0.9 million in 2014 from 2013.  The decrease in research and development expense was mainly due to a decrease in clinical development expense as fewer subjects were treated in our Phase 3 CHABLIS SC1 and Phase 2 BRIGHT-SC studies as compared the PEARL-SC and Open Label Extension studies in 2013.

General and Administrative Expense

The following table summarizes our general and administrative expenses for the years ended December 31, 2014 and 2013 (in thousands, except percentages):

	2014	2013	$ Change	% Change
General and administrative expenses	$6,620	$6,563	$57	1%

The change in general and administrative expenses during the year ended December 31, 2014 was insignificant as compared to the year ended in 2013.

 Other Income (Expense)

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

Liquidity and Capital Resources

To date, we have funded our operations primarily through private placements of preferred stock and common stock, convertible debt, debt financings and public offerings of common stock, equity investment and cost reimbursement from a collaborative partner, and a research award from CFFT.  As of December 31, 2015, we had cash and cash equivalents of approximately $47.0 million.

Our principal liquidity requirements are primarily to meet our working capital needs, support ongoing business activities, research and development, and our capital expenditure needs.

On March 12, 2015, we executed an equity purchase agreement (as amended, the “Purchase Agreement”), with Lincoln Park Capital Fund, LLC (“LPC”) pursuant to which we have the right, but not the obligation, to sell to LPC up to an aggregate of $10.0 million of common stock over a period of two years in amounts as set forth in the Purchase Agreement.  In July 2015, we amended the Purchase Agreement and reduced the amount LPC can purchase to an aggregate of $6.0 million of common stock over a period of two years.  No sales of common stock have been made under the Purchase Agreement as of December 31, 2015.  The Purchase Agreement will expire in March 2017.

On November 15, 2013, we entered into a Sales Agreement (the “Agreement”) with Cowen to create an at-the-market (“ATM’) offering program under which the Company from time to time may offer and sell shares of its common stock, par value $0.001 per share, having an aggregate offering price of up to $25.0 million through Cowen, as agent.  As of December 31, 2015, we have sold $21.8 million of common stock through the ATM program, of which $12.4 million was sold during the year ended December 31, 2015, leaving a balance of $3.2 million available for future sale pursuant to the Agreement.

In April 2013, we filed a universal shelf registration statement with the SEC on Form S-3 (File No. 333-187780) for the proposed offering from time to time of up to $100.0 million of our securities, including common stock, preferred stock, debt securities and/or warrants. On November 15, 2013, we registered $25.0 million under the registration statement for the Cowen ATM.  In 2015, we registered $10.0 million under the registration statement for the issuance of our common stock to Zenyaku and Amgen.  In March 2015, we registered $10.3 million under the registration statement for the 2015 Purchase Agreement with LPC, which was subsequently reduced to $6.3 million in July 2015.  In March and July 2015, we utilized $57.5 million of this registration statement through the issuance of 10,222,223 shares of common stock in two separate public offerings.  As of December 31, 2015, there was $1.2 million available for future issuance under this shelf registration statement.  The current shelf registration statement is scheduled to expire in April 2016 and we expect to file a replacement shelf registration statement to register up to $100.0 million of our securities prior to that date.

Based on the requirements of Form S-3, however, there are certain factors, such as volume of trading in our common stock and our stock price, which may limit the amount that can be raised in a short period of time through the Purchase Agreement and registration statements described above.

Cash Flows

Comparison of Years Ended December 31, 2015 and 2014

Cash flows during the years ended December 31, 2015 and 2014 consisted of the following (in thousands):

	2015	2014
Net cash used in operating activities	$(30,907)	$(25,601)
Net cash provided by (used in) investing activities	(80)	10,000
Net cash provided by (used in) financing activities	75,299	(7,706)
Total	$44,312	$(23,307)

During 2015 and 2014, our operating activities used cash of $30.9 million and $25.6 million, respectively.  The increase in cash used for operating activities in 2015 was mainly attributable to higher research and development expense due to the continued advancement of blisibimod in the clinics and the launch of a new registration enabling trial with liprotamase.

During the year ended December 31, 2015, investing activities used cash of $80,000 in capital expenditures.  During the year ended December 31, 2014, investing activities provided cash of $10.0 million, which amount represented the release of $10.0 million in restricted cash as a result of repayment of our long-term debt to Square 1 Bank.

During the year ended December 31, 2015, financing activities provided cash of $75.3 million from the issuance of common stock through two rounds of public offerings, an ATM program, and equity investments by Zenyaku.  During the year ended December 31, 2014, financing activities used cash of $7.7 million, which represented the net effect of $18.1 million used for the early retirement of our debt to MidCap, offset by $10.4 million in net proceeds received from the sale of stock to LPC and pursuant to an ATM program.

Comparison of Years Ended December 31, 2014 and 2013

Cash flow from operations during the years ended December 31, 2014 and 2013 consisted of the following (in thousands):

	2014	2013
Net cash used in operating activities	$(25,601)	$(31,912)
Net cash provided by (used in) investing activities	10,000	(4,687)
Net cash provided by (used in) financing activities	(7,706)	43,115
Effect of exchange rate changes on cash	—	(1)
Total	$(23,307)	$6,515

During 2014 and 2013, our operating activities used cash of $25.6 million and $31.9 million, respectively.  The decrease in cash used in 2014 compared to 2013 was mainly attributable to lower research and development expense due to the Company focusing exclusively on the development of blisibimod and liprotamase. In addition, interest expense also decreased significantly in 2014 as compared to 2013 as a result of our refinancing of our long-term debt from Hercules to Midcap and Square 1 Bank in early 2013 and repayment of our debts to Midcap and Square 1 Bank in October and December 2014, respectively.

During the year ended December 31, 2014, investing activities provided cash of $10.0 million, which amount represented the release of $10.0 million in restricted cash as a result of repayment of our long-term debt to Square 1 Bank.  During the year ended December 31, 2013, investing activities used cash of $4.7 million, which amount represented the effect of the establishment of $10.0 million in restricted cash for the Square 1 Bank debt, offset by proceeds of $5.3 million from the maturities of short-term investments.

During the year ended December 31, 2014, financing activities used cash of $7.7 million, which represented the net effect of $18.1 million used for the early retirement of our debt to MidCap, offset by $10.4 million in net proceeds received from the sale of stock to LPC and pursuant to the ATM.  During the year ended December 31, 2013, financing activities provided cash of $43.1 million, which represented the net effect of $45.7 million in net proceeds received from a public offering in January 2013 and $19.8 million in net proceeds received from the issuance of notes payable, offset by net principal payments of $22.4 million.

Contractual Obligations and Commitments

We have lease obligations consisting of an operating lease for our operating facility that expires in September 2017.

The following table summarizes our estimated scheduled future minimum contractual obligations and commitments as of December 31, 2015 (in thousands):

	Payment Due by Period
Contractual Obligations	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Facility Lease	$230	$177	$—	$—	$407

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

Under the research award agreement with CFFT, we are obligated to pay royalties to CFFT as follows: i) a one-time royalty in an amount equal to five times the actual award, payable in three installments between the first and second anniversaries of the first commercial sale of a product; ii) a one-time royalty in an amount equal to the actual award after net product sales reaches $100 million; and iii) in the event of a license, sale or other transfer of the product or a change of control transaction prior to the commercial sale of the product, a milestone payment equal to three times the actual award.

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

As of the filing of this report, we believe our existing cash, anticipated equity investment and access to an equity purchase agreement with LPC and our ATM program will enable us to meet our obligations and sustain our operations through at least the next 12 months.  However, we may require significant additional funds earlier than we currently expect to conduct additional or extended clinical studies and seek regulatory approval of our product candidates.  Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical studies.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. We are exposed to market risk related to fluctuations in interest rates, market prices, and foreign currency exchange rates. However, since a majority of our investments are in highly liquid money market funds, we do not believe we are subject to any material market risk exposure. As of December 31, 2015, we did not have any material derivative financial instruments. The fair value of our cash and cash equivalents was $47.0 million as of December 31, 2015.

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

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive officer and Principal Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to that company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 13a-15(e), we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the year covered by this report. Based on the foregoing, our Chief Executive Officer and Principal Accounting Officer concluded that, as of December 31, 2015, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Management, including our chief executive officer and principal accounting officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making its assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2015.  We reviewed the results of management’s assessment with the Audit Committee of our board of directors.   Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2015.  BDO USA, LLP, our independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting as of December 31, 2015, which is included herein.

Changes in Internal Control Over Financial Reporting

There have been no other changes in our internal control over financial reporting during the most recent quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.  Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is incorporated by reference from our definitive Proxy Statement for our 2016 Annual Meeting of Stockholders (“Proxy Statement”), where it appears under the headings “Election of Directors”, “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

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
Hayward, California

We have audited the accompanying consolidated balance sheets of Anthera Pharmaceuticals, Inc. as of December 31, 2015  and 2014 and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2015.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Anthera Pharmaceuticals, Inc. at December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Anthera Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 14, 2016, expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

San Jose, California

March 14, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Anthera Pharmaceuticals, Inc.
Hayward, California

We have audited Anthera Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Anthera Pharmaceuticals, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Anthera Pharmaceuticals, Inc.’s maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Anthera Pharmaceuticals, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2015 and our report dated March 14, 2016, expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

San Jose, California
March 14, 2016

ANTHERA PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$46,951	$2,639
Accounts receivable	326	—
Prepaid expenses and other current assets	585	383
Total current assets	47,862	3,022

Property and equipment, net	263	468
Total assets	$48,125	$3,490

Liabilities and Stockholders' Equity

Liabilities
Current liabilities:
Accounts payable	$5,259	$2,232
Accrued clinical studies	1,377	1,239
Accrued liabilities	98	211
Accrued payroll and related costs	1,596	1,069
Other current liabilities	—	1,000
Deferred revenue - current	138	—
Total current liabilities	8,468	5,751

Total liabilities	8,468	5,751

Commitments and contingencies (Note 7)

Stockholders' equity (deficit):

Common stock, $0.001 par value, 100,000,000 shares authorized; 40,004,037 and 23,005,209 shares issued and outstanding as of December 31, 2015 and 2014, respectively	40	23
Additional paid-in capital	391,648	314,527
Accumulated deficit	(352,031)	(316,811)
Total stockholders' equity (deficit)	39,657	(2,261)
Total liabilities and stockholders' equity	$48,125	$3,490

See accompanying notes to consolidated financial statements.

ANTHERA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share data)

	Years ended December 31,
	2015	2014	2013
REVENUES:
License revenue	$2,562	$—	$—
Collaborative revenue	623	—	—
Total revenues	3,185	—	—
OPERATING EXPENSES:
Research and development	$33,498	$21,839	$21,684
General and administrative	7,568	6,620	6,563
Research award	(2,638)	—	—
Total operating expenses	38,428	28,459	28,247
LOSS FROM OPERATIONS	(35,243)	(28,459)	(28,247)
OTHER INCOME (EXPENSE):
Other income (expense)	23	(96)	(15)
Interest expense	—	(1,049)	(2,599)
Total other income (expense)	23	(1,145)	(2,614)

NET LOSS	$(35,220)	$(29,604)	$(30,861)
Other comprehensive income (loss):
Unrealized gain on short-term investments, net	—	—	17
COMPREHENSIVE LOSS	(35,220)	$(29,604)	(30,844)
Net loss per share—basic and diluted	$(0.99)	$(1.36)	$(1.69)

Weighted-average number of shares used in per share calculation—basic and diluted	35,631,237	21,776,269	18,267,413

See accompanying notes to consolidated financial statements.

 ANTHERA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands except share and per share amounts)

	Common Stock		Additional	Accumulated Other		Total
	Shares	Amount	Paid-In Capital	Comprehensive Loss	Accumulated Deficit	Stockholders’ Equity (Deficit)
BALANCE—December 31, 2012	9,893,924	$10	$252,827	$(17)	$(256,346)	$(3,526)
Issuance of common stock upon release of restricted stock units	31,081	—	51	—	—	51
Issuance of common stock pursuant to employee stock purchase plan	13,961	—	38	—	—	38
Issuance of common stock for cash at $5.28 per share, net of issuance cost of $474	8,712,119	9	42,737	—	—	42,746
Issuance of common stock pursuant to an equity purchase agreement, net of issuance cost of $398	764,816	—	2,959	—	—	2,959
Share-based compensation related to equity awards	—	—	3,054	—	—	3,054
Issuance of warrants in conjunction with debt financing	—	—	280	—	—	280
Unrealized loss on short-term investments	—	—	—	17	—	17
Net loss	—	—	—	—	(30,861)	(30,861)
BALANCE—December 31, 2013	19,415,901	19	301,946	—	(287,207)	14,758
Issuance of common stock upon release of restricted stock units	66,704	1	195	—	—	196
Issuance of common stock pursuant to exercise of stock options and employee stock purchase plan	27,000	—	37	—	—	37
Issuance of common stock pursuant to an equity purchase agreement, net of issuance cost of $7	512,626	—	1,301	—	—	1,301
Issuance of common stock pursuant to an at-the-market equity program, net of issuance cost of $354	2,982,978	3	9,047	—	—	9,050
Share-based compensation related to equity awards	—	—	2,001	—	—	2,001
Net loss	—	—		—	(29,604)	(29,604)
BALANCE—December 31, 2014	23,005,209	$23	$314,527	$—	$(316,811)	$(2,261)
Issuance of common stock upon release of restricted stock units	515	—	3	—	—	3
Issuance of common stock pursuant to exercise of stock options and employee stock purchase plan	140,662	—	410	—	—	410
Issuance of common stock pursuant to an equity purchase agreement, net of issuance cost of $60	59,338	—	75	—	—	75
Issuance of common stock pursuant to an at-the-market equity program, net of issuance cost of $379	3,208,529	3	12,055	—	—	12,058
Issuance of common stock for cash at average $5.62 per share, net of issuance cost of $3,744	10,222,223	10	53,746	—	—	53,756
Issuance of common stock to Zenyaku Kogyo Co., Ltd. for cash	2,946,810	3	6,297	—	—	6,300
Issuance of common stock to Amgen to settle a license fee obligation	420,751	1	999	—	—	1,000
Share-based compensation related to equity awards	—	—	3,536	—	—	3,536
Net loss	—		—	—	(35,220)	(35,220)
BALANCE—December 31, 2015	40,004,037	$40	$391,648	$—	$(352,031)	$39,657

See accompanying notes to consolidated financial statements.

  ANTHERA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net loss	$(35,220)	$(29,604)	$(30,861)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	285	344	353
Realized loss on short-term investments	—	—	12
Stock-based compensation expense	3,541	2,175	3,145
Common stock issued to settle a license fee obligation	—	1,000	—
Amortization of discount and deferred interest on notes payable	—	219	979
Amortization of debt issuance cost	—	226	190
Changes in operating assets and liabilities:
Accounts receivable	(326)	—	—
Prepaid expenses and other current assets	(202)	(26)	66
Accounts payable	3,027	(1,210)	(1,833)
Accrued clinical studies	138	587	(2,724)
Accrued liabilities	(113)	(46)	(1,214)
Accrued payroll and related costs	527	734	(25)
Deferred revenue	(2,564)	—	—

Net cash used in operating activities	(30,907)	(25,601)	(31,912)

Cash flows from investing activities:
Property and equipment purchases	(80)	—	(15)
Proceeds from maturities of short-term investments	—	—	5,328
Decrease (increase) in restricted cash	—	10,000	(10,000)

Net cash provided by (used in) investing activities	(80)	10,000	(4,687)

Cash flows from financing activities:
Proceeds from issuance of notes payable, net of issuance costs	—	—	19,798
Principal payment against note payable	—	(18,094)	(22,436)
Proceeds from issuance of common stock, net of offering costs	65,889	10,351	45,746
Proceeds from issuance of common stock to Zenyaku Kogyo Co., Ltd.	9,000	—	—
Proceeds from issuance of common stock pursuant to exercise of stock options and employee stock purchase plan	410	37	39
Withholding taxes paid on vested restricted stock units	—	—	(32)

Net cash provided by (used in) financing activities	75,299	(7,706)	43,115

Effect of exchange rate changes on cash	—	—	(1)

Net increase (decrease) in cash and cash equivalents	44,312	(23,307)	6,515

Cash and cash equivalents, beginning of period	2,639	25,946	19,431

Cash and cash equivalents, end of period	$46,951	$2,639	$25,946

SUPPLEMENTAL CASH DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for interest	$—	$655	$2,477
Issuance of common stock as a commitment fee pursuant to an equity purchase agreement	$60	$7	$398
Issuance of common stock to settle a license fee obligation	$1,000	$—	$—
Issuance of warrants in conjunction with debt financing	$—	$—	$280

See accompanying notes to consolidated financial statements.

ANTHERA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND DESCRIPTION OF BUSINESS

Organization

Anthera Pharmaceuticals, Inc. (“the Company”) is a biopharmaceutical company focused on advancing the development and commercialization of innovative medicines that benefit patients with unmet medical needs. The Company currently has two compounds in development, liprotamase and blisibimod. The Company licensed liprotamase from Eli Lilly & Co (“Eli Lilly”) in July 2014. Liprotamase is a novel non-porcine investigational Pancreatic Enzyme Replacement Therapy (“PERT”) intended for the treatment of patients with Exocrine Pancreatic Insufficiency (“EPI”), often seen in patients with cystic fibrosis and other conditions. The Company licensed blisibimod from Amgen, Inc. (“Amgen”) in December 2007. Blisibimod targets B-cell activating factor or (“BAFF”) which has been shown to be elevated in a variety of B-cell mediated autoimmune diseases, including systemic lupus erythematosus (“SLE”), or lupus, Immunoglobulin A nephropathy, or IgA nephropathy, lupus nephritis, and others.

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

Since inception in 2004, the Company has funded its operations through equity offerings, private placements of convertible debt, debt financing, equity investment and cost reimbursement from a collaborative partner, and a research award from Cystic Fibrosis Foundation Therapeutics Incorporated ("CFFT").  As of the date of this report, the Company anticipates its existing cash, and access to additional cash through an equity purchase agreement with Lincoln Park Capital (“LPC”) and an at-the-market (“ATM”) Sales Agreement with Cowen & Company, LLC (“Cowen”) will be sufficient to fund its near term liquidity needs for at least the next 12 months.

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

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

During 2015, the Company had a collaboration with Zenyaku Kogyo Co., Ltd. (“Zenyaku”) which provided for various types of payments from Zenyaku, including development milestones, sales milestone, royalty, and reimbursement for a portion of the Company’s internal and external costs.  All payments from Zenyaku are nonrefundable.  The collaborative arrangement was on a best-efforts basis, did not require scientific achievement as a performance obligation and provided for payment to be made when costs were incurred or services were performed.  The collaboration was terminated on January 7, 2016 pursuant to a termination notice from Zenyaku to the Company.

With respect to the collaborative arrangement with Zenyaku, the Company recognized revenue in accordance with FASB Accounting Standards Codification, or ASC 605 “ Revenue Recognition ”, subtopic ASC 605-25 “ Revenue with Multiple Element Arrangements ” and subtopic ASC 605-28 “ Revenue Recognition-Milestone Method ”, which provide accounting guidance for revenue recognition for arrangements with multiple deliverables and guidance on defining the milestone and determining when the use of the milestone method of revenue recognition for research and development transactions is appropriate, respectively.  For multiple-element arrangements, each deliverable within a multiple deliverable revenue arrangement is accounted for as a separate unit of accounting if both of the following criteria are met: (1) the delivered item or items have value to the customer on a standalone basis and (2) for an arrangement that includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in our control.

The deliverables under the Zenyaku agreement had been determined to be a single unit of accounting and as such any license fees received were recorded as deferred revenue and recognized ratably over the term of the estimated performance period under the agreement, which was the product development period.  As a result of an early termination of the Zenyaku agreement, the Company revised the amortization period of its deferred revenue to correspond with the shortened collaboration period in the third quarter of 2015 and had fully amortized its deferred revenue as of January 7, 2016.

For the collaborative research activities, the Company was entitled to reimbursement from Zenyaku for its internal personnel cost at a pre-determined full time equivalent (“FTE”) rate.  Revenue related to FTE services was recognized as research services were performed over the related performance periods. The Company was required to perform research and development activities as specified in the collaboration agreement. The payments received were not refundable and were based on a contractual reimbursement rate per FTE working on the project. Reimbursement for FTE costs was recorded as collaborative revenue as incurred.

Use of Estimates

The preparation of these consolidated financial statements in conformity with GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, expenses, and related disclosures. On an ongoing basis, management evaluates its estimates, including critical accounting policies or estimates related to clinical trial accruals, tax provision, stock-based compensation, allocation of consideration to various elements under multiple-element arrangement and recognition of revenue. The Company bases its estimates on historical experience and on various other market specific and other relevant assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ significantly from these estimates.

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

Long-Lived Assets

The Company’s long-lived assets and other assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Through December 31, 2015, the Company had not experienced impairment losses on its long-lived assets.

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

Comprehensive Loss

Comprehensive loss consists of certain changes in equity that are excluded from net loss. Specifically, the Company includes unrealized gains and losses on available for sale securities in other comprehensive loss. Comprehensive loss for each period presented is set forth in the Statement of Operations and Comprehensive Loss.

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

Segments

The Company operates in only one segment. Management uses cash flow as the primary measure to manage its business and does not segment its business for internal reporting or decision-making. The Company’s long-lived tangible assets consisted of mainly machinery purchased by the Company and installed by its contract manufacturing vendor, Fujifilm Diosynth Bioservices, in the United Kingdom. The machinery is used for all of the Company’s blisibimod product manufacturing campaigns.

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

The following table summarizes the Company’s calculation of net loss per common share (in thousands except share and per share amounts):

	Year Ended December 31,
	2015	2014	2013
Numerator:
Net loss	$(35,220)	$(29,604)	$(30,861)
Denominator:
Weighted-average number of common shares outstanding	35,631,237	21,776,269	18,267,413
Net loss per share:
Basic	$(0.99)	$(1.36)	$(1.69)

As the Company incurred net losses for all of the periods presented, the following outstanding potentially dilutive securities were excluded from the computation of diluted net loss per share, as the effect of including them would have been antidilutive:

	Year Ended December 31,
	2015	2014	2013
Total options to purchase common stock	4,255,981	3,021,969	1,997,075
Total warrants to purchase common stock	40,178	556,838	675,006
Total restricted stock units	—	937	42,042
Total	4,296,159	3,579,744	2,714,123

Stock-Based Compensation

The Company uses the Black-Scholes option pricing model as the method for determining the estimated fair value for all stock-based awards, including employee stock options, and rights to purchase shares under the Company’s Employee Stock Purchase Plan, and recognizes the costs in its consolidated financial statements over the employees’ requisite service period. The Black-Scholes option pricing model requires the use of highly subjective and complex assumptions which determine the fair value of share-based awards, including the option’s expected term and the price volatility of the underlying stock. Additionally, the Company is required to include an estimate of the number of awards that will be forfeited in calculating compensation costs, which are recognized over the requisite service period of the awards on a straight-line basis.

Expected Term —The Company’s expected term represents the period that the Company’s stock-based awards are expected to be outstanding and is determined using the simplified method, which is computed as the arithmetic mean of weighted vested period and contractual life.

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

Recent Accounting Pronouncements

In September 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as Going Concern  (“ASU 2014-15”). ASU 2014-15 defines when and how companies are required to disclose going concern uncertainties, which must be evaluated each interim and annual period.  Specifically, the ASU requires management to determine whether substantial doubt exists regarding the entity’s going concern presumption.  Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indication that it is probable that the entity will be unable to meet its obligations as they become within one year after the financial statements are issued (or available to be issued). If substantial doubt exists, certain disclosures are required; the extent of those disclosures depends on an evaluation of management’s plans (if any) to mitigate the going concern uncertainty.  The guidance is effective for fiscal years beginning after December 15, 2016 and for interim periods within that fiscal year.  The Company does not expect the adoption of this guidance to materially affect its consolidated financial statements.

In November 2015, the FASB issued guidance on the classification of deferred taxes, Accounting Standards Update No. 20154-17 (“ASU 2015-17”), Balance Sheet Classification of Deferred Taxes.  ASU 2015-17 eliminates the guidance in Topic 740, Income Taxes, that required an entity to separate deferred tax liabilities and assets between current and noncurrent amounts in a classified balance sheet.  The amendments require that all deferred tax liabilities and assets of the same tax jurisdiction or a tax filing group, as well as any related valuation allowance, be offset and presented as a single amount in a classified balance sheet.  The amendments are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2016.  Early adoption is permitted as of the beginning of any interim period or annual reporting period.  The Company does not expect the adoption of this guidance to materially affect its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02 Leases (Topic 842). ASU 2016-02 impacts any entity that enters into a lease with some specified scope exceptions. The guidance updates and supersedes Topic 840, Leases. For public entities, ASU 2016-02 is effective for fiscal years, and interim periods with those years, beginning after December 15, 2018, and early adoption is permitted. We have not evaluated the impact of this guidance, but do not expect the adoption of this standard to have a material impact on our financial statements.

3.           RESEARCH AWARD

In March 2015, the Company received a research award of up to $3 million from the CFFT for the Company's development of liprotamase.  The Company retains the right to develop and commercialize liprotamase and will owe royalties to CFFT on net sales of any drug candidate approved and commercialized under the collaboration. The funding is to be disbursed by CFFT to the Company upon the Company’s achievement of milestones specified in the award agreement.  At its discretion, the Company may choose to fund a particular stage of the liprotamase development plan without CFFT funds.  Any CFFT funds not expended on the development program of liprotamase must be returned to CFFT and, upon such return, the amounts of such returned funds will not be included as part of the research award for the purpose of calculating royalties or other amounts owed by the Company to CFFT.  To the extent CFFT provides or makes available any information, expertise, know-how or other intellectual property related to cystic fibrosis or the treatment, prevention or cure there-of (“CFFT Know-How”) to the Company, CFFT grants to the Company a non-exclusive, transferrable, sublicensable, worldwide rights and license under all of CFFT’s rights in such CFFT Know-How to assist the Company to research, develop, commercialize, make or have made, use, sell, have sold, offer for sale, import, export and otherwise exploit the product.

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

For the year ended December 31, 2015, the Company recognized $2.6 million of research award from CFFT in connection with achieving certain milestones specified in the award agreement.  As of December 31, 2015, there was $0.4 million available under the research award.

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

•	Level 3 —Valuations based on unobservable inputs in which there are little or no market data, which requires the Company to develop its own assumptions.

The following tables present the Company’s fair value hierarchy for all its financial assets (including those in cash and cash equivalents), in thousands, by major security type measured at fair value on a recurring basis as of December 31, 2015 and 2014 (in thousands):

	December 31, 2015
	Estimated Fair Value	Level 1	Level 2	Level 3
Money market funds	$45,156	$45,156	$—	$—

	December 31, 2014
	Estimated Fair Value	Level 1	Level 2	Level 3
Money market funds	$2,354	$2,354	$—	$—

5.	PROPERTY AND EQUIPMENT

Property and equipment are comprised of the following (in thousands):

	December 31,
	2015	2014
Laboratory equipment	$1,312	$1,312
Computer and software	50	50
Office furniture and fixture	140	60
Leasehold improvements	206	206
Total property and equipment	1,708	1,628
Less accumulated depreciation and amortization	(1,445)	(1,160)
Property and equipment, net	$263	$468

For the years ended December 31, 2015, 2014, and 2013, the Company recorded $285,000, $344,000, and $353,000 respectively, in depreciation and amortization expense.

6.	COLLABORATIVE ARRANGEMENT

Zenyaku Kogyo Co., Ltd.

In December 2014, the Company entered into an exclusive license agreement with Zenyaku (“Zenyaku Agreement”) for the development and commercialization of blisibimod in Japan and potentially other countries throughout Asia, while the Company retained full development and commercialization rights of blisibimod for all other global territories including North America and the European Union.

Under the terms of the Zenyaku Agreement, the Company had the right to receive an upfront and forgivable loan of $7.0 million, milestone payments of up to $22.0 million contingent upon the achievement of certain regulatory and commercial sales milestones, and up to $15.0 million in sales of the Company’s common stock at a purchase price equal to 1.3 times the volume weighted average price of the Company’s common stock for 20 trading days prior to the delivery of the closing notice (the “Premium Purchase Price”).   Not all the conditions required to secure the forgivable loan were met and therefore, the Company had not exercised its right to receive the loan from Zenyaku.  During 2015, the Company had exercised its right with respect to $11.0 million of the $15.0 million in equity puts to Zenyaku, of which $9.0 million was received through the issuance of 2,946,810 shares of common stock and the Company does not expect to receive the remaining $2.0 million.

Under the terms of the Zenyaku Agreement, Zenyaku was responsible for all development, marketing and commercialization costs in Japan and would reimburse Anthera for i) 100% of blisibimod development cost in Japan for IgA nephropathy; ii) 25% of global blisibimod development cost outside of Japan for IgA nephropathy; iii) a percentage of Anthera’s personnel costs at a pre-determined full-time equivalent (“FTE”) rate and iv) exclusive purchase of blisibimod clinical drug supplies at cost and blisibimod commercial drug products from the Company at a premium to the Company’s manufacturing cost.

In September 2015, Zenyaku provided the Company a notice of its intent to terminate the Zenyaku Agreement, effective January 7, 2016 (“Termination Notice”).  The termination was “at will” and the Termination Notice alleged no breach of the Zenyaku Agreement by the Company.  There were no termination penalties incurred by the Company in connection with the early termination of the Zenyaku Agreement by Zenyaku.  No patients had been enrolled in any blisibimod clinical studies in the Zenyaku territory and Zenyaku.  The Company regained global rights of blisibimod on January 7, 2016.

As a result of the Termination Notice received from Zenyaku in September 2015, the Company changed the amortization period of its deferred revenue to correspond with the shortened collaboration period beginning in September 2015 when the Company received the termination notice from Zenyaku.  The effect of this change in estimate was a $2.0 million increase license revenue and $0.05 decrease in net loss per share as a result of accelerating the amortization of deferred revenue during the year ended December 31, 2015.   During the year ended December 31, 2015, the Company recorded revenue of $3.2 million, which was comprised of $2.6 million for the amortization of the license fee revenue and $0.6 million for the reimbursement of FTEs, respectively.   In addition, during the year ended December 31, 2015, the Company recorded $1.5 million as reduction to research and development expenses in connection with the reimbursement of qualifying costs under the collaboration agreement.

 7.           COMMITMENTS AND CONTINGENCIES

Leases

The Company leases its main operating facility in Hayward, California. The lease is for approximately 14,000 square feet and the lease agreement will expire in September 2017.  For the years ended December 31, 2015, 2014 and 2013, the Company recognized $222,000, $244,000 and $215,000, respectively, in rental expense.

As of December 31, 2015, future minimum lease payments under noncancellable operating leases were as follows (in thousands):

2016	$230
2017	177
Total	$407

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

On July 11, 2014, the Company and Eli Lilly and Company (“Eli Lilly”) entered into a worldwide, exclusive license agreement (the “Lilly Agreement”), to develop and commercialize liprotamase, a Phase 3 novel investigational Pancreatic Enzyme Replacement Therapy (“PERT”), for the treatment of patients with Exocrine Pancreatic Insufficiency, or EPI, often seen in patients with cystic fibrosis and other conditions. Under the terms of the Lilly Agreement, the Company was not required to make any up-front payment but is obligated to make milestone payments of up to up to $33.5 million for capsule products and $9.5 million for reformulated products upon the achievement of certain regulatory and commercial sales milestones, none of which have been achieved as of December 31, 2015.  In addition, after sales of the licensed products exceed an aggregate of $100.0 million in the United States, the Company is obligated to pay tiered royalties on future net sales of products, ranging from the single digits to the mid-teens, that are developed and approved as defined in the Lilly Agreement. The Company’s royalty obligations as to a particular licensed product will be payable, on a licensed product-by-licensed product basis, for the longer of (a) the date of expiration of the last to expire valid claim within the licensed patents that covers the manufacture, use or sale, offer to sell, or import of such licensed product by the Company or a sublicense in such country, or (b) 12 years after the first commercial sale of the applicable licensed product in the applicable country.

See Note 3 – “Research Award” for discussion of commitments and contingencies associated with the research award received from the CFFT.

8.           STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

The Company’s Fifth Amended and Restated Certificate of Incorporation designates 5,000,000 shares of the Company’s capital stock as undesignated preferred stock.  There were no preferred shares issued and outstanding as of December 31, 2015.

Common Stock

On April 5, 2013, the Company entered into an equity purchase agreement (the “2013 Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“LPC”), pursuant to which the Company has the right to sell to LPC up to an aggregate of $18.5 million in shares of the our common stock.  The Company sold 40,000 shares of common stock pursuant to the 2013 Purchase Agreement and issued 150 shares of common stock to LPC as commitment fee in January 2015.  On March 12, 2015, the Company terminated the 2013 Purchase Agreement with LPC, which had a remaining balance of $14.1 million and executed the 2015 Purchase Agreement with more favorable terms, pursuant to which the Company has the right, but not obligation, to sell to LPC up to an aggregate of $10.0 million in shares of common stock over a period of two years.  Concurrent with the execution of the Purchase Agreement, the Company issued 19,188 shares of common stock to LPC as an upfront commitment fee.  In July 2015, the Company amended the Purchase Agreement and reduced the amount to an aggregate of $6.0 million.  No sales of common stock have been made under the Purchase Agreement as of December 31, 2015.  The Purchase Agreement will expire in March 2017.

On November 15, 2013, the Company entered into a Sales Agreement (the “Agreement”) with Cowen to create an ATM program under which the Company from time to time may offer and sell shares of its common stock, par value $0.001 per share, having an aggregate offering price of up to $25.0 million through Cowen, as agent.  As of December 31, 2015, the Company has sold $21.8 million of common stock through the ATM program of which $12.4 million was sold during the year ended December 31, 2015, leaving a balance of $3.2 million available for future sale pursuant to the Agreement.

In April 2013, the Company filed a universal shelf registration statement with the SEC on Form S-3 (File No. 333-187780) for the proposed offering from time to time of up to $100.0 million of its securities, including common stock, preferred stock, debt securities and/or warrants. On November 15, 2013, the Company registered $25.0 million under the registration statement for the Cowen ATM.  In 2015, the Company registered $10.0 million under the registration statement for the issuance of its common stock to Zenyaku and Amgen.  In March 2015, the Company registered $10.3 million under the registration statement for the Purchase Agreement with LPC, which was subsequently reduced to $6.3 million in July 2015.  In March and July 2015, the Company registered an aggregate of $57.5 million in connection with the issuance of 10,222,223 shares of common stock in two separate public offerings.  As of December 31, 2015, there was $1.2 million available for future issuance under this shelf registration statement.

Based on the requirements of Form S-3, however, there are certain factors, such as volume of trading in the Company’s common stock and stock price, which may limit the amount that can be raised in a short period of time through LPC Purchase Agreement and registration statements described above.

At December 31, 2015, the Company had reserved the following shares for future issuance:

Common stock options outstanding	4,255,981
Common stock warrants outstanding	40,178
Common stock available for future grant under ESPP plan	55,929
Common stock options available for future grant under stock option plan	729,492
Total	5,081,580

Warrants

In March 2011, the Company issued a seven-year warrant to purchase 40,178 shares of the Company’s common stock at an exercise price of $48.00 per share. The warrant was immediately exercisable and expires in March 2018. As of December 31, 2015, the warrant remained outstanding and exercisable.

On September 24, 2015, unexercised warrants to purchase 516,660 shares of common stock, which were issued in a prior financing transaction in September 2010, expired.

9.           STOCK-BASED AWARDS

Option Plan

On March 25, 2013, the Company’s board of directors adopted the 2013 Stock Option and Incentive Plan (the “2013 Plan”), which was also approved by the Company’s stockholders at its annual general meeting on May 16, 2013. The Company initially reserved 1,750,000 shares of its common stock for the issuance of awards under the 2013 Plan, plus all shares remaining available for grant under the Company’s 2010 Stock Option and Incentive Plan (the “2010 Plan), plus any additional shares returned under the 2010 Plan or 2013 Plan as a result of the cancellation, forfeiture or other termination (other than by exercise) of awards issued pursuant to the 2010 Plan  or 2013 Plan, subject in all cases to adjustment including reorganization, recapitalization, reclassification, stock dividend, stock split, reverse stock split or other similar change in the Company’s capital stock. In May 2015, the Company’s shareholders approved an increase of 1,790,818 shares to the 2013 Plan pool.  Of the shares of common stock reserved for issuance under the 2013 Plan, no more than 750,000 shares will be issued to any individual participant as incentive options, non-qualified options or stock appreciation rights during any calendar year. The 2013 Plan permits the granting of incentive and non-statutory stock options, restricted and unrestricted stock awards, restricted stock units, stock appreciation rights, performance share awards, cash-based awards and dividend equivalent rights to eligible employees, directors and consultants. The option exercise price of an option granted under the 2013 Plan may not be less than 100% of the fair market value of a share of the Company’s common stock on the date the stock option is granted. Options granted under the 2013 Plan have a maximum term of 10 years and generally vest over four years. In addition, in the case of certain large stockholders, the minimum exercise price of incentive options must equal 110% of fair market value on the date of grant and the maximum term is limited to five years. Subject to overall Plan limitations, the maximum aggregate number of shares of common stock that may be issued in the form of incentive options shall not exceed 6,250,000 shares of common stock.

The 2013 Plan does not allow the option holders to exercise their options prior to vesting.

The following table summarizes stock option activity for 2013, 2014 and 2015:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life in Years	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2012	300,468	$24.15	2.06	$126
Options granted	2,124,250	$4.79
Options exercised	—	$—
Options cancelled/forfeited	(427,643)	$16.41
Balance at December 31, 2013	1,997,075	$5.21	9.11	$48
Options granted	1,389,743	$2.00
Options exercised	(2,000)	$2.08
Options cancelled/forfeited	(362,849)	$5.78
Balance at December 31, 2014	3,021,969	$3.67	8.92	$0
Options granted	1,392,499	$7.10
Options exercised	(80,218)	$3.73
Options cancelled/forfeited	(78,269)	$4.01
Balance at December 31, 2015	4,255,981	$4.79	8.44	$4,330
Ending vested at December 31, 2015	1,713,948	$4.56	7.95	$1,524

As of December 31, 2015, the vested and expected to vest stock options was 4,252,091.

The assumptions used in the Black-Scholes option-pricing model to value stock options are as follows:

	Years Ended December 31,
	2015	2014	2013
Expected Volatility	94%	91%	94%
Dividend Yield	0%	0%	0%
Risk-Free Interest Rate	1.70%	1.60%	1.08%
Expected Term (years)	5.92	5.22	5.79
Weighted-average fair value per option	$5.40	$1.35	$3.55

The intrinsic value of stock options represents the difference between the exercise price of stock options and the market price of our stock on that day for all in-the-money options. Additional information related to our stock options is summarized below (in thousands except per share information):

	Years Ended December 31,
	2015	2014	2013
Intrinsic value of options exercised	$140	$3	$—
Proceeds received from the exercise of stock options	$299	$4	$—
Grant date fair value of options vested	$3,414	$1,932	$550

There was $8.5 million of total unrecognized compensation expense as of December 31, 2015 related to stock options. The unrecognized compensation expense will be amortized on a straight-line basis over a weighted-average remaining period of 2.40 years.

Information about stock options outstanding, vested and exercisable as of December 31, 2015, was as follows:

	Options Outstanding		Options Vested & Exercisable
Range of Exercise Price	Number of Shares	Weighted- Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price	Number of Shares
$ 1.58 - $7.95	3,400,188	8.18	$3.78	1,543,224
$ 7.96 - $14.34	849,043	9.50	$9.98	163,974
$ 33.47 - $39.85	3,375	4.75	$33.52	3,375
$ 58.98 - $65.36	3,375	5.30	$65.36	3,375
Total	4,255,981	8.44	$4.56	1,713,948

As of December 31, 2015, there were 729,492 shares available for grant under the 2013 Plan.

2010 Employee Stock Purchase Plan

Effective July 2010, under the terms of the ESPP, eligible employees of the Company may authorize the Company to deduct amounts from their compensation, which amounts are used to enable the employees to purchase shares of the Company’s common stock. The Company initially reserved 12,500 shares of common stock for issuance thereunder plus on January 1, 2011 and each January 1 thereafter, the number of shares of stock reserved and available for issuance under the Plan shall be cumulatively increased by the lesser of (i) one percent (1%) of the number of shares of common stock issued and outstanding on the immediately preceding December 31 or (ii) 31,250 shares of common stock.  During the year ended December 31, 2015 and 2014, 60,444 and 25,000 shares were issued pursuant to the purchase of common stock by our employees under the ESPP, respectively.  As of December 31, 2015, there were 55,929 shares available for grant under the 2010 Employee Stock Purchase Plan.

Under the ESPP, eligible employees of the Company may authorize the Company to deduct amounts from their compensation, which amounts are used to enable the employees to purchase shares of the Company’s common stock. The purchase price per share is 85% of the fair market value of the common stock as of the first date or the ending date of the applicable semi-annual purchase period, whichever is less (the “Look-Back Provision”). The 15% discount and the Look-Back Provision make the ESPP compensatory. The Black-Scholes option pricing model was used to value the employee stock purchase rights. For the years ended December 31, 2015, 2014 and 2013, the following weighted-average assumptions were used in the valuation of the stock purchase rights:

	Years Ended December 31,
	2015	2014	2013
Expected Volatility	82%	41%	126%
Dividend Yield	0%	0%	0%
Risk-Free Interest Rate	0.08%	0.05%	0.11%
Expected Term (years)	0.50	0.50	0.50
Weighted-average grant date fair value per right	$1.04	$1.04	$2.46

Stock-Based Compensation Expense

Total stock-based compensation expense, including expense recorded for the ESPP, was as follows (in thousands):

	Years Ended December 31,
	2015	2014	2013
Research and development	$1,453	$825	$1,451
General and administrative	2,088	1,350	1,694
Total employee stock-based compensation	$3,541	$2,175	$3,145

10.           EMPLOYEE BENEFIT PLAN

The Company maintains a defined contribution 401(k) plan, or the 401(k) Plan. Employee contributions are voluntary and are determined on an individual basis, limited by the maximum amounts allowable under federal tax regulations. Prior to 2011, the Company had not made any contributions to the 401(k) Plan. In December 2012, the Company amended its 401(k) plan to provide for non-elective employer contribution at the Company’s discretion. During the years ended December 31, 2015 and 2014, the Company contributed approximately $284,000 and $185,000, respectively, in non-elective employer contribution into the employees’ 401(k) accounts.

11.	INCOME TAXES

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

The significant components of the Company’s deferred tax assets for the years ended December 31, 2015 and 2014 are as follows (in thousands):

	December 31,
	2015	2014
Deferred tax assets:
Net operating loss carryforwards	$37,576	$32,315
Tax credits	3,023	2,307
Intangible assets	2,033	2,343
Capitalized R&D	35,514	28,105
Other	2,285	1,110
Total deferred tax assets	80,431	66,180
Deferred tax liabilities	—	—
Valuation allowance	(80,431)	(66,180)
Net deferred tax asset	$—	$—

A reconciliation of the statutory tax rates and the effective tax rate for the years ended December 2015, 2014, and 2013 is as follows:

	2015	2014	2013
Statutory rate	34%	34%	34%
State tax	6%	6%	6%
Tax credit	2%	1%	2%
Stock based compensation	(1)%	(1)%	(3)%
Valuation allowance	(41)%	(40)%	(39)%
Effective tax rates	0%	0%	0%

Tax benefits of net operating losses, temporary differences and credit carryforwards are recorded as an asset to the extent that management assesses that realization is “more likely than not.” Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carryforward period. Because of the Company’s history of operating losses, management believes that the deferred tax assets arising from the above-mentioned future tax benefits are currently not likely to be realized and, accordingly, has provided a full valuation allowance. The net valuation allowance increased by $14.3 million in 2015, $11.7 million in 2014, and $11.9 million in 2013.

The amount of the valuation allowance for deferred tax assets associated with excess tax deductions from stock-based compensation arrangements that would be allocated to contributed capital if the future tax benefits are subsequently recognized is $1.5 million.

Net operating losses and tax return credit carryforwards as of December 31, 2015, are as follows (in thousands):

	Amount	Expiration Years
Net operating losses—federal	$94,677	Beginning 2024
Net operating losses—state	$93,913	Beginning 2016
Tax return credits—federal	$1,510	Beginning 2032
Tax return credits—state	$2,293	Do not expire

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

Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, provide for annual limitations on the utilization of net operating loss and research and experimentation credit carryforwards if the Company were to undergo an ownership change, as defined in Section 382.  In general, an ownership change occurs whenever the percentage of the shares of a corporation owned, directly or indirectly, by 5-percent shareholders, as defined in Section 382, increases by more than 50 percentage points over the lowest percentage of the shares of such corporation owned, directly or indirectly, by such 5-percent shareholders at any time over the preceding three years. The Company underwent an ownership change within the meaning of Section 382 and 383 during 2012 and as such, the Company’s net operating loss carryforwards are limited.   In addition, the pre-change R&D tax credits have also been limited for federal tax purposes.  As a result of the Section 382 limitation, $144.9 million of the Company’s net operating losses and $11.5 million of R&D credits have been written off.  As of December 31, 2015, the Company had federal net operating losses of $70.8 million that are subject to an annual limitation of $4.8 million through 2016 and decreases to $1.1 million thereafter.  Any unused annual limitation balance is available for carryforward to subsequent years for utilization.  The federal and state R&D credits reported are not subject to limitation.

Since the Company’s last ownership change within the meaning of Section 382 and 383, which occurred in 2012, the Company has increased its outstanding shares of common stock from 19,415,901 as of December 31, 2012 to 40,004,034 as of December 31, 2015, which may have resulted in a further ownership change.  Accordingly, the utilization of net operating loss and credit carryforwards which existed at that time could be limited.  The Company has not completed a Section 382 analysis to assess whether an ownership change has occurred or whether there have been multiple ownership changes since the Company became a “loss corporation” under the Code.  The Company has and will continue to evaluate alternative analyses permitted under Section 382 and IRS notices to determine whether or not any ownership changes have occurred and may occur (and if so, when they occurred) that would result in limitations on its net operating losses (“NOLs”) or certain other tax attributes.

As of December 31, 2015, the Company had unrecognized tax benefits of $1.3 million, all of which would not currently affect the Company’s effective tax rate if recognized due to the Company’s deferred tax assets being fully offset by a valuation allowance. The Company did not anticipate any significant change to the unrecognized tax benefit balance as of December 31, 2015.  A reconciliation of unrecognized tax benefits is as follows (in thousands):

Amount
Balance as of December 31, 2012	545
Additions based on tax positions related to prior years	104
Additions based on tax positions related to current year	179
Balance as of December 31, 2013	828
Additions based on tax positions related to prior year	—
Additions based on tax positions related to current year	171
Balance as of December 31, 2014	$999
Additions based on tax positions related to prior year	—
Additions based on tax positions related to current year	269
Balance as of December 31, 2015	$1,268

The Company would classify interest and penalties related to uncertain tax positions in income tax expense, if applicable. There was no interest expense or penalties related to unrecognized tax benefits recorded through December 31, 2015. The tax years 2004 through 2014 remain open to examination by one or more major taxing jurisdictions to which the Company is subject.

The Company does not anticipate that total unrecognized net tax benefits will significantly change prior to the end of 2016.

12.	SUMMARIZED QUARTERLY UNAUDITED FINANCIAL DATA

Quarterly results were as follows (in thousands, except per share data):

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
2015
REVENUES:
License revenue	$49	$146	$548	$1,819
Collaborative revenue	196	143	185	99
Total revenues	245	289	733	1,918
OPERATING EXPENSES:
Research and development	$5,995	$8,539	$10,359	$8,605
General and administrative	1,907	1,696	2,091	1,874
Research award	—	(1,100)	(367)	(1,171)
LOSS FROM OPERATIONS	(7,657)	(8,846)	(11,350)	(7,390)
Other income (expense)	(3)	(49)	24	51
NET LOSS	$(7,660)	$(8,895)	$(11,326)	$(7,339)
Net loss per share—basic and diluted	$(0.28)	$(0.25)	$(0.29)	$(0.18)
Shares used in computing basic and diluted net loss per share	27,595,081	35,817,794	39,241,738	39,947,036

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
2014
OPERATING EXPENSES:
Research and development	$5,765	$5,279	$5,268	$5,527
General and administrative	1,844	1,586	1,419	1,771
LOSS FROM OPERATIONS	(7,609)	(6,865)	(6,687)	(7,298)
Other income (expense)	(48)	(31)	(14)	(3)
Interest income (expense)	(259)	(360)	(286)	(144)
NET LOSS	$(7,916)	$(7,256)	$(6,987)	$(7,445)
Net loss per share—basic and diluted	$(0.39)	$(0.34)	$(0.31)	$(0.32)
Shares used in computing basic and diluted net loss per share	20,123,447	21,479,386	22,747,308	22,926,664

13.	SUBSEQUENT EVENTS

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANTHERA PHARMACEUTICALS, INC.

By:	/s/ Paul F. Truex
Paul F. Truex

Chief Executive Officer
(Principal Executive Officer)

Dated: March 14, 2016

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

Signature	Title	Date

/s/ Paul F. Truex	Chief Executive Officer and Director (Principal Executive Officer)	March 14, 2016
Paul F. Truex

/s/ May Liu	Senior Vice President, Finance and Administration (Principal Accounting Officer)	March 14, 2016
May Liu

/s/ Christopher S. Henney	Chairman of the Board of Directors	March 14, 2016
Christopher S. Henney

/s/ Brian R. Mueller	Director	March 14, 2016
Brian R. Mueller

/s/ Philip T. Sager	Director	March 14, 2016
Philip T. Sager

/s/ Steven B. Engle	Director	March 14, 2016
Steven B. Engle

/s/ David E. Thompson	Director	March 14, 2016
David E. Thompson

/s/ Sanford S. Zweifach	Director	March 14, 2016
Sanford S. Zweifach

Exhibit Index

Number	Description

3.1	Fifth Amended and Restated Certificate of Incorporation(1)

3.2	Certificate of Amendment to the Fifth Amended and Restated Certificate of Incorporation filed October 12, 2012(2)

3.3	Certificate of Amendment to the Fifth Amended and Restated Certificate of Incorporation filed July 12, 2013 and effective July 15, 2013(3)

3.4	Amended and Restated Bylaws, as amended on May 21, 2015(4)

4.1	Specimen certificate evidencing shares of common stock(5)

4.2	Form of Warrant sold pursuant to that Securities Purchase Agreement, among the Company and the purchasers thereto, dated September 20, 2010(6)

4.3	Form of Warrant Agreement dated as of March 25, 2011(7)

#10.1	2005 Equity Incentive Plan and form agreements thereunder(8)

#10.2	Amended and Restated 2010 Stock Option and Incentive Plan(9)

#10.3	Certificate of Amendment to Amended and Restated 2010 Stock Option and Incentive Plan(10)

#10.4	Form of Non-Qualified Stock Option Agreement for Company Employees Under the Anthera Pharmaceuticals, Inc. 2010 Stock Option and Incentive Plan(11)

#10.5	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors Under the Anthera Pharmaceuticals, Inc. 2010 Stock Option and Incentive Plan(11)

#10.6	Form of Incentive Stock Option Agreement Under the Anthera Pharmaceuticals, Inc. 2010 Stock Option and Incentive Plan(11)

#10.7	Form of Restricted Stock Award Agreement Under the Anthera Pharmaceuticals, Inc. 2010 Stock Option and Incentive Plan(11)

#10.8	Restricted Stock Unit Award Agreement Under the Anthera Pharmaceuticals, Inc. 2010 Stock Option and Incentive Plan(12)

#10.9	2010 Employee Stock Purchase Plan(13)

#10.10	Amendment No. 1 to 2010 Employee Stock Purchase Plan(14)

#10.11	Amendment No. 2 to 2010 Employee Stock Purchase Plan(15)

#10.12	2013 Stock Option and Incentive Plan(16)

#10.13	Form of Non-Qualified Stock Option Agreement for Company Employees Under the 2013 Stock Option and Incentive Plan(17)

#10.14	Form of Non-Qualified Stock Option Agreement for Non-Employees Directors Under the 2013 Stock Option and Incentive Plan(17)

#10.15	Form of Incentive Stock Option Agreement Under the 2013 Stock Option and Incentive Plan(17)

#10.16	Form of Restricted Stock Award Agreement Under the 2013 Stock Option and Incentive Plan(17)

#10.17	Form of Restricted Stock Unit Award Agreement Under the 2013 Stock Option and Incentive Plan(17)

#10.18	Form of Amended and Restated Indemnification Agreement(18)

#10.19	Form of Amended and Restated Change in Control Agreement(19)

#10.20	Form of Amended and Restated Severance Benefits Agreement(20)

+10.21	License Agreement between Amgen Inc. and the Company, dated as of December 18, 2007(21)

10.22	Amendment No. 1 to License Agreement between Amgen Inc. and the Company, dated as of October 16, 2009(22)

+10.23	Amendment No. 2 to License Agreement between Amgen Inc. and the Company, dated as of November 26, 2014(23)

10.24	Form of Securities Purchase Agreement, among the Company and the purchasers thereto, dated September 20, 2010(24)

10.25	Lease by and between the Company and MEPT Mount Eden LLC, dated as of May 4, 2011(25)

10.26	Lease Amendment by and between the Company and MEPT Mount Eden LLC, dated as of November 13, 2013(26)

+10.27	License Agreement between the Company and Eli Lilly, dated as of July 11, 2014(27)

+10.28	Collaboration and License Agreement between the Company and Zenyaku Kogyo Co., Ltd., dated as of December 11, 2014(28)

+10.29	Stock Purchase Agreement between the Company and Zenyaku Kogyo Co., Ltd., dated as of December 11, 2014(29)

+10.30	Subscription Agreement between the Company and Zenyaku Kogyo Co., Ltd., dated as of January 27, 2015(30)

+10.31	Subscription Agreement between the Company and Amgen Inc., dated as of January 27, 2015(31)

+10.32	Subscription Agreement between the Company and Zenyaku Kogyo Co., Ltd., dated as of August 14, 2015

#10.33	Deferred Compensation Election Form by and between the Company and Paul Truex, effective as of December 28, 2015

#10.34	Employment Offer Letter between the Company and Mr. Craig Thompson, dated as of December 4, 2015

#10.35	Employment Agreement, by and between the Company and Mr. Paul Truex, dated as of January 25, 2016

#10.36	Employment Agreement, by and between the Company and Mr. Craig Thompson, dated as of January 25, 2016

#10.37	Employment Agreement, by and between the Company and Dr. Colin Hislop, dated as of January 25, 2016

#10.38	Employment Agreement, by and between the Company and Ms. Klara Dickinson-Eason, dated as of January 25, 2016

#10.39	Employment Agreement, by and between the Company and Dr. Chuck Olson, dated as of January 25, 2016

#10.40	Employment Agreement, by and between the Company and Ms. May Liu, dated as of January 25, 2016

10.41	Stock Purchase Agreement between the Company and Lincoln Park Capital Fund, LLC, dated as of March 12, 2015 (32)

10.42	Amendment to the Stock Purchase Agreement between the Company and Lincoln Park Capital Fund LLC, dated as of July 8, 2015 (33)

14.1	Code of Ethics (34)

21.1	Subsidiaries of Anthera Pharmaceuticals, Inc.(35)

23.1	Consent of BDO USA LLP, independent registered public accounting firm

24.1	Power of Attorney (included on signature page hereto)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

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

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension DefinitionLinkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

+	Certain provisions of this Exhibit have been omitted pursuant to a request for confidential treatment.

#	Indicates management contract or compensatory plan, contract or agreement.

(1)	Filed as Exhibit 3.6 to the registrant’s Registration Statement on Form S-1/A (File No. 333-161930), filed with the SEC on February 3, 2010 and incorporated herein by reference.

(2)	Filed as the same numbered exhibit to the registrant’s Annual Report on Form 10-K, filed with the SEC on March 26, 2013 and incorporated herein by reference.

(3)	Filed as Exhibit 3.1 to the registrant Current Report on Form 8-K, filed with the SEC on July 16, 2013 and incorporated herein by reference.

(4)	Filed as Exhibit 3.4 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 10, 2015 and incorporated herein by reference.

(5)
Filed as the same numbered exhibit to the registrant’s Amendment No. 3 to Registration Statement on Form S-1 (File No. 333-161930), filed with the SEC on January 29, 2010 and incorporated herein by reference.

(6)	Filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K, filed with the SEC on September 22, 2010 and incorporated herein by reference.

(7)	Filed as Exhibit 10.2 to registrant’s Current Report on Form 8-K, filed with the SEC on March 29, 2011 and incorporated herein by reference.

(8)	Filed as the same numbered exhibit to the registrant’s Registration Statement on Form S-1 (File No. 333-161930), filed with the SEC on September 15, 2009 and incorporated herein by reference.

(9)	Filed as Appendix A to the registrant’s Definitive Proxy Statement on Schedule 14A, filed with the SEC on June 8, 2010 and incorporated herein by reference.

(10)	Filed as Exhibit 10.2 to registrant’s Quarterly Report on Form 10-Q, filed with the SEC on August 12, 2011 and incorporated herein by reference.

(11)	Filed as Exhibit 10.2 to the registrant’s Amendment No. 4 to Registration Statement on Form S-1 (File No. 333-161930), filed with the SEC on February 3, 2010 and incorporated herein by reference.

(12)	Filed as Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q, filed with the SEC on May 14, 2010 and incorporated herein by reference.

(13)	Filed as Appendix B to the registrant’s Definitive Proxy Statement on Schedule 14A, filed with the SEC on June 8, 2010 and incorporated herein by reference.

(14)	Filed as Exhibit 10.42 to the registrant’s Annual Report on Form 10-K, filed with the SEC on March 7, 2011 and incorporated herein by reference.

(15)	Filed as Exhibit 10.34 to the registrant’s Annual Report on Form 10-K, filed with the SEC on March 26, 2013 and incorporated herein by reference.

(16)	Filed as Annex B to the registrants Definitive Proxy Statement on Schedule 14A, filed with the SEC on April 5, 2013 and incorporated herein by reference.

(17)	Filed as the same numbered exhibit to the registrant’s Annual Report on Form 10-K, filed with the SEC on March 28, 2014 and incorporated herein by reference.

(18)	Filed as Exhibit 10.3 to the registrant’s Registration Statement on Form S-1 (File No. 333-161930), filed with the SEC on September 15, 2009 and incorporated herein by reference.

(19)	Filed as the Exhibit 10.4 to the registrant’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-161930), filed with the SEC on October 19, 2009 and incorporated herein by reference.

(20)	Filed as the Exhibit 10.5 to the registrant’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-161930), filed with the SEC on October 19, 2009 and incorporated herein by reference.

(21)	Filed as Exhibit 10.10 to the registrant’s Registration Statement on Form S-1 (File No. 333-161930), filed with the SEC on September 15, 2009 and incorporated herein by reference.

(22)	Filed as Exhibit 10.18 to the registrant’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-161930), filed with the SEC on October 19, 2009 and incorporated herein by reference.

(23)	Filed as Exhibit 10.23 to registrant’s Annual Report on Form 10-K, filed with the SEC on March 16, 2015, and incorporated herein by reference.

(24)	Filed as Exhibit 10.1 to registrant’s Current Report on Form 8-K, filed with the SEC on September 22, 2010 and incorporated herein by reference.

(25)	Filed as Exhibit 10.4 to registrant’s Quarterly Report on Form 10-Q, filed with the SEC on May 13, 2011, and incorporated herein by reference.

(26)	Filed as Exhibit 10.27 to registrant’s Annual Report on Form 10-K, filed with the SEC on March 28, 2014, and incorporated herein by reference.

(27)	Filed as Exhibit 10.1 to registrant’s Quarterly Report on Form 10-Q/A, filed with the SEC on December 12, 2014 and incorporated herein by reference

(28)	Filed as Exhibit 10.33 to registrant’s Annual Report on Form 10-K, filed with the SEC on March 16, 2015 and incorporated herein by reference

(29)	Filed as Exhibit 10.34 to registrant’s Annual Report on Form 10-K, filed with the SEC on March 16, 2015 and incorporated herein by reference

(30)	Filed as Exhibit 10.35 to registrant’s Annual Report on Form 10-K, filed with the SEC on March 16, 2015 and incorporated herein by reference

(31)	Filed as Exhibit 10.36 to registrant’s Annual Report on Form 10-K, filed with the SEC on March 16, 2015 and incorporated herein by reference

(32)	Filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K, filed with the SEC on March 16, 2015 (dated March 12, 2015) and incorporated herein by reference

(33)	Filed as Exhibit 10.1 to registrant’s Quarterly Report on Form 10-Q, filed with the SEC on August 10, 2015 and incorporated herein by reference

(34)	Filed as the same numbered exhibit to the registrant’s Annual Report on Form 10-K, filed with the SEC on March 7, 2011 and incorporated herein by reference

(35)	Filed as the same numbered exhibit to the registrant’s Annual Report on Form 10-K, filed with the SEC on March 14, 2012 and incorporated herein by reference