Form 10-K/A
period 2015-12-31
Anthera Pharmaceuticals Inc
filed 2016-04-20
CIK 1316175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)
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

  EXPLANATORY NOTE

Anthera Pharmaceuticals, Inc. is filing this Amendment No. 1 (“Form 10-K/A”) to its Annual Report on Form 10-K (“Form 10-K”) for the fiscal year ended December 31, 2015, filed with the Securities and Exchange Commission on March 14, 2016, solely to amend Exhibit 23.1 to correct the previously filed Consent of Independent Registered Public Accounting Firm, which inadvertently omitted the typeset signature of BDO USA, LLP and the date of BDO USA, LLP’s reports included in our Form 10-K. There are no other changes to the Form 10-K or the consent.

This Form 10-K/A speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10-K.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Form 10-K/A also contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Because no financial statements have been included in this Form 10-K/A and this Form 10-K/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted.

PART IV

ITEM 15. EXHIBITS AND CONSOLIDATED FINANCIAL

STATEMENT SCHEDULES

(a)(3)	The following documents are filed as part of this report:

Exhibit Number	Description
23.1	Consent of BDO USA LLP, independent registered public accounting firm

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

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

Dated: April 20, 2016