Form 10-Q
period 2016-03-31
Anthera Pharmaceuticals Inc
filed 2016-05-10
CIK 1316175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of April 27, 2016 the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 40,987,145

ANTHERA PHARMACEUTICALS, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2016

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ANTHERA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	March 31, 2016	December 31, 2015 (1)
ASSETS
Current assets:
Cash and cash equivalents	$37,877	$46,951
Accounts receivable	—	326
Prepaid expenses and other current assets	788	585
Total current assets	38,665	47,862
Property and equipment — net	191	263
TOTAL	$38,856	$48,125

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,391	$5,259
Accrued clinical expenses	2,933	1,377
Accrued liabilities	246	98
Accrued payroll and related costs	1,466	1,596
Deferred revenue – current	—	138
Total current liabilities	8,036	8,468
Total liabilities	8,036	8,468
Commitments and Contingencies (Note 6)
Stockholders’ equity:
Common stock, $0.001 par value, 100,000,000 shares authorized; 40,486,883 and 40,004,037 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	41	40
Additional paid-in capital	394,536	391,648
Accumulated deficit	(363,757)	(352,031)
Total stockholders’ equity	30,820	39,657
TOTAL	$38,856	$48,125

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

(1) Derived from audited Financial Statements.

ANTHERA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2016	2015

REVENUES:
License fee	$139	$49
Collaborative revenue	6	196
Total revenues	145	245

OPERATING EXPENSE:
Research and development	9,624	5,995
General and administrative	2,238	1,907
Total operating expenses	11,862	7,902
LOSS FROM OPERATIONS	(11,717)	(7,657)
OTHER INCOME (EXPENSE):
Other income (expense)	(9)	(3)
NET LOSS	$(11,726)	$(7,660)
Net loss per share - Basic and diluted	$(0.29)	$(0.28)
Weighted average number of shares used in per common share calculations-basic and diluted:	40,049,895	27,595,081

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

 ANTHERA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2016	2015
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(11,726)	$(7,660)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	72	68
Stock-based compensation expense	1,118	503
Changes in assets and liabilities:
Accounts receivable	326	(650)
Prepaid expenses and other assets	(203)	(478)
Accounts payable	(1,868)	326
Accrued clinical expenses	1,556	601
Accrued liabilities	149	187
Accrued payroll and related costs	10	541
Deferred revenue	(138)	(49)
Net cash used in operating activities	(10,704)	(6,611)
INVESTING ACTIVITIES:
Property and equipment purchases	—	(10)
Net cash used in investing activities	—	(10)
FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of offering costs	1,630	38,534
Proceeds from issuance of common stock to Zenyaku Kogyo Co., Ltd.	—	7,000
Proceeds from issuance of common stock pursuant to exercise of stock options	—	96
Net cash provided by financing activities	1,630	45,630
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(9,074)	39,009
CASH AND CASH EQUIVALENTS — Beginning of period	46,951	2,639
CASH AND CASH EQUIVALENTS — End of period	$37,877	$41,648

SUPPLEMENTAL CASH DISCLOSURES OF CASH FLOW INFORMATION
Non-cash financing activities:
Issuance of common stock in the form of a waiver of a fee otherwise payable to Amgen under the Amgen Agreement	$—	$1,000
Issuance of common stock as a commitment fee pursuant to an equity purchase agreement	$38	$60

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

Since inception in 2004, the Company has funded its operations through equity offerings, private placements of convertible debt, debt financing, equity investment and cost reimbursement from a former collaborative partner, Zenyaku Kogyo Co., Ltd (“Zenyaku”), and a research award from Cystic Fibrosis Foundation Therapeutics Incorporated ("CFFT").  On April 21, 2016, the Company entered into an At Market Issuance Sales Agreement (“ATM Agreement”) with H.C. Wainwright & Co., LLC (“H.C. Wainwright”) to create an at-the-market equity program under which the Company from time to time may offer and sell shares of its common stock, par value $0.001 per share, having an aggregate offering price of up to $25.0 million through H.C. Wainwright, as agent.  On April 27, 2016, the Company amended an existing equity purchase agreement with Lincoln Park Capital Fund, LLC (“LPC”), pursuant to which the Company has the right, but not the obligation, to sell to LPC up to an aggregate of $15.0 million in shares of common stock by March 2017.

As of the date of this report, the Company anticipates its existing cash, and access to additional cash through the ATM Agreement with H.C. Wainwright and an equity purchase agreement with LPC will be sufficient to fund its near term liquidity needs for at least the next 12 months.

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

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for Quarterly Reports on Form 10-Q and do not contain all of the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. The accompanying unaudited Condensed Consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 14, 2016. In the opinion of management, the accompanying unaudited Condensed Consolidated financial statements reflect all adjustments, which include only normal recurring adjustments necessary to present fairly the Company’s interim consolidated financial information. The results for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016 or for any other period. The consolidated balance sheet as of December 31, 2015 has been derived from the audited financial statements as of that date but it does not include all of the information and notes required by U.S. GAAP.

The Company has evaluated events and transactions subsequent to the balance sheet date and has disclosed all events or transactions that occurred subsequent to the balance sheet date but prior to filing this Quarterly Report on Form 10-Q that would require recognition or disclosure in the unaudited Condensed Consolidated Financial Statements.

Use of Estimates

The preparation of these condensed consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, expenses and related disclosures. On an ongoing basis, management evaluates its estimates, including critical accounting policies or estimates related to clinical trial accruals, the tax provision, stock-based compensation, allocation of consideration to various elements under multiple-element collaboration arrangements and recognition of revenue. The Company bases its estimates on historical experience and on various other market specific and other relevant assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ significantly from these estimates.

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

In February 2016, the FASB issued ASU No. 2016-02 Leases (Topic 842). ASU 2016-02 impacts any entity that enters into a lease with some specified scope exceptions. The guidance updates and supersedes Topic 840, Leases. For public entities, ASU 2016-02 is effective for fiscal years, and interim periods with those years, beginning after December 15, 2018, and early adoption is permitted. The Company does not expect the adoption of this standard to materially affect its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718). This standard makes several modifications to Topic 718 related to the accounting for forfeitures, employer tax withholding on share-based compensation and the financial statement presentation of excess tax benefits or deficiencies. ASU 2016-09 also clarifies the statement of cash flows presentation for certain components of share-based awards. The standard is effective for interim and annual reporting periods beginning after December 15, 2016, although early adoption is permitted. The adoption of ASU 2015-17 is not expected to have a significant impact on the Company’s consolidated financial position or results of operations.

2. COLLABORATIVE AGREEMENT

In December 2014, the Company entered into an exclusive license agreement with Zenyaku (“Zenyaku Agreement”) for the development and commercialization of blisibimod in Japan and potentially other countries throughout Asia, while the Company retained full development and commercialization rights of blisibimod for all other global territories including North America and the European Union.  In September 2015, Zenyaku provided the Company a notice of its intent to terminate the Zenyaku Agreement, effective January 7, 2016 (“Termination Notice”).  As a result of the Termination Notice, the Company changed the amortization period of its deferred revenue and has fully amortized its deferred revenue as of January 7, 2016.  During the quarter ended March 31, 2016, the Company recorded revenue of $145,000, which was comprised of $139,000 for the amortization of the license fee revenue and $6,000 for the reimbursement of FTEs, respectively.   In addition, during the quarter ended March 31, 2016, the Company recorded $15,000 as a reduction to research and development expenses in connection with the reimbursement of qualifying costs under the collaboration agreement.

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

There were no milestones achieved pursuant to the research award from CFFT in for the quarter ended March 31, 2016.  As of March 31, 2016, there was $0.4 million remaining under the research award.

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

The following table summarizes the Company’s calculation of net loss per common share (in thousands except share and per share amounts):

	Three Months Ended March 31,
	2016	2015
Net loss per share
Numerator
Net loss	$(11,726)	$(7,660)
Denominator
Weighted-average common shares outstanding	40,049,895	27,595,081
Basic and diluted net loss per share	$(0.29)	$(0.28)

As the Company incurred net losses for all of the periods presented, the following outstanding potentially dilutive securities were excluded from the computation of diluted net loss per share, as the effect of including them would have been antidilutive:

	Three Months Ended March 31,
	2016	2015
Options to purchase common stock	4,866,785	3,179,728
Warrants to purchase common stock	40,178	556,838
Restricted Stock Units	—	937
Total	4,906,963	3,737,503

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

The following tables present the Company’s fair value hierarchy for all its financial assets (including those in cash and cash equivalents), in thousands, by major security type measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016
	Estimated Fair Value	Level 1	Level 2	Level 3
Money market funds	$36,958	$36,958	$—	$—

	December 31, 2015
	Estimated Fair Value	Level 1	Level 2	Level 3
Money market funds	$45,156	$45,156	$—	$—

There were no transfers between Level 1, Level 2 or Level 3 for the three months ended March 31, 2016 and year ended December 31, 2015.

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

In connection with the collaborative arrangement with Zenyaku pursuant to the Zenyaku Agreement, the Company amended the Amgen Agreement in November 2014 to (i) adjust certain royalty and milestone payment obligations payable to Amgen in light of the collaboration between Anthera and Zenyaku and (ii) provide that the sublicense granted by Anthera to Zenyaku shall survive the termination of the Amgen Agreement.  Under this amendment, Anthera also agreed to grant Amgen that number of shares of its common stock equal to $1.0 million divided by the volume weighted average price of the Company’s common stock for 20 trading days prior to issuance.  The Company issued 420,751 shares of common stock to Amgen at $2.3767 per share on January 28, 2015, pursuant to a subscription agreement with Amgen, with the consideration paid by Amgen in the form of a waiver of a fee otherwise payable to Amgen under the Amgen Agreement.

On July 11, 2014, the Company and Eli Lilly and Company (“Eli Lilly”) entered into a worldwide, exclusive license agreement (the “Lilly Agreement”), to develop and commercialize liprotamase, a Phase 3 novel investigational Pancreatic Enzyme Replacement Therapy (“PERT”), for the treatment of patients with Exocrine Pancreatic Insufficiency, or EPI, often seen in patients with cystic fibrosis and other conditions. Under the terms of the Lilly Agreement, the Company was not required to make any up-front payment but is obligated to make milestone payments of up to up to $33.5 million for capsule products and $9.5 million for reformulated products upon the achievement of certain regulatory and commercial sales milestones, none of which have been achieved as of March 31, 2016.  In addition, after sales of the licensed products exceed an aggregate of $100.0 million in the United States, the Company is obligated to pay tiered royalties on future net sales of products, ranging from the single digits to the mid-teens, that are developed and approved as defined in the Lilly Agreement. The Company’s royalty obligations as to a particular licensed product will be payable, on a licensed product-by-licensed product basis, for the longer of (a) the date of expiration of the last to expire valid claim within the licensed patents that covers the manufacture, use or sale, offer to sell, or import of such licensed product by the Company or a sublicense in such country, or (b) 12 years after the first commercial sale of the applicable licensed product in the applicable country.

See Note 3 – “Research Award” for discussion of commitments and contingencies associated with the research award received from the CFFT.

7. STOCKHOLDERS’ EQUITY

Preferred Stock

The Company’s Fifth Amended and Restated Certificate of Incorporation designates 5,000,000 shares of the Company’s capital stock as undesignated preferred stock.  There were no preferred shares issued or outstanding as of March 31, 2016.

Common Stock

In April 2013, the Company filed a universal shelf registration statement with the SEC on Form S-3 (File No. 333-187780) for the proposed offering from time to time of up to $100.0 million of its securities, including common stock, preferred stock, debt securities and/or warrants. As of March 31, 2016, there was $1.2 million available for future issuance under this shelf registration statement. This shelf registration statement was terminated on April 18, 2016 when the Company’s replacement shelf registration statement (described below) became effective.

On March 14, 2016, the Company filed a universal shelf registration statement with the SEC on Form S-3 (File No. 333-210166) for the proposed offering from time to time of up to $100.0 million of its securities, including common stock, preferred stock, debt securities and/or warrants. As of the date of this report, there is a balance of $60.6 million available for future issuance.

On November 15, 2013, the Company entered into an At Market Sales Agreement (the “Cowen ATM Agreement”) with Cowen and Company, LLC (“Cowen”) under which the Company from time to time may offer and sell shares of its common stock, par value $0.001 per share, having an aggregate offering price of up to $25.0 million through Cowen, as agent.  As of March 31, 2016, the Company had sold $22.0 million in shares of common stock pursuant to the Cowen ATM Agreement.  On April 21, 2016, the Company terminated the Cowen ATM Agreement.

On April 21, 2016, the Company entered into an ATM Agreement with H.C. Wainwright under which the Company from time to time may offer and sell shares of its common stock, par value $0.001 per share, having an aggregate offering price of up to $25.0 million through H.C. Wainwright, as agent.

On March 12, 2015, the Company executed an equity purchase agreement with LPC, pursuant to which the Company has the right, but not the obligation, to sell to LPC up to an aggregate of $10.0 million in shares of common stock over a period of two years.  In July 2015, the Company amended the equity purchase agreement to reduce the amount available for purchase to $6.0 million.  During the quarter ended March 31, 2016, the Company sold $0.9 million in shares of common stock and issued 11,046 shares of common stock as commitment shares to LPC in lieu of cash commission.  On April 27, 2016, the Company amended the equity purchase agreement and increased the amount of common stock available for purchase to $15.0 million.

Warrants

In March 2011, the Company issued a seven-year warrant to purchase 40,178 shares of the Company’s common stock at an exercise price of $48.00 per share. The warrant was immediately exercisable and expires in March 2018. As of March 31, 2016, the warrant remained outstanding and exercisable.

Equity Issuance

During the three months ended March 31, 2016, the Company sold 221,800 shares of common stock through its Cowen ATM Agreement for net proceeds of $0.8 million.

During the three months ended March 31, 2016, the Company sold 250,000 shares of common stock through its LPC Purchase agreement for net proceeds of $0.9 million.

 8.  SHARE-BASED COMPENSATION PLANS

2013 Plan

On March 25, 2013, the Company’s board of directors adopted the 2013 Stock Option and Incentive Plan (the “2013 Plan”), which was also approved by the Company’s stockholders at its annual general meeting on May 16, 2013. The Company initially reserved 1,750,000 shares of its common stock for the issuance of awards under the 2013 Plan, plus all shares remaining available for grant under the Company’s 2010 Stock Option and Incentive Plan (the “2010 Plan”), plus any additional shares returned under the 2010 Plan or 2013 Plan as a result of the cancellation, forfeiture or other termination (other than by exercise) of awards issued pursuant to the 2010 Plan  or 2013 Plan, subject in all cases to adjustment including reorganization, recapitalization, reclassification, stock dividend, stock split, reverse stock split or other similar change in the Company’s capital stock. In May 2015, the Company’s shareholders approved an additional 1,790,818 shares of its common stock for issuance of awards under the 2013 Plan.  Of the shares of common stock reserved for issuance under the 2013 Plan, no more than 750,000 shares will be issued to any individual participant as incentive options, non-qualified options or stock appreciation rights during any calendar year. The 2013 Plan permits the granting of incentive and non-statutory stock options, restricted and unrestricted stock awards, restricted stock units, stock appreciation rights, performance share awards, cash-based awards and dividend equivalent rights to eligible employees, directors and consultants. The option exercise price of an option granted under the 2013 Plan may not be less than 100% of the fair market value of a share of the Company’s common stock on the date the stock option is granted. Options granted under the 2013 Plan have a maximum term of 10 years and generally vest over four years. In addition, in the case of certain large stockholders, the minimum exercise price of incentive options must equal 110% of fair market value on the date of grant and the maximum term is limited to five years. Subject to overall Plan limitations, the maximum aggregate number of shares of common stock that may be issued in the form of incentive options shall not exceed 6,250,000 shares of common stock.  The 2013 Plan does not allow the option holders to exercise their options prior to vesting.

The terms of awards granted during the three months ended March 31, 2016 and the method for determining the grant date fair value of the awards were consistent with those described in the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

The following table summarizes stock option activity for the three months ended March 31, 2016 (in thousands except share and per share information):

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Balance at December 31, 2015	4,255,981	$4.78	8.44	$4,323
Granted	737,888	$3.56	9.80	84
Exercised	—	$—	—	—
Cancelled and expired	(7,500)	$4.75	9.14	—
Forfeited	(119,584)	$9.24		2
Balance at March 31, 2016	4,866,785	$4.49	8.40	$2,773
Exercisable at March 31, 2016	2,251,706	$4.48	7.80	$1,125

The intrinsic value of stock options represents the difference between the exercise price of stock options and the market price of our stock on that day for all in-the-money options. As of March 31, 2016, there was $8.6 million of total unrecognized compensation expense related to stock options and is expected to be amortized on a straight-line basis over a weighted-average remaining period of 2.57 years.

The assumptions used in the Black-Scholes option-pricing model to value stock options are as follows:

	Three Months Ended March 31,
	2016	2015
Expected Volatility	96%	92%
Dividend Yield	0%	0%
Risk-Free Interest Rate	1.82%	1.81%
Expected Term (years)	6.02	6.02
Weighted-average fair value per option	$2.76	$1.19

2010 Employee Stock Purchase Plan (“ESPP”)

Effective July 2010, under the terms of the ESPP, eligible employees of the Company may authorize the Company to deduct amounts from their compensation, which amounts are used to enable the employees to purchase shares of the Company’s common stock. The Company initially reserved 12,500 shares of common stock for issuance thereunder on January 1, 2011, and on each January 1 thereafter, the number of shares of stock reserved and available for issuance under the Plan shall be cumulatively increased by the lesser of (i) one percent (1%) of the number of shares of common stock issued and outstanding on the immediately preceding December 31 or (ii) 31,250 shares of common stock.  On January 1, 2016, in accordance with the ESPP’s annual increase provisions, the authorized shares in the ESPP increased by 31,250.

The purchase price per share is 85% of the fair market value of the common stock as of the first date or the ending date of the applicable semi-annual purchase period, whichever is less (the “Look-Back Provision”). The 15% discount and the Look-Back Provision make the ESPP compensatory. The Black-Scholes option pricing model was used to value the employee stock purchase rights.  The assumptions used in the Black-Scholes option-pricing model to value the employee stock purchase rights are as follows:

	Three Months Ended March 31,
	2016	2015
Expected Volatility	88%	52%
Dividend Yield	0%	0%
Risk-Free Interest Rate	0.24%	0.06%
Expected Term (years)	0.50	0.50

Stock-Based Compensation Expense

Total stock-based compensation expense, including expense recorded for the ESPP, was as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Research and development	$428	$202
General and administrative	690	301
Total stock-based compensation	$1,118	$503

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

We were incorporated in September 2004.  We have devoted substantially all of our resources to research and development of our product candidates. We have not generated any revenue from the commercial sales of our product candidates, and since inception we have funded our operations through equity offerings, private placements of convertible debt, debt financings, equity investment and cost reimbursement from a former collaborative partner, Zenyaku Kogyo Co., Ltd (“Zenyaku”), and a research award from Cystic Fibrosis Foundation Therapeutics Incorporated ("CFFT").  We will need substantial additional financing to continue to develop our product candidates, obtain regulatory approvals and to fund operating expenses, which we will seek to raise through public or private equity or debt financings, collaborative or other arrangements with third parties or through other sources of financing. We cannot assure that such funds will be available on terms favorable to us, if at all. In addition to the normal risks associated with drug development companies, we may never successfully complete development of our product candidates, obtain adequate patent protection for our technology, obtain necessary government regulatory approval for our product candidates or achieve commercial viability for any approved product candidates.  In addition, we may not be profitable even if we succeed in commercializing our product candidates.

In December 2014, we entered in an exclusive license agreement with Zenyaku for the development and commercialization of blisibimod in Japan and potentially other countries throughout Asia.  In September 2015, Zenyaku provided us a notice of its intent to terminate the Zenyaku Agreement, effective January 7, 2016 (“Termination Notice”).  The termination was “at will” and Zenyaku alleged no breach of the Zenyaku Agreement by us.  There are no termination penalties incurred by us in connection with the early termination of the Zenyaku Agreement by Zenyaku.  As a result of the early termination of the Zenyaku Agreement, we do not expect to recognize revenues under the Zenyaku Agreement beyond January 2016.  In addition, we regained full worldwide rights for blisibimod and we are actively pursuing partnerships with pharmaceutical and biotechnology companies to further advance the development of blisibimod globally.

In March 2015, we received a research award of up to $3 million from CFFT for our development of liprotamase.  We retain the right to develop and commercialize liprotamase and will owe royalties to CFFT on net sales of any drug candidate approved and commercialized under the collaboration. The funding is to be disbursed by CFFT to us upon our achievement of milestones specified in the agreement.  As of March 31, 2016, there was $0.4 million remaining under the agreement.  At our discretion, we may choose to fund a particular stage of the liprotamase development plan without CFFT funds.  Any CFFT funds not expended on the development program of liprotamase must be returned to CFFT and, upon such return, the amounts of such returned funds will not be included as part of the research award for the purpose of calculating royalties or other amounts owed by us to CFFT.  To the extent CFFT provides or makes available any information, expertise, know-how or other intellectual property related to cystic fibrosis or the treatment, prevention or cure thereof (“CFFT Know-How”) to us, CFFT grants to us a non-exclusive, transferrable, sublicensable, worldwide rights and license under all of CFFT’s rights in such CFFT Know-How to assist us to research, develop, commercialize, make or have made, use, sell, have sold, offer for sale, import, export and otherwise exploit the product.

Our Phase 3 Development of Liprotamase in EPI

We initiated the SOLUTION study in the third quarter of 2015.  SOLUTION is a Phase 3, randomized, open-label, assessor-blind, non-inferiority, active-comparator study evaluating the efficacy and safety of liprotamase in patients with cystic fibrosis-related exocrine pancreatic insufficiency. This pivotal study is intended to evaluate the non-inferiority of liprotamase compared with another commercially available PERT in a population enriched for PERT responders and will enroll approximately 130 patients in the United States and Europe.  A second, smaller Phase 3 study, SIMPLICITY, in younger pediatric subjects is planned for initiation in the first half of 2016.  The SIMPLICITY study will use sachets containing a formulation of liprotamase powder for oral solution for ease of administration, and will enroll approximately 60 patients.  We believe the SOLUTION and SIMPLICITY studies may offer a number of potential opportunities for differentiation versus the currently marketed PERTs, including:

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

•
a capsule formulation using known, safe, excipients that provides lower pill burden and good delivery performance. The pure, high-activity enzyme constituents, and absence of bulky enteric coating give rise to smaller, easy-to-swallow capsules with good disintegration once swallowed, and adequate storage stability compared with porcine PERTs of an equivalent lipase unit dose strength; and

•
a sachet formulation containing liprotamase power for oral solution which can be easily dissolved into water or apple juice, and finally provides patients, especially young pediatric patients, with an easy-to-swallow dosing option.

Our Phase 3 Development of Blisibimod in Systemic Lupus Erythematosus (Lupus)

CHABLIS-SC1 is a multicenter, randomized, double-blind, placebo-controlled study designed to evaluate the efficacy, safety, tolerability and immunogenicity of blisibimod in patients with seropositive, clinically-active lupus (SELENA-SLEDAI ≥ 10) who require corticosteroid therapy in addition to standard-of-care for treatment of their disease.  The study was designed to randomize approximately 400 patients to receive either 200mg of blisibimod or placebo in addition to their standard-of-care medication for 52 weeks.  We reached the enrollment target in June 2015.  Topline data is expected after the last enrolled patient completes 52 weeks of treatment around the third or fourth quarter of 2016.  The primary endpoint of the CHABLIS-SC1 will be clinical improvement in the SRI-6 response at 52 weeks. Key secondary outcomes from the study, including SRI-8, reduction in the number of lupus flares and steroid use, are intended to further differentiate blisibimod from currently available therapies. To date, enrolled patient demographics and disease characteristics for the CHABLIS-SC1 study are consistent with our goal to enroll patients with higher levels of lupus activity and positive biomarkers despite the stable use of corticosteroids. These characteristics were associated with improved outcomes in both our previous Phase 2 clinical study as well as in large Phase 3 studies conducted with other BAFF-inhibitors, belimumab (Benlysta) and tabalumab.

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

•
potential labeling differentiation: A second study (CHABLIS-7.5) will also aim to enroll patients with positive serology and low complement; as well as assess the ability to reduce background corticosteroid medication usage;

•
manufacturing: Blisibimod’s novel molecular structure, comprised of 2 identical peptide chains assembled into a covalent dimer, confers manufacturing benefits and lower cost of goods through a bacterial fermentation manufacturing process;

•
structure: Blisibimod’s 4 BAFF binding domains, compared to the typical 2 domains in a monoclonal antibody, domains, give rise a 350-fold higher affinity for blisibimod (1 picomolar affinity) compared with the reported affinity for the anti-BAFF monoclonal antibody, belimumab (Benlysta); and

•	fully human IgG1 Fc domain confers acceptable pharmacokinetic properties to support once-weekly dosing.

An independent Data Safety Monitoring Board (“DSMB”) meets regularly over the course of the study to assess patient safety. During these regular meetings, the DSMB reviews un-blinded safety data which includes adverse events, suspected unexpected serious adverse reactions or SUSARs, deaths, laboratory data, and withdrawal data and compares trends between treatments.  After the most recent scheduled meeting in November 2015, the DSMB recommended continuing the CHABLIS-SC1 and BRIGHT-SC clinical studies.

In February 2015, an interim analysis of CHABLIS-SC1 was conducted by an independent un-blinded statistician, who evaluated at a pre-specified time point, the proportion of responders to the systemic lupus erythematous SRI-6 responder index, and recommended the study to continue to completion as planned.  This futility analysis was not intended to provide any rules for stopping for overwhelming efficacy, for a change in study sample size, or for an alteration of the study design.  Rather, the analysis suggests that the observed data conforms with the assumptions upon which the trial was designed.  The systemic lupus erythematosus response index is a recognized endpoint by the FDA for a previously approved therapeutic.  In addition to serving as a registration study for a potential lupus indication, observations in this study are intended to be included in marketing applications for blisibimod in IgA nephropathy and other indications.

We submitted a study protocol for our second lupus study, CHABLIS 7.5 (formerly named CHABLIS-SC2), to the FDA in the third quarter of 2015.  The CHABLIS 7.5 study’s name emphasizes the intent to reduce background corticosteroid medication to ≤7.5mg prednisone in order to mitigate the risks associated with long-term steroid medication.  This study will evaluate the effect of blisibimod on top of standard-of-care medication in patients with severe, seropositive SLE that is inadequately controlled with corticosteroids.  Patient eligibility for this study is informed by responder traits identified in the Phase 2 trial with blisibimod as well as the large Phase 3 programs with other BAFF inhibitors, belimumab and tabalumab.    We plan to begin enrollment in the Chablis 7.5 trial in the second quarter of this year.  These two pivotal studies are anticipated to form the basis of submission for blisibimod as a treatment for active SLE that is not controlled by standard-of-care medication, including corticosteroids.

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

In March 2015, an interim futility analysis of BRIGHT-SC study was conducted by an independent unblinded statistician, who evaluated several important biomarkers of renal disease in patients who had completed at least 8 weeks of treatment and recommended the study to continue to completion as planned.  We plan to conduct a six-month efficacy analysis in the first half of 2016 when all the enrolled subjects have completed 6 months of treatment, followed by another analysis in the second half of 2016 when all of the enrolled subjects have completed one year of treatment.

Revenue

We have not generated any revenue from the commercial sales of our product candidates since our inception and do not expect to generate any revenue from the commercial sales of our product candidates in the near term.  However, as a result of the collaborative arrangement that we entered into with Zenyaku in December 2014 for the development of blisibimod, we began recognizing license fee revenue and collaborative revenue in 2015.  The license fee from the collaborative arrangement with Zenyaku was initially amortized as revenue over the performance obligation period (product development period) while reimbursement for our FTEs was recorded as collaborative revenues as incurred.  In September 2015, we received the Termination Notice from Zenyaku to terminate the collaborative arrangement, effective January 7, 2016.  Consequently, we revised the amortization period of our deferred revenue to correspond with the shortened collaboration period and have fully amortized our deferred revenue as of January 7, 2016.

Research and Development Expenses

Since our inception, we have focused our activities on the development programs for our product candidates. We expense research and development costs as they are incurred. Research and development expenses consist of personnel costs, including salaries, benefits and stock-based compensation, clinical studies performed by contract research organizations, or CROs, materials and supplies, licenses and fees and overhead allocations consisting of various administrative and facilities-related costs. Research and development activities are also separated into three main categories: licensing, clinical development and pharmaceutical development. Licensing costs consist primarily of fees paid pursuant to license agreements. Historically, our clinical development costs have included costs for preclinical and clinical studies. We expect to incur substantial clinical development costs for the continued development of blisibimod.  Pharmaceutical development costs consist of expenses incurred relating to clinical studies and product formulation and manufacturing.

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

The following table shows our total research and development expenses for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,
	2016	2015
Allocated costs:
Blisibimod	$3,683	$4,178	(1)
Liprotamase	4,326	614
Unallocated costs	1,615	1,203
Total	$9,624	$5,995

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

While our significant accounting policies are more fully described in the accompanying notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating our reported financial results and affect the more significant judgments and estimates that we use in the preparation of our consolidated financial statements.

Revenue Recognition

The Company had a collaboration agreement with Zenyaku which provided for various types of payments from Zenyaku, including development milestones, sales milestones, royalty, and reimbursement for a portion of the Company’s internal and external costs.  All payments from Zenyaku are nonrefundable.  The collaborative arrangement was on a best-efforts basis, did not require scientific achievement as a performance obligation and provided for payment to be made when costs were incurred or services were performed.  The collaboration was terminated on January 7, 2016 pursuant to a termination notice from Zenyaku to the Company.

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

Results of Operations

Comparison of Three Months ended March 31, 2016 and 2015

The following table summarizes our revenues for the three months ended March 31, 2016 and 2015 (in thousands, except percentages)

	Three Months Ended March 31,
	2016	2015	$ Change	% Change
License Revenue	$139	$49	$90	184%
Collaborative Revenue	6	196	(190)	(97)%
Total Revenues	145	245	(100)	(41)%

We began to recognize revenues in 2015 as a result of the collaborative arrangement that we entered into with Zenyaku in December 2014 for the development of blisibimod.  During the three months ended March 31, 2016, we recorded $139,000 for the amortization of the license fee and $6,000 for the reimbursement of personnel expense.  The license fee from the collaborative arrangement was amortized over the period of performance (product development period) and recorded as license revenue while reimbursement for our personnel was recorded as collaborative revenue.  In September 2015, we received a termination notice from Zenyaku to terminate the collaborative arrangement, effective January 7, 2016.  Consequently, we revised the amortization period of our deferred revenue to correspond with the shortened collaboration period and have fully amortized our deferred revenue as of January 7, 2016.

The following table summarizes our research and development expenses for the three months ended March 31, 2016 and 2015 (in thousands, except percentages)

	Three Months Ended March 31,
	2016	2015	$ Change	% Change
Research and development expenses	$9,624	$5,995	$3,629	61%

Research and development expense increased during the three months ended March 31, 2016 from the same period in 2015 primarily due to higher clinical development expenses of $3.4 million to support our ongoing clinical programs and preparation for two a new Phase 3 studies, namely the SIMPLICITY study with Sollpura and the CHABLIS-7.5 study with blisibimod in severe lupus patients, and higher non-cash stock-based compensation expense of $0.2 million recognized during the first quarter of 2016 as result of a greater number of outstanding and unvested stock options.

The following table summarizes our general and administrative expenses for the three months ended March 31, 2016 and 2015 (in thousands, except percentages)

	Three Months Ended March 31,
	2016	2015	$ Change	% Change
General and administrative expenses	$2,238	$1,907	$331	17%

General and administrative expenses increased during the three months ended March 31, 2016 from the same period in 2015 primarily due to higher non-cash stock-based compensation expense of $0.4 million recognized during the three months ended March 31, 2016 as a result of a greater number of outstanding and unvested stock options.

Liquidity and Capital Resources

To date, we have funded our operations primarily through private placements of preferred stock and common stock, convertible debt, debt financings and public offerings of common stock, equity investment and cost reimbursement from a collaborative partner, and a research award from CFFT.  As of March 31, 2016, we had cash and cash equivalents of approximately $37.9 million.

Our principal liquidity requirements are primarily to meet our working capital needs, support ongoing business activities, research and development, and our capital expenditure needs.

In April 2013, we filed a universal shelf registration statement with the SEC on Form S-3 (File No. 333-187780) for the proposed offering from time to time of up to $100.0 million of our securities, including common stock, preferred stock, debt securities and/or warrants. As of March 31, 2016, there was $1.2 million available for future issuance under this shelf registration statement. This shelf registration statement was terminated on April 18, 2016 when our replacement shelf registration statement (described below) became effective.

On March 14, 2016, we filed a universal shelf registration statement with the SEC on Form S-3 (File No. 333-210166) for the proposed offering from time to time of up to $100.0 million of our securities, including common stock, preferred stock, debt securities and/or warrants. As of the date of this report there is a balance of $60.6 million available for future issuance under the registration statement.

On November 15, 2013, we entered into an At Market Issuance Sales Agreement (the “Cowen ATM Agreement”) with Cowen and Company, LLC (“Cowen”) under which we from time to time may offer and sell shares of our common stock, par value $0.001 per share, having an aggregate offering price of up to $25.0 million through Cowen, as agent.  As of March 31, 2016, we had sold $22.0 million in shares of common stock pursuant to the Cowen ATM Agreement.  On April 21, 2016, we terminated the Cowen ATM Agreement.

On April 21, 2016, we entered into an At Market Issuance Sales Agreement (“ATM Agreement”) with H.C. Wainwright & Co., LLC (“H.C. Wainwright”) under which we from time to time may offer and sell shares of our common stock, par value $0.001 per share, having an aggregate offering price of up to $25.0 million through H.C. Wainwright, as agent.

On March 12, 2015, we executed an equity purchase agreement Lincoln Park Capital Fund, LLC (“LPC”), pursuant to which we have the right, but not obligation, to sell to LPC up to an aggregate of $10.0 million in shares of common stock over a period of two years.  In July 2015, we amended the Purchase Agreement to reduce the amount available for purchase to $6.0 million.  During the quarter ended March 31, 2016, we sold $0.9 million in shares of common stock and issued 11,046 shares of common stock as commitment shares to LPC in lieu of cash commission.  On April 27, 2016, we amended the equity purchase agreement and increased the amount of common stock available for purchase to $15.0 million.

Based on the requirements of Form S-3, however, there are certain factors, such as volume of trading in our common stock and our stock price, which may limit the amount that can be raised in a short period of time through the Purchase Agreement and registration statements described above.

Cash Flows

Comparison of Three Months ended March 31, 2016 and 2015

Cash flows during the three months ended March 31, 2016 and 2015 consisted of the following (in thousands):

	Three Months Ended March 31,
	2016	2015
Net cash used in operating activities	$(10,704)	$(6,611)
Net cash provided by (used in) investing activities	—	(10)
Net cash provided by financing activities	1,630	45,630
Total	$(9,074)	$39,009

During the three months ended March 31, 2016 and 2015, our operating activities used cash of $10.7 million and $6.6 million, respectively, primarily resulting from our net losses and changes in our working capital accounts, adjusted for non-cash items including stock based compensation.

During the three months ended March 31, 2016, cash provided by financing activities was $1.6 million, which was driven by net proceeds received from the sale of stock to LPC pursuant to an equity purchase agreement and to Cowen pursuant to an at-the-market sales agreement.  During the same period in 2015, cash provided by financing activities was $45.6 million, which was driven by net proceeds of $11.6 million from the at-the-market sales agreement with Cowen, $26.9 million received from the sale of our common stock through a public offering and $7.0 million from the sale of our common stock to our former collaborative partner, Zenyaku.

Contractual Obligations and Commitments

We have lease obligations consisting of an operating lease for our operating facility that expires in September 2017.

The following table summarizes our estimated scheduled future minimum contractual obligations and commitments as of March 31, 2016 (in thousands):

	Payment Due by Period
Contractual Obligations	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Facility Lease	$232	$118	$—	$—	$350

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

Funding Requirements

To date, we have not generated any revenue from the commercial sales of our product candidates. We expect to incur substantial expenses and generate significant operating losses over the next several years as we continue to advance our product candidates into clinical studies and as we:

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

As of the filing of this report, we believe our existing cash, anticipated equity investment and access to the capital markets through an equity purchase agreement with LPC and our ATM program with H.C. Wainwright will enable us to meet our obligations and sustain our operations through at least the next 12 months.  However, we may require significant additional funds earlier than we currently expect to conduct additional or extended clinical studies and seek regulatory approval of our product candidates.  Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical studies.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. We are exposed to market risk related to fluctuations in interest rates, market prices, and foreign currency exchange rates. However, since a majority of our investments are in highly liquid money market funds, we do not believe we are subject to any material market risk exposure. As of March 31, 2016, we did not have any material derivative financial instruments. The fair value of our cash and cash equivalents was $37.9 million as of March 31, 2016.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Principal Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to that company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 13a-15(e), we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, our Chief Executive Officer and Principal Accounting Officer concluded that, as of March 31, 2016, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no other changes in our internal control over financial reporting during the most recent quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our ability to generate product revenue and achieve profitability depends on our ability, alone or with collaborators, to successfully complete the development of our product candidates, conduct clinical studies in patients, obtain the necessary regulatory approvals for our product candidates and commercialize any approved products.  Although we recognized collaborative revenues from our license agreement with Zenyaku in the three months ended March 31, 2016, we cannot guarantee we will recognize collaborative revenue in the future. For the three months ended March 31, 2016, we recognized collaborative revenue related to the amortization of upfront license fee and reimbursement for our internal full time equivalent (“FTE”) employee and certain research and development expenses by Zenyaku.  In September 2015, Zenyaku provided us a notice of its intent to terminate the Zenyaku Agreement, effective January 7, 2016.  The termination was “at will” and Zenyaku alleged no breach of the Zenyaku Agreement by us.  As a result of an early termination the Zenyaku Agreement, we do not expect to recognize revenues under the Zenyaku Agreement beyond January 2016.  We have not generated any revenue from our development-stage product candidates, and we do not know when, or if, we will generate any revenue. The commercial success of our development-stage product candidates will depend on a number of factors, including, but not limited to, our ability to:

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

We are highly dependent on Mr. Paul F. Truex, our Chief Executive Officer, Mr. Craig Thompson, our President and Chief Operating Officer, Dr. James Pennington, our Interim Chief Medical Officer, Dr. Chuck Olson, our Chief Technology Officer, and Ms. Klara Dickinson-Eason, our Chief Regulatory Officer, and the other principal members of our executive team. The loss of the services of any of these persons might impede the achievement of our research, development and commercialization objectives.  Recruiting and retaining qualified scientific personnel and possibly sales and marketing personnel will also be critical to our success.  We may not be able to attract and retain these personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific personnel from universities and research institutions. Failure to succeed in clinical studies may make it more challenging to recruit and retain qualified scientific personnel. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us.

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

We hold license rights to numerous United States, European (“EP”), and non-EP foreign patents and patent applications relating to blisibimod and liprotamase. Our liprotamase portfolio is made up of exclusively licensed patents and patent applications from Eli Lilly.  Our blisibimod portfolio is made up of exclusively and non-exclusively licensed patents and patent applications from Amgen, Inc.

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

The Hatch-Waxman Act provides for an extension of patent term for drug products for a period of up to five years to compensate for time spent in the regulatory approval process. Assuming we gain a five-year patent term extension for blisibimod and that we continue to have rights under our license agreement with respect to blisibimod, we would have exclusive patent rights to blisibimod’s U.S. new chemical entity patent until at least 2027. In Europe, similar legislative enactments allow patent terms in the European Union to be extended for up to five years through the grant of a Supplementary Protection Certificate. Assuming we gain a five-year extension for blisibimod and that we continue to have rights under our license agreement with respect to blisibimod, we would have exclusive patent rights to blisibimod’s European new chemical entity patents until 2027.

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

Our executive officers, directors and greater than 5% stockholders, in the aggregate, own approximately 27.26% of our outstanding common stock. As a result, such persons, acting together, will have the ability to influence our management and affairs and substantially all matters submitted to our stockholders for approval, including the election and removal of directors and approval of any significant transaction. These persons will also have the ability to influence our management and business affairs. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.

Future sales of our common stock may cause our stock price to decline.

As of March 31, 2016, there were 40,486,883 shares of our common stock outstanding. In addition, as of March 31, 2016, we had outstanding options and warrants to purchase 4,906,963 shares of our common stock that, if exercised, will result in these additional shares becoming available for sale. A large portion of these shares and outstanding equity awards are held by a small number of persons and investment funds. Sales by these stockholders or option holders of a substantial number of shares could significantly reduce the market price of our common stock. Moreover, certain holders of shares of common stock will have rights, subject to some conditions, to require us to file registration statements covering the shares they currently hold, or to include these shares in registration statements that we may file for ourselves or other stockholders.

We have registered or will register all common stock that we may issue under our 2013 Stock Option and Incentive Plan (the “2013 Plan”), our Amended and Restated 2010 Stock Option and Incentive Plan (the “2010 Plan”) and our Employee Stock Purchase Plan (the “ESPP”). As of March 31, 2016, an aggregate of 118,688 shares of our common stock have been reserved for future issuance under the 2013 Plan, plus any shares cancelled under our 2005 Equity Incentive Plan and 2010 Plan, and an aggregate of 87,179 shares of common stock have been reserved for future issuance under our ESPP. These shares can be freely sold in the public market upon issuance. If a large number of these shares are sold in the public market, the sales could reduce the trading price of our common stock.

In addition, we may sell shares of stock pursuant to an equity purchase agreement with LPC pursuant to which we have the right, but not the obligation, to sell to LPC up to an aggregate of $13.96 million of common stock until April 2017.  We may also sell shares of stock pursuant to an at-the-market sales agreement with H.C. Wainwright under which we may from time to time offer and sell up to $25.0 million shares of our common stock. Currently, no shares have been sold under this sales agreement. Finally, we maintain an effective shelf registration statement on Form S-3 with the SEC for the issuance and sale from time to time of up to approximately $60.6 million of our equity and debt securities.

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

As a public company, we incur significant legal, accounting and other expenses. In addition, our administrative staff are required to perform additional tasks. For example, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, as well as rules subsequently implemented by the SEC and The NASDAQ Global Market, impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. We must also bear all of the internal and external costs of preparing and distributing periodic public reports in compliance with our obligations under the securities laws.

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

3.4	Amended and Restated Bylaws, as amended on May 21, 2015 (filed as Exhibit 3.4 to the registrant’s Form 10-Q filed with the SEC on August 10, 2015 and incorporated herein by reference).

#10.1	Employment Offer Letter between the Company and Dr. James Pennington, dated as of April 1, 2016 (filed herewith).

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

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

 # Management contract or compensatory plan, contract or agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANTHERA PHARMACEUTICALS, INC.

May 10, 2016	By:	/s/ Paul F. Truex
Paul F. Truex
Chief Executive Officer

May 10, 2016	By:	/s/ May Liu
May Liu
Senior Vice President, Finance and Administration
(Principal Accounting Officer)