Form 10-Q
period 2016-06-30
Anthera Pharmaceuticals Inc
filed 2016-08-09
CIK 1316175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

–––––––––––––

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

As of July 31, 2016 the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 41,427,352

ANTHERA PHARMACEUTICALS, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2016

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ANTHERA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	June 30, 2016	December 31, 2015 (1)
ASSETS
Current assets:
Cash and cash equivalents	$28,500	$46,951
Accounts receivable	261	326
Prepaid expenses and other current assets	1,178	585
Total current assets	29,939	47,862
Property and equipment — net	778	263
TOTAL	$30,717	$48,125

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,228	$5,259
Accrued clinical expenses	4,199	1,377
Accrued liabilities	449	98
Accrued payroll and related costs	1,305	1,596
Deferred revenue – current	—	138
Total current liabilities	10,181	8,468
Total liabilities	10,181	8,468
Commitments and Contingencies (Note 6)
Stockholders’ equity:
Common stock, $0.001 par value, 100,000,000 shares authorized; 41,285,033 and 40,004,037 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	41	40
Additional paid-in capital	398,586	391,648
Accumulated deficit	(378,091)	(352,031)
Total stockholders’ equity	20,536	39,657
TOTAL	$30,717	$48,125

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

(1) Derived from audited Financial Statements.

ANTHERA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
REVENUES:
License fee revenue	$—	$146	$139	$195
Collaborative revenue	—	143	6	339
Total revenues	—	289	145	534
OPERATING EXPENSES:
Research and development	$11,966	$8,539	$21,590	$14,534
General and administrative	2,576	1,696	4,814	3,603
Research award	(261)	(1,100)	(261)	(1,100)
Total operating expenses	14,281	9,135	26,143	17,037
LOSS FROM OPERATIONS	(14,281)	(8,846)	(25,998)	(16,503)
OTHER INCOME (EXPENSE):
Other income (expense)	(53)	(49)	(62)	(52)
NET LOSS	$(14,334)	$(8,895)	$(26,060)	$(16,555)
Net loss per share—basic and diluted	$(0.35)	$(0.25)	$(0.64)	$(0.52)
Weighted-average number of shares used in per share calculation—basic and diluted	41,032,544	35,817,794	40,541,219	31,729,152

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ANTHERA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2016	2015
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(26,060)	$(16,555)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	146	140
Stock-based compensation expense	2,557	1,183
Changes in assets and liabilities:
Accounts receivable	65	(551)
Prepaid expenses and other assets	(593)	(275)
Accounts payable	(1,031)	3,049
Accrued clinical expenses	2,822	385
Accrued liabilities	352	76
Accrued payroll and related costs	(151)	(9)
Deferred revenue	(138)	(195)
Net cash used in operating activities	(22,031)	(12,752)
INVESTING ACTIVITIES:
Property and equipment purchases	(662)	(80)
Net cash used in investing activities	(662)	(80)
FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of offering costs	3,947	38,469
Proceeds from issuance of common stock to Zenyaku Kogyo Co., Ltd.	—	7,000
Proceeds from issuance of common stock pursuant to exercise of stock options	295	179
Net cash provided by financing activities	4,242	45,648
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(18,451)	32,816
CASH AND CASH EQUIVALENTS — Beginning of period	46,951	2,639
CASH AND CASH EQUIVALENTS — End of period	$28,500	$35,455

SUPPLEMENTAL CASH DISCLOSURES OF CASH FLOW INFORMATION
Non-cash financing activities:
Issuance of common stock in the form of a waiver of a fee otherwise payable to Amgen under the Amgen Agreement	$—	$1,000
Issuance of common stock as a commitment fee pursuant to an equity purchase agreement	$76	$60

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ANTHERA PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization

Anthera Pharmaceuticals, Inc. (the “Company” or “Anthera”) is a biopharmaceutical company focused on advancing the development and commercialization of innovative medicines that benefit patients with unmet medical needs. The Company currently has two compounds in development, liprotamase, also known as Sollpura™,  and blisibimod. The Company licensed liprotamase from Eli Lilly & Co (“Eli Lilly”) in July 2014. Liprotamase is a novel non-porcine investigational Pancreatic Enzyme Replacement Therapy (“PERT”) intended for the treatment of patients with Exocrine Pancreatic Insufficiency (“EPI”), often seen in patients with cystic fibrosis and other conditions. The Company licensed blisibimod from Amgen, Inc. (“Amgen”) in December 2007. Blisibimod targets B-cell activating factor (“BAFF”) which has been shown to be elevated in a variety of B-cell mediated autoimmune diseases, including systemic lupus erythematosus (“SLE”), or lupus, Immunoglobulin A nephropathy, or IgA nephropathy, lupus nephritis, and others.

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

To fully execute its business plan, the Company will need to complete certain research and development activities and clinical studies. Further, the Company’s product candidates will require regulatory approval prior to commercialization. These activities may span many years and require substantial capital to complete and may ultimately be unsuccessful. Any delays in completing these activities could adversely impact the Company. The Company will need substantial additional financing to continue development of its product candidates, obtain regulatory approvals, and prepare for commercial readiness if the clinical trials are successful; such financing may not be available on terms favorable to the Company, if at all. If adequate funds are not available, the Company may be required to delay, reduce the scope of, or eliminate one or more of its clinical trials.   The Company plans to meet its capital requirements primarily through future partnerships, issuances of equity securities, debt financing, and in the longer term, revenue from product sales. Failure to generate revenue or raise additional capital would adversely affect the Company’s ability to achieve its intended business objectives.

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for Quarterly Reports on Form 10-Q and do not contain all of the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. The accompanying unaudited Condensed Consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 14, 2016. In the opinion of management, the accompanying unaudited Condensed Consolidated financial statements reflect all adjustments, which include only normal recurring adjustments necessary to present fairly the Company’s interim consolidated financial information. The results for the three and six months ended June 30, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016 or for any other period. The consolidated balance sheet as of December 31, 2015 has been derived from the audited financial statements as of that date but it does not include all of the information and notes required by U.S. GAAP.

The Company has evaluated events and transactions subsequent to the balance sheet date and has disclosed all events or transactions that occurred subsequent to the balance sheet date but prior to filing this Quarterly Report on Form 10-Q that would require recognition or disclosure in the unaudited Condensed Consolidated Financial Statements.

Use of Estimates

The preparation of these condensed consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, expenses and related disclosures. On an ongoing basis, management evaluates its estimates, including critical accounting policies or estimates related to clinical trial accruals,   tax provision, and stock-based compensation. The Company bases its estimates on historical experience and on various other market specific and other relevant assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ significantly from these estimates.

Recent Accounting Pronouncements

In September 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as Going Concern (“ASU 2014-15”). ASU 2014-15 defines when and how companies are required to disclose going concern uncertainties, which must be evaluated each interim and annual period. Specifically, the ASU requires management to determine whether substantial doubt exists regarding the entity’s going concern presumption. Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become within one year after the financial statements are issued (or available to be issued). If substantial doubt exists, certain disclosures are required; the extent of those disclosures depends on an evaluation of management’s plans (if any) to mitigate the going concern uncertainty. The guidance is effective for fiscal years ending after December 15, 2016 and for interim periods thereafter. The Company does not expect the adoption of this guidance to materially affect its consolidated financial statements.

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

For the three and six months ended June 30, 2016 and 2015, the Company recognized approximately $0.3 million and $1.1 million, respectively, from CFFT in connection with achieving certain milestones specified in the award agreement and included it as part of operating expense.   As of June 30, 2016, there was $100,000 remaining under the research award.

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

The following table summarizes the Company’s calculation of net loss per common share (in thousands except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net loss per share
Numerator
Net loss	$(14,334)	$(8,895)	$(26,060)	$(16,555)
Denominator
Weighted average common shares outstanding	41,032,544	35,817,794	40,541,219	31,729,152
Basic and diluted net loss per share	$(0.35)	$(0.25)	$(0.64)	$(0.52)

 As the Company incurred net losses for all of the periods presented, the following outstanding potentially dilutive securities were excluded from the computation of diluted net loss per share, as the effect of including them would have been antidilutive:

	As of June 30,
	2016	2015
Options to purchase common stock	5,880,160	3,482,848
Warrants to purchase common stock	40,178	556,838
Restricted Stock Units	—	937
Total	5,920,338	4,040,623

5. FAIR VALUE OF FINANCIAL INSTRUMENTS

Pursuant to the accounting guidance for fair value measurement and its subsequent updates, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date. The accounting guidance establishes a hierarchy for inputs used in measuring fair value that minimizes the use of unobservable inputs by requiring the use of observable market data when available. Observable inputs are inputs that market participants would use in pricing the asset or liability based on active market data. Unobservable inputs are inputs that reflect the assumptions market participants would use in pricing the asset or liability based on the best information available in the circumstances
The fair value hierarchy is broken down into the three input levels summarized below:

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

The following tables present the Company’s fair value hierarchy for all its financial assets (including those in cash and cash equivalents), in thousands, by major security type measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016
	Estimated Fair Value	Level 1	Level 2	Level 3
Money market funds	$24,773	$24,773	$—	$—

	December 31, 2015
	Estimated Fair Value	Level 1	Level 2	Level 3
Money market funds	$45,156	$45,156	$—	$—

There were no transfers between Level 1, Level 2 or Level 3 for the six months ended June 30, 2016 and year-ended 2015.

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

On July 11, 2014, the Company and Eli Lilly and Company (“Eli Lilly”) entered into a worldwide, exclusive license agreement (the “Lilly Agreement”), to develop and commercialize liprotamase, a Phase 3 novel investigational Pancreatic Enzyme Replacement Therapy (“PERT”), for the treatment of patients with Exocrine Pancreatic Insufficiency, or EPI, often seen in patients with cystic fibrosis and other conditions. Under the terms of the Lilly Agreement, the Company was not required to make any up-front payment but is obligated to make milestone payments of up to up to $33.5 million for capsule products and $9.5 million for reformulated products upon the achievement of certain regulatory and commercial sales milestones, none of which have been achieved as of June 30, 2016.  In addition, after sales of the licensed products exceed an aggregate of $100.0 million in the United States, the Company is obligated to pay tiered royalties on future net sales of products, ranging from the single digits to the mid-teens, that are developed and approved as defined in the Lilly Agreement. The Company’s royalty obligations as to a particular licensed product will be payable, on a licensed product-by-licensed product basis, for the longer of (a) the date of expiration of the last to expire valid claim within the licensed patents that covers the manufacture, use or sale, offer to sell, or import of such licensed product by the Company or a sublicense in such country, or (b) 12 years after the first commercial sale of the applicable licensed product in the applicable country.

See Note 3 – “Research Award” for discussion of commitments and contingencies associated with the research award received from the CFFT.

7. STOCKHOLDERS’ EQUITY

Preferred Stock

The Company’s Fifth Amended and Restated Certificate of Incorporation designates 5,000,000 shares of the Company’s capital stock as undesignated preferred stock.  There were no preferred shares issued or outstanding as of June 30, 2016.

Common Stock

On March 14, 2016, the Company filed a universal shelf registration statement with the SEC on Form S-3 (File No. 333-210166) for the proposed offering from time to time of up to $100.0 million of its securities, including common stock, preferred stock, debt securities and/or warrants. As of the date of this report, there is a balance of $60.6 million available for future issuance.

On November 15, 2013, the Company entered into an at-the-market sales agreement (the “Cowen ATM Agreement”) with Cowen and Company, LLC (“Cowen”) under which the Company from time to time was able to  offer and sell shares of its common stock, par value $0.001 per share, having an aggregate offering price of up to $25.0 million through Cowen, as agent.  For the three and six months ended June 30, 2016, the Company sold $1.6 million and $2.5 million, respectively, in shares of common stock pursuant to the Cowen ATM Agreement.  The Cowen ATM Agreement was terminated on April 21, 2016.

On April 21, 2016, the Company entered into an at-the-market sales agreement with H.C. Wainwright (the “H.C. Wainwright ATM Agreement”) under which the Company from time to time may offer and sell shares of its common stock, par value $0.001 per share, having an aggregate offering price of up to $25.0 million through H.C. Wainwright, as agent.  For the three and six months ended June 30, 2016, the Company sold $0.7 million in shares of common stock pursuant to the H.C. Wainwright ATM Agreement, leaving a balance of $24.3 million available for future sale pursuant to the H.C. Wainwright ATM Agreement as of June 30, 2016.

On March 12, 2015, the Company executed an equity purchase agreement with LPC, pursuant to which the Company has the right, but not the obligation, to sell to LPC up to an aggregate of $10.0 million in shares of common stock over a period of two years.  In July 2015, the Company amended the equity purchase agreement to reduce the amount available for purchase to $6.0 million.   On April 27, 2016, the Company amended the equity purchase agreement and increased the amount of common stock available for purchase to $15.0 million.  For the three and six months ended June 30, 2016, the Company sold approximately $0.2 million and $1.0 million in shares of common stock, respectively, pursuant to the equity purchase agreement, leaving a balance of $14.0 million available for future sales as of June 30, 2016.

Warrants

In March 2011, the Company issued a seven-year warrant to purchase 40,178 shares of the Company’s common stock at an exercise price of $48.00 per share. The warrant was immediately exercisable and expires in March 2018. As of June 30, 2016, the warrant remained outstanding and exercisable.

8.  SHARE-BASED COMPENSATION PLANS

2013 Plan

On March 25, 2013, the Company’s board of directors adopted the 2013 Stock Option and Incentive Plan (the “2013 Plan”), which was also approved by the Company’s stockholders at its annual general meeting on May 16, 2013. The Company initially reserved 1,750,000 shares of its common stock for the issuance of awards under the 2013 Plan, plus all shares remaining available for grant under the Company’s 2010 Stock Option and Incentive Plan (the “2010 Plan”), plus any additional shares returned under the 2010 Plan or 2013 Plan as a result of the cancellation, forfeiture or other termination (other than by exercise) of awards issued pursuant to the 2010 Plan  or 2013 Plan, subject in all cases to adjustment including reorganization, recapitalization, reclassification, stock dividend, stock split, reverse stock split or other similar change in the Company’s capital stock. In May 2015, the Company’s shareholders approved an additional 1,790,818 shares of its common stock for issuance under the 2013 Plan.  In April 2016, the Company’s shareholders approved an additional 1,600,000 shares of its common stock for issuance under the 2013 Plan.  Of the shares of common stock reserved for issuance under the 2013 Plan, no more than 750,000 shares will be issued to any individual participant as incentive options, non-qualified options or stock appreciation rights during any calendar year. The 2013 Plan permits the granting of incentive and non-statutory stock options, restricted and unrestricted stock awards, restricted stock units, stock appreciation rights, performance share awards, cash-based awards and dividend equivalent rights to eligible employees, directors and consultants. The option exercise price of an option granted under the 2013 Plan may not be less than 100% of the fair market value of a share of the Company’s common stock on the date the stock option is granted. Options granted under the 2013 Plan have a maximum term of 10 years and generally vest over four years. In addition, in the case of certain large stockholders, the minimum exercise price of incentive options must equal 110% of fair market value on the date of grant and the maximum term is limited to five years. Subject to overall Plan limitations, the maximum aggregate number of shares of common stock that may be issued in the form of incentive options shall not exceed 6,250,000 shares of common stock.  The 2013 Plan does not allow the option holders to exercise their options prior to vesting.

The terms of awards granted during the three and six months ended June 30, 2016 and the method for determining the grant date fair value of the awards were consistent with those described in the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

The following table summarizes stock option activity for the six months ended June 30, 2016 (in thousands except share and per share information):

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Balance at December 31, 2015	4,255,981	$4.78	8.44	$4,323
Granted	2,180,322	$3.55
Exercised	(111,765)	$2.21
Cancelled and expired	(354,378)	$4.53
Forfeited	(90,000)	$9.48
Balance at June 30, 2016	5,880,160	$4.32	8.10	$1,551
Exercisable at June 30, 2016	2,478,736	$4.56	6.61	$713

The intrinsic value of stock options represents the difference between the exercise price of stock options and the market price of our stock on that day for all in-the-money options. As of June 30, 2016, there was $10.2 million of total unrecognized compensation expense related to stock options and is expected to be amortized on a straight-line basis over a weighted-average remaining period of 2.76 years.

The assumptions used in the Black-Scholes option-pricing model to value stock options are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Expected Volatility	98%	97%	98%	95%
Dividend Yield	0%	0%	0%	0%
Risk-Free Interest Rate	1.32%	1.52%	1.49%	1.63%
Expected Term (years)	5.86	5.59	5.92	5.76
Weighted-average fair value per option	$2.74	$4.18	$2.69	$3.02
Fair value of awards vested	$894	$398	$2,978	$1,711

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Expected Volatility	88%	52%	88%	52%
Dividend Yield	0%	0%	0%	0%
Risk-Free Interest Rate	0.24%	0.06%	0.24%	0.06%
Expected Term (years)	0.50	0.50	0.50	0.50

Stock-Based Compensation Expense

Total stock-based compensation expense, including expense recorded for the ESPP, was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Research and development	$448	$240	876	$442
General and administrative	991	440	1,681	741
Total stock-based compensation	$1,439	$680	$2,557	$1,183

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

Overview

Anthera Pharmaceuticals, Inc. is a biopharmaceutical company focused on advancing the development and commercialization of innovative medicines that benefit patients with unmet medical needs. We currently have two compounds in development, liprotamase and blisibimod.  We licensed liprotamase from Eli Lilly & Co (“Eli Lilly”) in July 2014.  Liprotamase is a novel non-porcine investigational Pancreatic Enzyme Replacement Therapy (“PERT”) intended for the treatment of patients with Exocrine Pancreatic Insufficiency (“EPI”), often seen in patients with cystic fibrosis and other conditions.  We licensed blisibimod from Amgen, Inc. (“Amgen”) in December 2007.  Blisibimod targets B-cell activating factor (BAFF), which has been shown to be elevated in a variety of B-cell mediated autoimmune diseases, including systemic lupus erythematosus (“SLE”), or lupus, Immunoglobulin A nephropathy, or IgA nephropathy, lupus nephritis, and others.

We were incorporated in September 2004.  We have devoted substantially all of our resources to research and development of our product candidates. We have not generated any revenue from the commercial sales of our product candidates, and since inception we have funded our operations through equity offerings, private placements of convertible debt, debt financings, equity investment and cost reimbursement from a former collaborative partner, Zenyaku Kogyo Co., Ltd (“Zenyaku”), and a research award from Cystic Fibrosis Foundation Therapeutics Incorporated ("CFFT").  We will need substantial additional financing to continue development of our product candidates, obtain regulatory approvals, prepare for commercial readiness, and fund operating expenses, which we will seek to raise through public or private equity or debt financings, collaborative or other arrangements with third parties or through other sources of financing. We cannot assure that such funds will be available on terms favorable to us, if at all. In addition to the normal risks associated with drug development companies, we may never successfully complete development of our product candidates, obtain adequate patent protection for our technology, obtain necessary government regulatory approval for our product candidates or achieve commercial viability for any approved product candidates.  In addition, we may not be profitable even if we succeed in commercializing our product candidates.

In December 2014, we entered in an exclusive license agreement with Zenyaku for the development and commercialization of blisibimod in Japan and potentially other countries throughout Asia.  In September 2015, Zenyaku provided us a notice of its intent to terminate the Zenyaku Agreement, effective January 7, 2016 (“Termination Notice”).  The termination was “at will” and Zenyaku alleged no breach of the Zenyaku Agreement by us.  There are no termination penalties incurred by us in connection with the early termination of the Zenyaku Agreement by Zenyaku.  As a result of the early termination of the Zenyaku Agreement, will not  recognize revenues under the Zenyaku Agreement beyond January 2016.  In addition, we regained full worldwide rights for blisibimod and we are actively pursuing partnerships with pharmaceutical and biotechnology companies to further advance the development of blisibimod globally.

In March 2015, we received a research award of up to $3 million from CFFT for our development of liprotamase.  We retain the right to develop and commercialize liprotamase and will owe royalties to CFFT on net sales of any drug candidate approved and commercialized under the collaboration. The funding is to be disbursed by CFFT to us upon our achievement of milestones specified in the agreement.  As of June 30, 2016, there was $0.1 million remaining under the award agreement.  At our discretion, we may choose to fund a particular stage of the liprotamase development plan without CFFT funds.  Any CFFT funds not expended on the development program of liprotamase must be returned to CFFT and, upon such return, the amounts of such returned funds will not be included as part of the research award for the purpose of calculating royalties or other amounts owed by us to CFFT.  To the extent CFFT provides or makes available any information, expertise, know-how or other intellectual property related to cystic fibrosis or the treatment, prevention or cure thereof (“CFFT Know-How”) to us, CFFT grants to us a non-exclusive, transferrable, sublicensable, worldwide rights and license under all of CFFT’s rights in such CFFT Know-How to assist us to research, develop, commercialize, make or have made, use, sell, have sold, offer for sale, import, export and otherwise exploit the product.

Our Phase 3 Development of Liprotamase in EPI

We initiated the SOLUTION study in the third quarter of 2015.  SOLUTION is a Phase 3, randomized, open-label, assessor-blind, non-inferiority, active-comparator study evaluating the efficacy and safety of liprotamase in patients with cystic fibrosis-related exocrine pancreatic insufficiency. This pivotal study, planned for 126 patients in North America, Europe and Israel is intended to evaluate the non-inferiority of liprotamase compared with another commercially available PERT in a population enriched for PERT responders.  We closed screening in the SOLUTION study in the second quarter of 2016 and expect the study to become fully enrolled in the third quarter of 2016 in the United States.  A second, smaller Phase 3 study, SIMPLICITY, in younger pediatric subjects was initiated in the second quarter of 2016.  The SIMPLICITY study uses sachets containing a formulation of liprotamase powder for oral solution for ease of administration, and will enroll approximately 46 patients.  We believe the SOLUTION and SIMPLICITY studies may offer a number of potential opportunities for differentiation versus the currently marketed PERTs, including:

•	use of biotechnology-derived high-purity enzymes that are produced by fermentation processes rather than from mammalian organs which carry a label warning for viral transmission;

•	use of a novel chemically modified lipase drug substance that provides resistance to degradation;

•	a formulation containing an appropriate ratio of the three digestive enzymes (lipase, protease and amylase) to potentially maximize relative activity while minimizing the potential for adverse events, such as fibrosing colonopathy;

•	a capsule formulation using known excipients that provide lower pill burden and good delivery performance. The pure, high-activity enzyme constituents, and absence of bulky enteric coating give rise to smaller, easy-to-swallow capsules with good disintegration once swallowed, and adequate storage stability compared with porcine PERTs of an equivalent lipase unit dose strength; and

•	a sachet formulation containing liprotamase power for oral solution that can be easily dissolved into water or apple juice, and may provide patients, especially young pediatric patients, with an easy-to-swallow dosing option.

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

CHABLIS-SC1 is a Phase 3, multicenter, randomized, double-blind, placebo-controlled study designed to evaluate the efficacy, safety, tolerability and immunogenicity of blisibimod in patients with seropositive, clinically-active lupus (SELENA-SLEDAI ≥ 10) who require corticosteroid therapy in addition to standard-of-care for treatment of their disease.  The study was designed to randomize approximately 400 patients to receive either 200mg of blisibimod or placebo in addition to their standard-of-care medication for 52 weeks in Asia, Europe, and Latin America.  We reached the enrollment target in June 2015.  Topline data is expected in the beginning of the fourth quarter of 2016 after the last enrolled patient completes 52 weeks of treatment.  The primary endpoint of the CHABLIS-SC1 will be clinical improvement in the SRI-6 response at 52 weeks. Key secondary outcomes from the study, including SRI-8, reduction in the number of lupus flares and steroid use, are intended to further differentiate blisibimod from currently available therapies. To date, enrolled patient demographics and disease characteristics for the CHABLIS-SC1 study are consistent with our goal to enroll patients with higher levels of lupus activity and positive biomarkers despite the stable use of corticosteroids. These characteristics were associated with improved outcomes in both our previous Phase 2 clinical study as well as in large Phase 3 studies conducted with other BAFF-inhibitors, belimumab (Benlysta) and tabalumab.

We believe the CHABLIS development program for blisibimod may offer a number of potential opportunities for differentiation versus the currently marketed BAFF antagonist and other novel B-cell directed therapies, including:

•	clinical differentiation:

➢	potential for improved clinical response due to selection of patients with high disease activity and use of steroid therapy;

➢	an improved clinical efficacy endpoint which requires a larger six-point reduction in the SELENA-SLEDAI;

➢	potential for earlier onset of clinical benefit by allowing earlier steroid taper and restriction of background medications;

➢	potential to demonstrate reductions in lupus flares;

•	mechanism of action, Blisibimod is able to inhibit the activity of both membrane-bound and soluble BAFF;

•	potential labeling differentiation: A second study (CHABLIS-7.5) will also aim to enroll patients with positive serology and low complement; as well as assess the ability to reduce background corticosteroid medication usage;

•	manufacturing: Blisibimod’s novel molecular structure, comprised of 2 identical peptide chains assembled into a covalent dimer, confers manufacturing benefits and lower cost of goods through a bacterial fermentation manufacturing process;

•	structure: Blisibimod’s 4 BAFF binding domains, compared to the typical 2 domains in a monoclonal antibody give rise to a 350-fold higher affinity for blisibimod (1 picomolar affinity) compared with the reported affinity for the anti-BAFF monoclonal antibody, belimumab (Benlysta); and

•	fully human IgG1 Fc domain confers acceptable pharmacokinetic properties to potentially support once-weekly dosing.

An independent Data Safety Monitoring Board (“DSMB”) meets regularly over the course of the development program to assess patient safety. During these regular meetings, the DSMB reviews un-blinded safety data which includes adverse events, suspected unexpected serious adverse reactions or SUSARs, deaths, laboratory data, and withdrawal data and compares trends between treatments.  After the most recent scheduled meeting in June 2016, the DSMB recommended continuing the CHABLIS-SC1 and BRIGHT-SC clinical studies.

In February 2015, an interim analysis of CHABLIS-SC1 was conducted by an independent un-blinded statistician, who evaluated at a pre-specified time point, the proportion of responders to the systemic lupus erythematous SRI-6 responder index, and recommended the study continue to completion as planned.  This futility analysis was not intended to provide any rules for stopping for overwhelming efficacy, for a change in study sample size, or for an alteration of the study design.  Rather, the analysis suggested that the observed data conformed with the assumptions upon which the trial was designed.  The SRI-6 is a recognized endpoint by the  FDA for a previously approved therapeutic.  In addition to serving as a registration study for a potential lupus indication, observations in this study are intended to be included in marketing applications for blisibimod in IgA nephropathy and other indications.

A second Phase 3 study, CHABLIS-7.5, is a multicenter randomized, double-blind, placebo-controlled study designed to evaluate the efficacy, safety, tolerability and immunogenicity of blisibimod in patients with seropositive, low complement 3 and 4, clinically-active lupus (SELENA-SLEDAI ≥ 10) who require corticosteroid therapy in addition to standard-of-care for treatment of their disease.  We initiated screening into the CHABLIS-7.5 study in June 2016. We expect approximately 350 patients to participate in the CHABLIS-7.5 study.  The study’s name emphasizes the intent to reduce background corticosteroid medication to ≤7.5 mg prednisone in order to mitigate the risks associated with long-term steroid medication.  This study will evaluate the effect of blisibimod on top of standard-of-care medication in patients with severe, seropositive SLE that is inadequately controlled with corticosteroids.  Patient eligibility for this study is informed by responder traits identified in the Phase 2 trial with blisibimod as well as the large Phase 3 programs with other BAFF inhibitors, belimumab and tabalumab.   These two pivotal studies are anticipated to form the basis of submission for blisibimod as a treatment for active SLE that is not controlled by standard-of-care medication, including corticosteroids.

Two articles  regarding the effects of blisibimod in lupus were published in the second quarter of 2016.  The first, authored by Professor Michele Petri of, Johns Hopkins University, summarized the observed improvements in patient-reported fatigue in patients with lupus enrolled in the Phase 2b PEARL-SC clinical trial (published in Lupus, June 26 2016).  The second article, authored by Dr. Morton Scheinberg reviewed the nonclinical, pharmacokinetic and clinical research findings related to blisibimod, and provided insight into the trial design and enrollment characteristics of patients in the Phase 3 CHABLIS-SC trial (published in Expert Opinion on Biological Therapy, 16:5, 723-733, April 2016).

Our Phase 2 Development of Blisibimod for in IgA Nephropathy

The BRIGHT-SC study is a Phase 2 multicenter, randomized, double-blind, placebo-controlled study to evaluate the efficacy, safety, tolerability and immunogenicity of blisibimod in IgA nephropathy. Enrollment criteria are biopsy-proven IgA nephropathy and proteinuria greater than one gram per 24 hours (1g/24hr).  Patients must be receiving standard of care medication including angiotensin converting enzyme inhibitors and angiotensin receptor blockers. The BRIGHT-SC study was initiated in the second quarter of 2013. Patients enrolled in the BRIGHT-SC study receive 300mg weekly blisibimod or placebo subcutaneously during the first 8 weeks of therapy, the induction phase, followed by a minimum of 24 weeks of 200mg weekly blisibimod or placebo, the maintenance phase. The BRIGHT-SC clinical study has enrolled patients in Southeast Asia, and the European Union (“EU”).

In September 2013, we met with the FDA who agreed to consider accepting proteinuria as an endpoint for Subpart E accelerated approval for blisibimod in IgA nephropathy. In April 2014, we met with the Japan Pharmaceuticals and Medical Devices Agency (“PMDA”) to discuss our registration program for blisibimod in IgA nephropathy. In this meeting we gained the PMDA’s agreement on the acceptability of proteinuria as the primary efficacy endpoint to support marketing approval in Japan and have amended the BRIGHT-SC study to include the specific data requirements of the PMDA.  In December 2014 we met with the European Medicines Agency (“EMA”) as part of the scientific advice process for blisibimod.  We reached an agreement with the EMA on the acceptability of proteinuria as the primary efficacy variable as well as the requirement for a single study in support a Conditional Marketing Authorization Application (“CMAA”) provided that confirmatory evidence from a second study would be available post approval.  The EMA also recommended the protocol to collect information on the recommended duration of treatment, duration of response and need for re-treatment.

In March 2015, an interim futility analysis of BRIGHT-SC study was conducted by an independent unblinded statistician, who evaluated several important biomarkers of renal disease in patients who had completed at least 8 weeks of treatment and recommended the study continue to completion as planned.

In June 2016, interim data from the BRIGHT-SC study, which enrolled 57 patients, showed a tendency toward lower proteinuria in blisibimod versus placebo treated patients. While the numerical reduction in proteinuria in blisibimod versus placebo treated patients at week 24 in the BRIGHT-SC study did not meet the predefined statistical primary endpoint of complete or partial response, longer-term data from the study demonstrated an increasingly large separation in proteinuria favoring the blisibimod treated arm compared to the placebo. Additionally, secondary biomarker data from the study, including changes in total B cell counts and changes in immunoglobulins IgA, IgG, and IgM, were highly consistent with previous studies with blisibimod and demonstrated marked reduction after 8 weeks on study.  As a result of the increasing proteinuria effect after 24-weeks of dosing, and the demonstration of blisibimod’s effect on immunological markers relevant to IgA nephropathy including reductions of B cells, and immunoglobulins including IgA, IgG and IgM, we elected to continue the study until the last subject completes 48 weeks of observation.

Effects of blisibimod on proteinuria in subjects with IgA nephropathy enrolled in the Phase 2 BRIGHT-SC Study

Mean protein:creatinine ratio
Mean PCR
Study Week
Mean time-average proteinuria
Mean time-average proteinuria
Time at start of interval (month)
Blisibimod
Placebo

Mean Protein:Creatinine ratio															
Week	0	1	4	8	12	16	20	24	36	48	60	72	84	96	108
N (blisibimod)	30	30	30	28	28	28	28	27	23	20	16	15	12	8	5
N (placebo)	27	26	25	24	23	24	22	22	15	13	12	10	8	4	3

We currently plan to conduct an additional analysis in the fourth quarter of 2016 when all of the enrolled subjects have completed a minimum of 48 weeks of treatment.

Revenue

We have not generated any revenue from the commercial sales of our product candidates since our inception and do not expect to generate any revenue from the commercial sales of our product candidates in the near term.  However, as a result of the collaborative arrangement that we entered into with Zenyaku in December 2014 for the development of blisibimod, we began recognizing license fee revenue and collaborative revenue in 2015.  The license fee revenue from the collaborative arrangement with Zenyaku was initially amortized as revenue over the performance obligation period (product development period) while reimbursement for our FTEs was recorded as collaborative revenues as incurred.  In September 2015, we received the Termination Notice from Zenyaku to terminate the collaborative arrangement, effective January 7, 2016.  Consequently, we revised the amortization period of our deferred revenue to correspond with the shortened collaboration period and have fully amortized our deferred revenue as of January 7, 2016.

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

The following table shows our total research and development expenses for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015		2016	2015
Allocated costs:
Liprotamase	$6,805	$804		$11,131	$1,418
Blisibimod	3,386	6,524	(1)	7,069	10,702	(1)
Unallocated costs	1,775	1,211		3,390	2,414
Total research and development expenses	$11,966	$8,539		$21,590	$14,534

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

None of our product candidates has received FDA or foreign regulatory marketing approval. In order to grant marketing approval, the FDA or foreign regulatory agencies must conclude that clinical data establish the safety and efficacy of our product candidates and that the manufacturing facilities, processes and controls are adequate. Despite our efforts, our product candidates may not offer therapeutic or other improvement over existing, comparable drugs, be proven safe and effective in clinical studies, or meet applicable regulatory standards.

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

The deliverables under the Zenyaku agreement had been determined to be a single unit of accounting and as such any license fee revenues received were recorded as deferred revenue and recognized ratably over the term of the estimated performance period under the agreement, which was the product development period.  As a result of an early termination of the Zenyaku agreement, the Company revised the amortization period of its deferred revenue to correspond with the shortened collaboration period in the third quarter of 2015 and had fully amortized its deferred revenue as of January 7, 2016.

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

Accrued Clinical Expense

We make estimates of our accrued clinical expenses as of each balance sheet date in our consolidated financial statements based on facts and circumstances known to us at that time. This process involves reviewing open contracts and purchase orders, communicating with our applicable personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of actual cost. The majority of our service providers invoice us at least monthly in arrears for services performed. We periodically confirm the accuracy of our estimates with the service providers and make adjustments if necessary. Examples of estimated accrued clinical expenses include:

•	fees paid to CROs in connection with clinical studies;

•	fees paid to investigative sites in connection with clinical studies;

•	fees paid to contract manufacturers in connection with the production of clinical study materials; and

•	fees paid to vendors in connection with non-clinical development activities.

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

Results of Operations

Comparison of Three Months ended June 30, 2016 and 2015

The following table summarizes our revenues for the three months ended June 30, 2016 and 2015 (in thousands, except percentages)

	Three Months Ended June 30,
	2016	2015	$ Change	% Change
License fee revenue	$—	$146	$(146)	(100)%
Collaborative revenue	—	143	(143)	(100)%
Total revenues	$—	$289	$(289)	(100)%

We began to recognize revenues in 2015 as a result of the collaborative arrangement that we entered into with Zenyaku in December 2014 for the development of blisibimod.   The license fee from the collaborative arrangement was amortized over the period of performance (product development period) and recorded as license revenue while reimbursement for our personnel was recorded as collaborative revenue.  In September 2015, we received a termination notice from Zenyaku to terminate the collaborative arrangement, effective January 7, 2016.  Consequently, we revised the amortization period of the license fee revenue to correspond with the shortened collaboration period and have fully amortized the license fee revenue as of January 7, 2016.

The following table summarizes our research and development expenses for the three months ended June 30, 2016 and 2015 (in thousands, except percentages)

	Three Months Ended June 30,
	2016	2015	$ Change	% Change
Research and development expenses	$11,966	$8,539	$3,427	40%

Research and development expense increased during the three months ended June 30, 2016 from the same period in 2015 primarily due to higher clinical development expenses of $2.8 million to support our ongoing clinical programs, the acceleration of enrollment in our SOLUTION clinical study, the initiation of  two new Phase 3 studies, namely the SIMPLICITY study with liprotomase in sachet formulation and the CHABLIS-7.5 study with blisibimod in severe lupus patients, and manufacturing costs associated with Sollpura™.

The following table summarizes our general and administrative expenses for the three months ended June 30, 2016 and 2015 (in thousands, except percentages)

	Three Months Ended June 30,
	2016	2015	$ Change	% Change
General and administrative expenses	$2,576	$1,696	$880	52%

General and administrative expenses increased during the three months ended June 30, 2016 from the same period in 2015 primarily due to higher non-cash stock-based compensation expense of $0.6 million recognized during the three months ended June 30, 2016 as a result of a greater number of unvested stock options.

Comparison of the six months ended June 30, 2016 and 2015

Revenues

	Six Months Ended June 30,
	2016	2015	$ Change	% Change
License fee revenue	$139	$195	$(56)	(29)%
Collaborative revenue	6	339	(333)	(98)%
Total revenues	$145	$534	$(389)	(73)%

We began to recognize revenues in 2015 as a result of the collaborative arrangement that we entered into with Zenyaku in December 2014 for the development of blisibimod. During the six months ended June 30, 2015, we recorded approximately $0.2 million for the amortization of the license fee revenue and $0.3 million for the reimbursement of FTEs.  The license fee revenue from the collaborative arrangement is amortized over the period of performance (product development period) while reimbursement for our FTEs is recorded as collaborative revenue.  In September 2015, we received a termination notice from Zenyaku to terminate the collaborative arrangement, effective January 7, 2016.  Consequently, we revised the amortization period of our deferred revenue to correspond with the shortened collaboration period and have fully amortized our deferred revenue as of January 7, 2016. During the six months ended June 30, 2016, we recorded approximately $0.1 million for the amortization of the license fee revenue and $6,000 for the reimbursement of FTEs.

Research and Development Expenses

The following table summarizes our research and development expenses for the six months ended June 30, 2016 and 2015 (in thousands, except percentages):

	Six Months Ended June 30,
	2016	2015	$ Change	% Change
Research and development expenses	$21,590	$14,534	$7,056	49%

Research and development expense increased during the six months ended June 30, 2016 from the same period in 2015 primarily due to higher clinical development expenses of $6.2 million to support our ongoing clinical programs, the acceleration of enrollment in our Solution clinical study, and initiation of  two new Phase 3 studies, namely the SIMPLICITY study with liprotomase in sachet formulation and the CHABLIS-7.5 study with blisibimod in severe lupus patients, and manufacturing costs associated with Sollpura™. Furthermore, during the six months ended June 30, 2016, higher non-cash stock-based compensation expense of $0.4 million was recognized as result of a greater number of unvested stock options.

 General and Administrative Expenses

The following table summarizes our general and administrative expenses for the six months ended June 30, 2016 and 2015 (in thousands, except percentages):

	Six Months Ended June 30,
	2015	2015	$ Change	% Change
General and administrative expense	$4,814	$3,603	$1,211	34%

General and administrative expenses increased during the six months ended June 30, 2016 primarily due to higher non-cash stock-based compensation expense of $0.9 million recognized during the six months ended June 30, 2016 as a result of a greater number of unvested stock options.

Liquidity and Capital Resources

To date, we have funded our operations primarily through private placements of preferred stock and common stock, convertible debt, debt financings and public offerings of common stock, equity investment and cost reimbursement from a collaborative partner, and a research award from CFFT.  As of June 30, 2016, we had cash and cash equivalents of approximately $28.5 million.

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

On November 15, 2013, we entered into an at-the-market sales agreement (the “Cowen ATM Agreement”) with Cowen and Company, LLC (“Cowen”) under which we from time to time were able to offer and sell shares of our common stock, par value $0.001 per share, having an aggregate offering price of up to $25.0 million through Cowen, as agent.  We had sold $24.3 million in shares of common stock pursuant to the Cowen ATM Agreement prior to terminating the agreement Cowen ATM Agreement on April 21, 2016.

On April 21, 2016, we entered into an at-the-market sales agreement (the “H.C. Wainwright ATM Agreement”) with H.C. Wainwright & Co., LLC (“H.C. Wainwright”) under which we from time to time may offer and sell shares of our common stock, par value $0.001 per share, having an aggregate offering price of up to $25.0 million through H.C. Wainwright, as agent.  As of June 30, 2016, we have sold $0.7 million in shares of common stock pursuant to the H.C. Wainwright ATM Agreement, leaving a balance of $24.3 available for future sale.

On March 12, 2015, we executed an equity purchase agreement Lincoln Park Capital Fund, LLC (“LPC”), pursuant to which we have the right, but not obligation, to sell to LPC up to an aggregate of $10.0 million in shares of common stock over a period of two years.  In July 2015, we amended the Purchase Agreement to reduce the amount available for purchase to $6.0 million.  During the quarter ended March 31, 2016, we sold $0.9 million in shares of common stock and issued 11,046 shares of common stock as commitment shares to LPC in lieu of cash commission.  On April 27, 2016, we amended the equity purchase agreement and increased the amount of common stock available for purchase to $15.0 million.  As of June 30, 2016, we have sold $1.0 million in shares of common stock pursuant to the equity purchase agreement, leaving a balance of $14.0 million available for future sale.

Based on the requirements of Form S-3, however, there are certain factors, such as volume of trading in our common stock and our stock price, which may limit the amount that can be raised in a short period of time through the Purchase Agreement and registration statements described above.

Cash Flows

Comparison of Six Months ended June 30, 2016 and 2015

Cash flows during the six months ended June 30, 2016 and 2015 consisted of the following (in thousands):

	June 30,
	2016	2015
Net cash used in operating activities	$(22,031)	$(12,752)
Net cash used in investing activities	(662)	(80)
Net cash provided by financing activities	4,242	45,648
Total	$(18,451)	$32,816

During the six months ended June 30, 2016 and 2015, our operating activities used cash of $22.0 million and $12.8 million, respectively, primarily resulting from our net losses and changes in our working capital accounts, adjusted for non-cash items including stock based compensation.

During the six months ended June 30, 2016, cash used in investing activities was $0.7 million, which was primarily driven by the purchase of capital equipment to support the manufacturing activities for the development of liprotamase. During the six months ended June 30, 2015, cash used in investing activities was immaterial.

During the six months ended June 30, 2016, cash provided by financing activities was $4.2 million, which was driven by net proceeds received from the sale of our common stock to LPC pursuant to an equity purchase agreement and to Cowen and H.C. Wainwright pursuant to the Cowen ATM Agreement and the H.C. Wainwright ATM Agreement.  During the same period in 2015, cash provided by financing activities was $45.6 million, which was driven by net proceeds of $11.5 million from the at-the-market sales agreement with Cowen, $26.9 million received from the sale of our common stock through a public offering and $7.0 million from the sale of our common stock to our former collaborative partner, Zenyaku.

Contractual Obligations and Commitments

We have lease obligations consisting of an operating lease for our operating facility that expires in September 2017.

The following table summarizes our estimated scheduled future minimum contractual obligations and commitments as of June 30 2016 (in thousands):

	Payment Due by Period

Contractual Obligations	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Facility Lease	$233	$59	$—	$—	$292

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

Funding Requirements

To date, we have not generated any revenue from the commercial sales of our product candidates. We expect to incur substantial expenses and generate significant operating losses over the next several years as we continue to advance our product candidates into clinical studies and:

•	prepare for commercial supply and commercial readiness;

•	hire additional clinical, scientific and management personnel; and

•	implement new operational, financial and management information systems.

Our future capital uses and requirements depend on numerous forward-looking factors. These factors include the following:

•	the progress of clinical studies of our product candidates;

•	the time and costs involved in obtaining regulatory approvals;

•	delays that may be caused by evolving requirements of regulatory agencies;

•	the costs involved in filing and prosecuting patent applications and enforcing or defending patent claims;

•	our ability to establish, enforce and maintain selected strategic alliances; and

•	the acquisition of technologies, product candidates and other business opportunities that require financial commitments.

As of the filing of this report, we believe our existing cash, anticipated equity investment and access to the capital markets through an equity purchase agreement with LPC and H.C. Wainwright ATM Agreement will enable us to meet our obligations and sustain our operations through at least the next 12 months.  However, we may require significant additional funds earlier than we currently expect to conduct additional or extended clinical studies and seek regulatory approval of our product candidates.  Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical studies.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. We are exposed to market risk related to fluctuations in interest rates, market prices, and foreign currency exchange rates. However, since a majority of our investments are in highly liquid money market funds, we do not believe we are subject to any material market risk exposure. As of June 30, 2016, we did not have any material derivative financial instruments. The fair value of our cash and cash equivalents was $28.5 million as of June 30, 2016.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Principal Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to that company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 13a-15(e), we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, our Chief Executive Officer and Principal Accounting Officer concluded that, as of June 30, 2016, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no other changes in our internal control over financial reporting during the most recent quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our ability to generate product revenue and achieve profitability depends on our ability, alone or with collaborators, to successfully complete the development of our product candidates, conduct clinical studies in patients, obtain the necessary regulatory approvals for our product candidates and commercialize any approved products.  Although we recognized collaborative revenues from our license agreement with Zenyaku in the six months ended June 30, 2016, we cannot guarantee we will recognize collaborative revenue in the future. For the six months ended June 30, 2016, we recognized collaborative revenue related to the amortization of upfront license fee revenue and reimbursement for our internal full time equivalent (“FTE”) employee and certain research and development expenses by Zenyaku.  In September 2015, Zenyaku provided us a notice of its intent to terminate the Zenyaku Agreement, effective January 7, 2016.  The termination was “at will” and Zenyaku alleged no breach of the Zenyaku Agreement by us.  As a result of an early termination the Zenyaku Agreement, we will not recognize revenues under the Zenyaku Agreement beyond January 2016.  We have not generated any revenue from our development-stage product candidates, and we do not know when, or if, we will generate any revenue. The commercial success of our development-stage product candidates will depend on a number of factors, including, but not limited to, our ability to:

•	obtain favorable results for and advance the development of liprotamase, our product candidate for the treatment of patients with Exocrine Pancreatic Insufficiency, or EPI, and potentially other diseases;

•	obtain favorable results for and advance the development of blisibimod, our product candidate for the treatment of B-cell mediated autoimmune diseases, including successfully launching and completing clinical studies in patients with systemic lupus erythematosus, or lupus, IgA nephropathy, or other indications;

•	obtain regulatory approval for liprotamase and blisibimod;

•	if regulatory approvals are obtained, begin the commercial manufacturing of our product candidates with third-party manufacturers;

•	launch commercial sales and effectively market our product candidates, either independently or in strategic collaborations with third parties; and

•	achieve broad market acceptance of our product candidates in the medical community and with third-party payors.

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

As of the date of this report, we anticipate that our existing cash and access to additional capital through an equity purchase agreement and the H.C. Wainwright ATM Agreement are sufficient to fund our near term liquidity needs for at least the next 12 months. Changing circumstances may cause us to consume capital significantly faster than we currently anticipate. Additional financing may not be available when we need it or may not be available on terms that are favorable to us. If adequate funds are not available to us on a timely basis, or at all, we may be required to:

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

We are not permitted to market our product candidates in the United States until the FDA approves our biologics license applications, or BLAs, or in any foreign countries until we receive the requisite approval from such countries. We have not submitted any BLA or received marketing approval for our product candidates.

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

From time to time during the regulatory approval process of our product candidates, we engage in discussions with the FDA and other non-US regulatory authorities regarding the regulatory requirements for our development programs. We may receive informal verbal and or written guidance from these authority agencies which may help form the basis of our clinical trial designs. The FDA and other non-US regulatory agencies may change their position on such informal guidance prior to the approval of our product candidates. As a result, we are unable to determine whether the outcome of informal deliberations will become final. If we are unable to effectively and efficiently resolve and comply with inquiries and requests from the FDA and other non-US regulatory authorities, the approval of our product candidates may be delayed and their value maybe be reduced.

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

Delays in the commencement or completion of clinical testing could significantly affect our product development costs. We do not know whether planned clinical studies will begin on time or be completed on schedule, if at all. The commencement and completion of clinical studies can be delayed for a number of reasons, including delays related to:

•	obtaining regulatory approval to commence a clinical study or complying with conditions imposed by a regulatory authority regarding the scope or design of a clinical study;

•	reaching agreement on acceptable terms with prospective clinical research organizations, or CROs, and study sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and study sites;

•	manufacturing, including manufacturing sufficient quantities of product candidates or other materials for use in clinical studies;

•	obtaining Institutional Review Board (IRB), approval or the approval of other reviewing entities to conduct a clinical study at prospective sites;

•	recruiting and enrolling patients to participate in clinical studies for a variety of reasons, including size of patient population, nature of clinical study protocol, the availability of approved effective treatments for the relevant disease and competition from other clinical study programs for similar indications;

•	severe or unexpected drug-related adverse effects experienced by patients in a clinical study; and

•	retaining patients who have enrolled in a clinical study, but may withdraw due to treatment protocol, adverse effects, lack of efficacy from the investigational treatment, personal issues or who are lost to further follow-up.

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

Additionally, changes in regulatory requirements and policies may occur and we may need to amend clinical development plans or clinical study protocols to reflect these changes. Amendments may require us to resubmit our clinical study protocols to IRBs or other reviewing entities for re- examination, which may impact the costs, timing or successful completion of a clinical study. If we experience delays in completion of, or if we, the FDA or other regulatory authorities, the IRB or other reviewing entities, or any of our clinical study sites suspend or terminate any of  our clinical studies, the commercial prospects for our product candidates may be harmed and our ability to generate product revenues will be delayed. In addition, many of the factors that cause, or lead to, termination or suspension of, or a delay in the commencement or completion of, clinical studies may also ultimately lead to the denial of regulatory approval of our product candidates. Also, if one or more clinical studies are delayed, our competitors may be able to bring products to market before we do, and the commercial viability of our product candidates could be significantly reduced.

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

We are party to the Amgen Agreement, which provides for an exclusive worldwide license to compositions of matter and methods of use for blisibimod, as well as a non-exclusive worldwide license to compositions of matter and methods of use relating to peptibodies generally. We are also party to the Lilly Agreement, which provides for an exclusive worldwide license to compositions of matter, formulations, and methods of use for liprotamase.  These agreements require us to make timely milestone and royalty payments, provide regular information, maintain the confidentiality of and indemnify our licensors under the terms of the agreements.

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

The market for pancreatic enzyme replacement therapy is highly competitive. There are currently several marketed products for EPI caused by cystic fibrosis, including Creon marketed by AbbVie, Inc., Zenpep by Allergan, Pancreaze by Janssen Pharmaceuticals, Inc., Pertzye by Cornestone Therapeutics, Inc., and Ultresa and Zenpep by Aptalis Pharma US. Inc. We are also aware of companies with other products in development that are being tested for potential treatment of EPI caused by cystic fibrosis: Johnson and Johnson Research and Development LLC recently completed a Phase 3 study to assess the effectiveness and safety of oral pancrelipase MT in the treatment of adult and pediatric/adolescent cystic fibrosis patients with clinical symptoms of EPI; and Nordmark Arzneimittel GmbH & Co. KG’s compound, Burlulipase, is being tested in a  Phase 3 study in patients with EPI.

The market for inflammatory disease therapeutics is especially large and competitive. For lupus, GlaxoSmithKline plc’s BAFF antagonist monoclonal antibody, Benlysta®, was approved by the FDA for treatment of lupus. In 2015, new efficacy data with a subcutaneous presentation of Benlysta were presented, along with safety and pharmacokinetics data for an autoinjector for the subcutaneous product.  We assume that these presentations will become commercially-available in the future.  Further, we are aware of companies with other products in development that are being tested for potential treatment of lupus: AstraZeneca is conducting 3 Phase 3 trials in lupus and lupus nephritis with their drug candidate, anifrolumab, Merck Serono S.A., whose dual BAFF/APRIL antagonist fusion protein, Atacicept, recently completed a Phase 2/3 clinical study for lupus.  In addition, other companies including Janssen, Pfizer, have completed Phase 2 trials in lupus and may continue to advance their clinical development in lupus.

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

Our product candidate, liprotamase, which we licensed from Eli Lilly in July 2014, received a complete response letter (“CRL”) from the FDA while it was under development by Eli Lilly in April 2011. Eli Lilly has attempted to address the material items highlighted by the FDA in the CRL and worked directly with the FDA on a clinical development program for liprotamase which, if successful, could result in regulatory approval of liprotamase. There are still open items from the CRL that we will need to address with the FDA. While we plan to make reasonable efforts to accommodate and address the FDA’s inquiries and request, we are unable to determine the final outcome of the CRL. Any delay in addressing the CRL to the satisfaction of the FDA may result in postponement of our Phase 3 clinical trial of liprotamase in patients with EPI.

Phase 2 clinical studies conducted by us with blisibimod have generated differences in adverse effects and serious adverse events. The most common adverse effects seen with our product candidates versus placebo include injection site erythema and nasopharyngitis. The most common serious adverse events seen with blisibimod include Herpes zoster, pneumonia, urinary tract infections and deep vein thrombosis, cellulitis, intervertebral disc protrusion, spontaneous abortion, and kidney stones. During the placebo-controlled Phase 2 PEARL study, there were no meaningful imbalances in serious adverse events or infections between blisibimod and placebo. Discontinuation due to adverse event was lower amongst blisibimod-treated subjects (5.7%) compared to placebo (7.9%). Among the commonly-reported adverse events, imbalance was observed only with injection site reactions (200mg QW blisibimod = 15%, matched placebo = 7%), but these were not serious or severe and did not result in discontinuation of treatment. Studies conducted by our licensor on liprotamase have generated the following common adverse effects: general gastrointestinal disorder, such as abdominal pain, flatulence, loose stools and diarrhea.

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

Specifically, in both the United States and some foreign jurisdictions, there have been a number of legislative and regulatory proposals to change the health care system in ways that could affect our ability to sell our products profitably. In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively, the Affordable Care Act, a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms.

We will not know the full effects of the Affordable Care Act until applicable federal and state agencies issue regulations or guidance under the new law. Although it is too early to determine the effect of the Health Care Reform Law, the new law appears likely to continue the pressure on pharmaceutical pricing, especially under the Medicare program, and also may increase our regulatory burdens and operating costs. We expect further federal and state proposals and health care reforms to continue to be proposed by legislators, which could limit the prices that can be charged for any product we develop and may limit our commercial opportunity.

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

The continuing efforts of government and other third-party payors to contain or reduce the costs of health care through various means may limit our commercial opportunity. It will be time-consuming and expensive for us to go through the process of seeking reimbursement from Medicare and private payors. Our products may not be considered cost-effective, and government and third- party private health insurance coverage and reimbursement may not be available to patients for any of our future products or sufficient to allow us to sell our products on a competitive and profitable basis. Our results of operations could be adversely affected by the MMA, the Affordable Care Act and additional prescription drug coverage legislation, by the possible effect of this legislation on amounts that private insurers will pay and by other health care reforms that may be enacted or adopted in the future. In addition, increasing emphasis on managed care in the United States will continue to put pressure on the pricing of pharmaceutical products. Cost control initiatives could decrease the price that we or any potential collaborators could receive for any of our future products and could adversely affect our profitability.

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

We are aware of two third party United States patents that contain broad claims related to BLyS or BAFF binding polypeptides that may be construed as encompassing blisibimod. Based on our analyses, if these patents were asserted against us, we do not believe that blisibimod would be found to infringe any valid claim of these patents. If we were to challenge the validity of any issued United States patent in court, we would need to overcome the presumption of validity that attaches to every United States patent by presenting clear and convincing evidence as to the invalidity of the patent’s claims. There is no assurance that a court would find in our favor on questions of infringement or validity, and we could incur substantial costs in litigation if we are required to defend against patent suits brought by third parties or if we initiate these suits. If third party patents are determined to be valid and construed to cover blisibimod, the development and commercialization of this program could be affected, subjecting us to potential liability for damages and in addition may require us to obtain a license to continue marketing the affected product. Such a license may not be available on commercially acceptable terms, if at all.

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

The Amgen agreement provides exclusive and worldwide license rights to develop and commercialize the novel BAFF inhibitor blisibimod, as well as non-exclusive rights to certain technology relating to peptibody compositions and formulations. The Lilly Agreement provides exclusive and worldwide license rights to develop and commercialize liprotamase, as well as non-exclusive rights to certain technology relating to liprotamase compositions and formulations.

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

If we obtain the maximum five-year Hatch-Waxman patent term extension for blisibimod and continue to have rights under the Amgen Agreement with respect to blisibimod, we will have U.S. patent coverage for blisibimod compositions of matter until at least 2027 or 2028, depending on which patent the extension is applied to.  If we obtain the maximum five-year Hatch-Waxman patent term extension for liprotamase and continue to have rights under the Lilly Agreement with respect to liprotamase, we will have U.S. patent coverage for liprotamase compositions of matter until 2030 to 2033, depending on which U.S. patent the extension is applied to.

In Europe, similar legislative enactments allow patent terms in the European Union to be extended for up to five years through the grant of a Supplementary Protection Certificate (SPC). If we obtain the maximum five-year SPC for blisibimod and continue to have rights under the Amgen Agreement with respect to blisibimod, we will have European patent coverage for blisibimod compositions of matter until 2027.  If we obtain the maximum five-year SPC for liprotamase and continue to have rights under the Lilly Agreement with respect to liprotamase, we will have European patent coverage for liprotamase compositions of matter until 2026 to 2030, depending on which EP patent the extension is applied to.

The Public Health Service Act (PHSA) provides for 12 years of market exclusivity for innovator biologics, significantly longer than the five year period of new chemical entity exclusivity available for small molecule therapeutics.  During this 12 year period, a generic applicant is precluded from relying on clinical data from the innovator product to establish safety and efficacy.  Since blisibimod has not been previously approved by the FDA, blisibimod should be eligible for 12 years of U.S. data exclusivity.  Similarly, since liprotamase contains components that have not been approved previously by the FDA, liprotamase may also be eligible for 12 years of U.S. data exclusivity.

The European Union provides for a 10-year period of data exclusivity for innovator biologics (with the possibility of a further one-year extension) in most EU countries, beginning on the date of such European regulatory approval, regardless of when the European patent(s) covering such biologic expires. A generic version of the approved drug may not be marketed or sold during such market exclusivity period.  Blisibimod and liprotamase may be eligible for this 10-year market exclusivity in Europe.

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

Our executive officers, directors and greater than 5% stockholders, in the aggregate, own approximately 35.28% of our outstanding common stock. As a result, such persons, acting together, will have the ability to influence our management and affairs and substantially all matters submitted to our stockholders for approval, including the election and removal of directors and approval of any significant transaction. These persons will also have the ability to influence our management and business affairs. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.

Future sales of our common stock may cause our stock price to decline.

As of June 30, 2016, there were 41,285,033 shares of our common stock outstanding. In addition, as of June 30, 2016, we had outstanding options and warrants to purchase 5,920,338 shares of our common stock that, if exercised, will result in these additional shares becoming available for sale. A large portion of these shares and outstanding equity awards are held by a small number of persons and investment funds. Sales by these stockholders or option holders of a substantial number of shares could significantly reduce the market price of our common stock. Moreover, certain holders of shares of common stock will have rights, subject to some conditions, to require us to file registration statements covering the shares they currently hold, or to include these shares in registration statements that we may file for ourselves or other stockholders.

We have registered or will register all common stock that we may issue under our 2013 Stock Option and Incentive Plan (the “2013 Plan”), our Amended and Restated 2010 Stock Option and Incentive Plan (the “2010 Plan”) and our Employee Stock Purchase Plan (the “ESPP”). As of June 30, 2016, an aggregate of 616,048 shares of our common stock have been reserved for future issuance under the 2013 Plan, plus any shares cancelled under our 2005 Equity Incentive Plan and 2010 Plan, and an aggregate of 68,677 shares of common stock have been reserved for future issuance under our ESPP. These shares can be freely sold in the public market upon issuance. If a large number of these shares are sold in the public market, the sales could reduce the trading price of our common stock.

In addition, we may sell shares of stock pursuant to an equity purchase agreement with LPC pursuant to which we have the right, but not the obligation, to sell to LPC up to an aggregate of $13.96 million of common stock until April 2017.  We may also sell shares of stock pursuant to the H.C. Wainwright ATM Agreement under which we may from time to time offer and sell up to $25.0 million shares of our common stock. As of June 30, 2016, there is a balance of $24.3 million available for future sale pursuant to the at-the-market sales agreement with H.C. Wainwright. Finally, we maintain an effective shelf registration statement on Form S-3 with the SEC for the issuance and sale from time to time of up to approximately $60.6 million of our equity and debt securities.

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

Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards, or NOLs, and other pre-change tax attributes (such as research tax credits) to offset its post-change income or taxes may be limited. Our prior equity offerings and other changes in our stock ownership may have resulted in ownership changes.  In addition, we may experience subsequent shifts in our stock ownership, including as a result of subsequent offerings, some of which are outside of our control. As a result, if we earn net taxable income, our ability to use our pre-change NOL carryforwards to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

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

10.1
Amendment to the LPC Agreement, dated as of April 27, 2016, between Anthera Pharmaceuticals, Inc. and Lincon Park Capital Fund, LLC (filed as exhibit 10.1 to the registrant’s Form 8-K filed with the SEC on April 27, 2016 and incorporated herein by reference).

10.2
At Market Issuance Sales Agreement, dated April 21, 2016, between Anthera Pharmaceuticals, Inc. and H.C. Wainwright & Co., LLC (filed as exhibit 10.1 to the registrant’s form 8-K filed with the SEC on April 21, 2016 and incorporated herein by reference).

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

ANTHERA PHARMACEUTICALS, INC.

August 9, 2016	By:	/s/ Paul F. Truex
Paul F. Truex
Chief Executive Officer

August 9, 2016	By:	/s/ May Liu
May Liu
Senior Vice President, Finance and Administration
(Principal Accounting Officer)