Form 10-Q
period 2016-09-30
Anthera Pharmaceuticals Inc
filed 2016-11-07
CIK 1316175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of October 31, 2016, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 41,955,126.

ANTHERA PHARMACEUTICALS, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2016

INDEX

Page
Part I — Financial Information	3
Item 1. Financial Statements (Unaudited)	3
Condensed Consolidated Balance Sheets as of September 30, 2016 (Unaudited) and December 31, 2015	3
Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2016 and 2015 (Unaudited)	4
Condensed Consolidated Statement of Contingently Redeemable Convertible Preferred Stock and Stockholders’ Equity for the Nine Months Ended September 30, 2016 (Unaudited)	5
Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2016 and 2015 (Unaudited)	6
Notes to Condensed Consolidated Financial Statements (Unaudited)	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3. Quantitative and Qualitative Disclosures About Market Risk	29
Item 4. Controls and Procedures	29
Part II — Other Information	31
Item 1. Legal Proceedings	31
Item 1A. Risk Factors	31
Item 6. Exhibits	49
Signatures	50

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ANTHERA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	September 30, 2016	December 31, 2015 (1)
ASSETS
Current assets:
Cash and cash equivalents	$32,570	$46,951
Accounts receivable	—	326
Prepaid expenses and other current assets	943	585
Total current assets	33,513	47,862
Property and equipment — net	973	263
TOTAL	$34,486	$48,125

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,391	$5,259
Accrued clinical expenses	4,561	1,377
Accrued liabilities	517	98
Accrued payroll and related costs	1,722	1,596
Warrant liability	3,509	—
Deferred revenue – current	—	138
Total current liabilities	13,700	8,468
Total liabilities	13,700	8,468
Commitments and contingencies (Note 7)

Series X contingently redeemable convertible preferred stock, $0.001 par value,
5,000,000 shares authorized; 17,000 and 0 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively (2)

	9,553	—
Stockholders’ equity:
Right granted to investors to purchase future shares of Series X-1 convertible preferred stock	3,689	—
Common stock, $0.001 par value, 100,000,000 shares authorized; 41,955,126 and 40,004,037 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	42	40
Additional paid-in capital	402,071	391,648
Accumulated deficit	(394,569)	(352,031)
Total stockholders’ equity	11,233	39,657
TOTAL	$34,486	$48,125

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

(1) Derived from audited Financial Statements.
(2) The Company has designated (i) 17,000 of the 5,000,000 authorized shares of preferred stock as Series X Preferred Stock and (ii) 28,330 of the 5,000,000 authorized shares of preferred stock as Series X-1 Preferred Stock.

ANTHERA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Revenues:
License fee revenue	$—	$548	$139	$743
Collaborative revenue	—	185	6	524
Total revenues	—	733	145	1,267
Operating Expenses:
Research and development	$14,096	$10,359	$35,686	$24,893
General and administrative	2,504	2,091	7,318	5,694
Research award	—	(367)	(261)	(1,467)
Total operating expenses	16,600	12,083	42,743	29,120
Loss From Operations	(16,600)	(11,350)	(42,598)	(27,853)
Other Income (Expense):
Other income (expense)	(47)	24	(109)	(28)
Change in fair value of warrant liability	169	—	169	—
Net Loss	$(16,478)	$(11,326)	$(42,538)	$(27,881)
Deemed dividends attributable to preferred stock	(8,807)	—	(8,807)	—
Net Loss Applicable to Common Stockholders	$(25,285)	$(11,326)	$(51,345)	$(27,881)
Net loss per share—basic and diluted	$(0.61)	$(0.29)	$(1.25)	$(0.81)
Weighted-average number of shares used in per share calculation—basic and diluted	41,682,669	39,241,738	40,924,480	34,260,866

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ANTHERA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CONTINGENTLY REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
(in thousands, except per share data)
 (unaudited)

	Series X Contingently Redeemable Convertible Preferred Stock		Series X-1 Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balance at December 31, 2015	-	$-	-	$-	40,004,037	$40	$391,648	$(352,031)	$39,657
Issuance of common stock pursuant to exercise of stock options and employee stock purchase plan	-	-	-	-	135,275	-	304	-	304
Share-based compensation related to equity awards	-	-	-	-	-	-	4,084	-	4,084
Issuance of common stock pursuant to an at-the- market equity program, net of issuance cost of $265	-	-	-	-	1,300,985	2	4,456	-	4,458
Issuance of common stock pursuant to an equity purchase agreement, net of issuance cost of $87	-	-	-	-	514,829	-	1,579	-	1,579
Issuance of Series X contingently redeemable, convertible preferred stock, net of issuance costs of $80	17,000	16,920	-	-	-	-	-	-	-
Investors' right to acquire future shares of Series X-1 convertible preferred stock	-	(3,689)	-	3,689	-	-	-	-	3,689
Beneficial conversion feature on Series X contingently redeemable convertible preferred stock	-	(8,807)	-	-	-	-	8,807	-	-
Deemed dividend attributable to beneficial conversion feature on Series X contingently redeemable convertible preferred stock	-	8,807	-	-	-	-	(8,807)	-	-
Issuance of warrants related to Series X contingently redeemable convertible preferred stock	-	(3,678)	-	-	-	-	-	-	-
Net loss	-	-	-	-		-		(42,538)	(42,538)
Balance at September 30, 2016	17,000	$9,553	-	$3,689	41,955,126	$42	$402,071	$(394,569)	$11,233

ANTHERA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2016	2015
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(42,538)	$(27,881)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	241	213
Stock-based compensation expense	3,943	2,495
Change in fair value of warrant liability	(169)	—
Changes in assets and liabilities:
Accounts receivable	326	(983)
Prepaid expenses and other assets	(358)	9
Accounts payable	(1,868)	4,789
Accrued clinical expenses	3,184	468
Accrued liabilities	419	113
Accrued payroll and related costs	267	66
Deferred revenue	(138)	(743)
Net cash used in operating activities	(36,691)	(21,454)
INVESTING ACTIVITIES:
Property and equipment purchases	(952)	(80)
Net cash used in investing activities	(952)	(80)
FINANCING ACTIVITIES:
Proceeds from issuance of Series X contingently redeemable convertible preferred stock, warrants and option to purchase Series X-1 convertible future stock, net of offering cost	16,920	—
Proceeds from issuance of common stock, net of offering cost	6,037	65,378
Proceeds from issuance of common stock to collaborative partner	—	9,000
Proceeds from issuance of common stock pursuant to exercise of stock options	305	279
Net cash provided by financing activities	23,262	74,657
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(14,381)	53,123
CASH AND CASH EQUIVALENTS — Beginning of period	46,951	2,639
CASH AND CASH EQUIVALENTS — End of period	$32,570	$55,762

SUPPLEMENTAL CASH DISCLOSURES OF CASH FLOW INFORMATION
Non-cash financing activities:
Fair value of warrants issued in connection with Series X contingently redeemable convertible preferred stock	$3,678	$—
Issuance of common stock as a commitment fee pursuant to an equity purchase agreement	$87	$60

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

In September 2016, the Company entered into a subscription agreement with certain institutional investors pursuant to which it sold 17,000 units for a purchase price of $1,000 per unit in a registered direct offering.  Each unit consists of one share of Series X contingently redeemable convertible preferred stock and a warrant to purchase shares of common stock. Assuming an exercise price equal to $3.54 per share, which is a 20% premium over the closing price of our common stock on September 6, 2016, each unit would include a warrant to purchase up to 70.62 shares of common stock. The offering resulted in gross proceeds of $17.0 million.  The subscription agreement provides that the investors have the right, but not the obligation, to make additional investments as follows: within 20 trading days following the Company’s initial public announcement of top-line data from the Company’s ongoing SOLUTION study (Phase 3 study evaluating the efficacy and safety of Liprotamase in subjects with cystic fibrosis-related exocrine pancreatic insufficiency), the investors may purchase up to 28,330 shares of Series X-1 convertible preferred stock at a purchase price of $1,000 per share for an aggregate purchase price of $28.3 million  (“Additional Investment”).

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

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for Quarterly Reports on Form 10-Q and do not contain all of the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. The accompanying unaudited Condensed Consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 14, 2016. In the opinion of management, the accompanying unaudited Condensed Consolidated financial statements reflect all adjustments, which include only normal recurring adjustments necessary to present fairly the Company’s interim consolidated financial information. The results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016 or for any other period. The consolidated balance sheet as of December 31, 2015 has been derived from the audited financial statements as of that date but it does not include all of the information and notes required by U.S. GAAP.

The Company has evaluated events and transactions subsequent to the balance sheet date and has disclosed all events or transactions that occurred subsequent to the balance sheet date but prior to filing this Quarterly Report on Form 10-Q that would require recognition or disclosure in the unaudited Condensed Consolidated Financial Statements.

Use of Estimates

The preparation of these condensed consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, expenses and related disclosures. On an ongoing basis, management evaluates its estimates, including critical accounting policies or estimates related to clinical trial accruals, tax provision, stock-based compensation, warrant liabilities, and the computation of beneficial conversion features. The Company bases its estimates on historical experience and on various other market specific and other relevant assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ significantly from these estimates.

Financial Instruments with Characteristics of Both Equity and Liabilities

The Company has issued certain financial instruments, including warrants to purchase common stock and rights to purchase shares of Series X-1 convertible preferred stock, which have the characteristics of both liability and equity.  Financial instruments such as warrants that are evaluated to be classified as liabilities are fair valued upon issuance and are remeasured at fair value at subsequent reporting periods with the resulting change in fair value recorded in other income/(expense).  The fair value of warrants is estimated using the Monte Carlo simulation model and requires the input of subjective assumptions including expected stock price volatility, expected life and the Company’s assumptions about future announcements of topline clinical data from the Company’s clinical studies and their impact to the exercise price of the warrants.

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

In November 2015, the FASB issued guidance on the classification of deferred taxes, Accounting Standards Update No. 2015-17 (“ASU 2015-17”), Balance Sheet Classification of Deferred Taxes. ASU 2015-17 eliminates the guidance in Topic 740, Income Taxes, that required an entity to separate deferred tax liabilities and assets between current and noncurrent amounts in a classified balance sheet. The amendments require that all deferred tax liabilities and assets of the same tax jurisdiction or a tax filing group, as well as any related valuation allowance, be offset and presented as a single amount in a classified balance sheet. The amendments are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted as of the beginning of any interim period or annual reporting period. The Company does not expect the adoption of this guidance to materially affect its consolidated financial statements.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718). This standard makes several modifications to Topic 718 related to the accounting for forfeitures, employer tax withholding on share-based compensation and the financial statement presentation of excess tax benefits or deficiencies. ASU 2016-09 also clarifies the statement of cash flows presentation for certain components of share-based awards. The standard is effective for interim and annual reporting periods beginning after December 15, 2016, although early adoption is permitted. The adoption of ASU 2016-09 is not expected to have a significant impact on the Company’s consolidated financial position or results of operations.

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

For the nine months ended September 30, 2016 and 2015, the Company recognized $0.3 million and $1.5 million, respectively, from CFFT in connection with achieving certain milestones specified in the award agreement and included it as an offset to operating expense.   There was no milestone recognized for the three months ended September 30, 2016 and $0.4 million recognized for the three months ended September 30, 2015.  As of September 30, 2016, there was $0.1 million remaining under the research award.

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

The following table summarizes the Company’s calculation of net loss per common share (in thousands except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net loss per share
Numerator
Net loss	$(16,478)	$(11,326)	$(42,538)	$(27,881)
Deemed dividend attributable to preferred stock	(8,807)	—	(8,807)	—
Net loss applicable to common stockholders	$(25,285)	$(11,326)	$(51,345)	$(27,881)
Denominator
Weighted average common shares outstanding	41,682,669	39,241,738	40,924,480	34,260,866
Basic and diluted net loss per share	$(0.61)	$(0.29)	$(1.25)	$(0.81)

As the Company incurred net losses for all of the periods presented, the following outstanding potentially dilutive securities were excluded from the computation of diluted net loss per share, as the effect of including them would have been antidilutive:

	As of September 30,
	2016	2015
Options to purchase common stock	5,982,673	4,282,356
Warrants to purchase common stock	40,178	40,178
Restricted Stock Units	—	937
Total	6,022,851	4,323,471

In addition to the above outstanding equity instruments, the Company also excluded the conversion of its Preferred Stock and warrants as follows (see Note 8 for terms of Preferred Stock):

	As of September 30, 2016
Potential conversion of Series X contingently redeemable convertible preferred stock	5,762,712	(1)	5,396,825	(2)
Potential conversion of Series X-1 convertible preferred stock	5,487,651	(3)	11,991,534	(4)
Potential warrants for common stock issuable upon exercise of warrants	1,200,565	(5)	1,124,339	(6)

(1)	The number of potential shares is based on gross proceeds of $17 million from the issuance of Series X contingently redeemable convertible preferred stock divided by the stated conversion price of $2.95 applicable through the date of the initial public announcement of topline and/or efficacy data from the Chablis-SC1 study or the announcement of the suspension, abandonment or other termination of the Chablis SC-1 study.

(2)	The number of potential shares is based on gross proceeds of $17 million from the issuance of Series X contingently redeemable convertible preferred stock divided by an assumed conversion price of $3.15, which is based on the Company’s five-day volume-weighted average price, or VWAP, of the Company’s common stock price over the five full trading days ending September 30, 2016. The holder of the Series X contingently redeemable convertible preferred stock is able to convert at the lower of the $2.95 or the five-day VWAP, of the Company’s common stock price over the five full trading days following the earlier of the initial public announcement of topline and/or efficacy data from the Chablis-SC1 study or the announcement of the suspension, abandonment or other termination of the Chablis SC-1 study.

(3)	In connection with the issuance of Series X contingently redeemable convertible preferred stock, the Company granted a right to the Series X preferred stock investors to purchase Series X-1 convertible preferred stock in a future period. The number of potential shares is calculated assuming the right is fully exercised. The resulting gross proceeds of $28.33 million from the potential issuance of Series X-1 convertible preferred stock are divided by an assumed conversion price of $5.16, representing 175% of the Series X contingently redeemable convertible preferred stock’s assumed conversion price of $2.95 noted in (1) above.

(4)	In connection with the issuance of Series X contingently redeemable convertible preferred stock, the Company granted a right to the Series X preferred stock investors to purchase Series X-1 convertible preferred stock in a future period. The number of potential shares is calculated assuming the right is fully exercised. The resulting gross proceeds of $28.33 million from the issuance of Series X-1 preferred stock are divided by an assumed conversion price of $2.36, representing 75% of Series X contingently redeemable convertible preferred stock’s assumed conversion price of $3.15 noted in (2) above.

(5)	The number of potential warrant shares is based on $4.25 million divided by the exercise price of $3.54 representing a 20% premium over the Series X contingently redeemable convertible preferred stock’s assumed conversion price of $2.95 as noted in (1) above.

(6)	The number of potential warrant shares is based on $4.25 million divided by the exercise price of $3.78 representing a 20% premium over the Series X contingently redeemable convertible preferred stock’s assumed conversion price of $3.15 as noted in (2) above.

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

The following tables present the Company’s fair value hierarchy for all its financial assets (including those in cash and cash equivalents), in thousands, by major security type measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016
	Estimated Fair Value	Level 1	Level 2	Level 3
Assets:
Money market funds	$30,410	$30,410	$—	$—

Liabilities:
Warrant liability	$3,509	$—	$—	$3,509

	December 31, 2015
	Estimated Fair Value	Level 1	Level 2	Level 3
Money market funds	$45,156	$45,156	$—	$—

The Company used quoted market prices to determine the fair value of cash equivalents, which consist of money market funds and therefore these are classified in Level 1 of the fair value hierarchy.

Warrants with an exercise price that is not yet determinable are accounted for as liabilities, with changes in the fair values included in net loss for the respective periods.  Because some of the inputs to the valuation model are either not observable or are not derived principally from or corroborated by observable market data by correlation or other means, the warrant liability is classified as Level 3 in the fair value hierarchy.

The following table summarizes the changes in the Company’s Level 3 warrant liability (in thousands):

September 30, 2016
Beginning balance	$—
Issuance of warrants	3,678
Change in fair value	(169)
Ending balance	$3,509

There were no transfers between Level 1, Level 2 or Level 3 for the nine months ended September 30, 2016 and year-ended December 31, 2015.

6. WARRANT LIABILITY

In connection with the subscription agreement for the sale of convertible preferred stock entered in September 2016, the Company issued common stock warrants to certain institutional investors.  Each warrant has an exercise price equal to 120% of the conversion price of the Series X convertible preferred stock (Note 8).  The warrants are exercisable after March 13, 2017 and expire on September 13, 2019.  The initial fair value of the liability associated with these warrants was $3.7 million, and the fair value decreased to $3.5 million as of September 30, 2016.  All future changes in the fair value of the warrants will be recognized in the Company’s consolidated statements of operations until the earlier of (a) the exercise price becomes fixed; b) the warrants are exercised; or c) the warrants expire.  The warrants are not traded in an active securities market, and as such the estimated fair value was determined by using the Monte Carlo simulation model with the following assumptions:

	September 14,	September 30,
	2016	2016

Common stock price	$3.20	$3.15
Initial Series X contingently redeemable convertible preferred stock conversion price	$2.95	$2.95
Expected volatility	120%	120%
Dividend yield	0%	0%
Risk-free interest rate	0.90%	0.87%
Expected term (years)	3	2.96

Expected volatility is based on both historical and implied volatility. Historical volatility was computed using daily pricing observations for recent periods that correspond to the expected term of the warrants while implied volatility was computed using publicly traded options of the Company as well as the Company’s peer companies.  The Company believes this method produces an estimate that is representative of its expectations of future volatility over the expected term of these warrants.  The Company currently has no reason to believe future volatility over the expected remaining life of these warrants is likely to differ materially from historical volatility. The expected life is based on the remaining contractual term of the warrants. The risk-free interest rate is the U.S. Treasury bond rate as of the valuation date. The fair value of these warrants also incorporates the Company’s assumptions about future performance.

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

On July 11, 2014, the Company and Eli Lilly and Company (“Eli Lilly”) entered into a worldwide, exclusive license agreement (the “Lilly Agreement”), to develop and commercialize liprotamase, a Phase 3 novel investigational Pancreatic Enzyme Replacement Therapy (“PERT”), for the treatment of patients with Exocrine Pancreatic Insufficiency, or EPI, often seen in patients with cystic fibrosis and other conditions. Under the terms of the Lilly Agreement, the Company was not required to make any up-front payment but is obligated to make milestone payments of up to up to $33.5 million for capsule products and $9.5 million for reformulated products upon the achievement of certain regulatory and commercial sales milestones, none of which have been achieved as of September 30, 2016.  In addition, after sales of the licensed products exceed an aggregate of $100.0 million in the United States, the Company is obligated to pay tiered royalties on future net sales of products, ranging from the single digits to the mid-teens, that are developed and approved as defined in the Lilly Agreement. The Company’s royalty obligations as to a particular licensed product will be payable, on a licensed product-by-licensed product basis, for the longer of (a) the date of expiration of the last to expire valid claim within the licensed patents that covers the manufacture, use or sale, offer to sell, or import of such licensed product by the Company or a sublicense in such country, or (b) 12 years after the first commercial sale of the applicable licensed product in the applicable country.

See Note 3 – “Research Award” for discussion of commitments and contingencies associated with the research award received from the CFFT.

8. STOCKHOLDERS’ EQUITY

Preferred Stock

The Company has authorized 5,000,000 shares of $0.001 par value preferred stock.  The Company’s Board of Directors is authorized to designate the terms and conditions of any preferred stock issued by the Company without further action by the common stockholders.  The Company designated 17,000 shares of its authorized and unissued preferred stock as Series X convertible preferred stock and filed an Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series X Convertible Preferred Stock with the Delaware Secretary of State.  There were 17,000 Series X contingently redeemable convertible preferred shares issued and outstanding as of September 30, 2016.

In September, 2016, the Company entered into a subscription agreement with certain institutional investors pursuant to which it sold 17,000 (“Initial Tranche”) units for a purchase price of $1,000 per unit in a registered direct offering. Each unit consists of one share of Series X contingently redeemable convertible preferred stock and a warrant to purchase shares of common stock. Assuming an exercise price equal to $3.54 per share, which is a 20% premium over the closing price of our common stock on September 6, 2016, each unit would include a warrant to purchase up to 70.62 shares of common stock. The registered direct offering resulted in gross proceeds of $17.0 million.  The conversion price for the Series X contingently redeemable convertible preferred stock is equal to the lower of: (a) $2.95 or (b) the five-day VWAP of the Company’s common stock over the five full trading days following the earlier of (1) the date of the Company’s initial public announcement of topline and/or efficacy data from the ongoing Chablis-SC1 study or (2) if applicable, the date of the Company’s initial public announcement of the suspension (including through the imposition of a clinical hold), abandonment or other termination of the Chablis-SC1 study, provided, however, that notwithstanding the above, the conversion price shall not be less than $0.60. The Series X contingently redeemable convertible preferred stockholders do not have any voting rights nor the right to elect any members to the board of directors. The Series X contingently redeemable convertible preferred stock has a contingent redemption clause.  The Company is not required to issue any shares of common stock upon conversion of any shares of Series X contingently redeemable convertible preferred stock to the extent that (i) the aggregate issuance of common stock will be greater than 8,385,828 shares or 19.99% of the total outstanding shares of the Company (the “Threshold Amount”) and (ii) the conversion has not been approved by the Company’s stockholders in accordance with the stockholder approval requirements of Nasdaq Marketplace Rule 5635(d) (a “Blocked Conversion”). In the event that a Blocked Conversion occurs after April 30, 2017, the holders of shares of Series X Stock who are not able to convert their Series X convertible preferred stock in full because of the Blocked Conversion shall have the right to require the Company to redeem any or all of the Series X contingently redeemable convertible preferred stock that is ineligible for conversion at a redemption price equal to the product of: (x) the number of their shares underlying the to-be-redeemed Series X contingently redeemable convertible preferred stock, multiplied by (y) the two-day volume weighted average price of the Company’s common stock prior to the date of delivery of such notice of redemption. As of September 30, 2016, no units had been converted into shares of common stock and no warrants had been exercised.

The subscription agreement also provides that the investors have the right, but not the obligation, to make additional investments as follows: within 20 trading days following the Company’s initial public announcement of top-line data from the Company’s ongoing SOLUTION study (Phase 3 study evaluating the efficacy and safety of Liprotamase in subjects with cystic fibrosis-related exocrine pancreatic insufficiency), the investors may purchase up to 28,330 (“Second Tranche”) shares of convertible Series X-1 convertible preferred stock at a purchase price of $1,000 per share for an aggregate purchase price of $28.3 million  (“Additional Investment”). The terms of the Series X-1 convertible preferred stock are identical to the Series X convertible preferred stock, except as follows: the conversion price for the Series X-1 convertible preferred stock will be equal to the lower of: (a) 75% of the five-day VWAP of the Company’s common stock over the five full trading days following the Company’s initial public announcement of topline clinical efficacy and safety data from the ongoing “SOLUTION” clinical study (Phase 3 study evaluating the efficacy and safety of Liprotamase in subjects with cystic fibrosis-related exocrine pancreatic insufficiency), or (b) 175% of the then-applicable conversion price for the Series X contingently redeemable convertible preferred stock, provided that the conversion price will in no event be lower than $2.95. The Series X-1 convertible preferred stock is not redeemable other than in the event of a deemed liquidation in which event both common and preferred shareholders would receive the same form of consideration.

Accounting Treatment

The Company has allocated the proceeds from the financing amongst the Series X contingently redeemable convertible preferred shares, the warrants to purchase shares of common stock, and the investors’ rights to purchase shares of Series X-1 convertible preferred stock.

•	Outstanding Series X Contingently Redeemable Convertible Preferred Stock – Due to the contingent redemption feature related to NASDAQ conversion limits that could result in a potential redemption for cash, the Company classified the 17,000 shares of Series X contingently redeemable convertible preferred stock in the mezzanine section (between equity and liabilities) on the accompanying balance sheet. The Company recorded the residual value of these shares at $9.6 million, which is net of allocation of $3.7 million to the fair value of the warrants to purchase common stock and $3.7 million to the fair value of the rights to purchase Series X-1 convertible preferred stock.

•	Warrants to Purchase Common Stock – The Company determined the warrants are not considered indexed to its own stock because the underlying instruments are not “fixed-for-fixed” and therefore, the warrants should be accounted for as derivatives. The warrants were measured at fair value at inception of $3.7 million and recorded as a liability with a corresponding entry to Series X contingently redeemable convertible preferred stock. In subsequent periods, the fair value of the warrants will be remeasured at each reporting date and the changes to fair value will be recorded as part of other income/expense in the Company’s statement of operation until the earlier of exercise or the exercise price becomes fixed. The fair value of the Company’s warrant liability is discussed in Note 5 and Note 6. When the number of shares of common stock underlying the warrants becomes fixed, the related warrant liability will be reclassified as stockholders’ equity.

•	Rights to Purchase Series X-1 Convertible Preferred Stock - The Company determined that the investors’ rights to purchase future shares of Series X-1 convertible preferred stock is a freestanding instrument. The instrument is treated as equity due to the permanent equity classification of the underlying Series X-1 convertible preferred stock. The right was allocated based on its relative fair value of $3.7 million to the proceeds of the Series X convertible preferred stock and recorded as part of permanent equity.

The following table summarizes the assumptions used in the Monte Carlo simulation model to determine the fair value of the option related to the rights to purchase Series X-1 convertible preferred stock on the date of issuance:

Common stock price	$3.20
Initial Series X contingently redeemable convertible preferred stock conversion price	$2.95
Expected volatility (1)	120%
Dividend yield	0%
Risk-free interest rate	0.90%
Expected term (years)	3

(1)	The volatility was based on blended historical and implied volatilities.

•	Beneficial Conversion Feature - Because the conversion price of the shares of Series X contingently redeemable convertible preferred stock was less than the fair value of the Company’s common stock at the date of issuance, the in-the-money conversion feature (Beneficial Conversion Feature, or BCF) requires separate financial statement recognition and is measured at the intrinsic value (i.e., the amount of the increase in value that preferred stockholders would realize upon conversion based on the value of the conversion shares on the issuance date). The BCF is recorded as a discount to the Series X convertible preferred shares and is immediately accreted as a deemed preferred stock dividend and, accordingly, an adjustment to net loss to arrive at net loss applicable to common stockholders. During the quarter ended September 30, 2016, the Company recorded a deemed dividend of $8.8 million.

As of the issuance date, and through September 30, 2016, it was not deemed probable that the redemption contingencies in the Series X contingently redeemable preferred stock would result in the stock becoming redeemable. As a result no adjustment is made to the discounts on the Series X convertible preferred stock related to the warrants to purchase common stock and right to purchase series X-1 convertible preferred stock presented in temporary equity. In the event it is deemed probable that the instrument will become redeemable, a deemed dividend will be recorded in respect of these discounts.

Common Stock

On March 14, 2016, the Company filed a universal shelf registration statement with the SEC on Form S-3 (File No. 333-210166) for the proposed offering from time to time of up to $100.0 million of its securities, including common stock, preferred stock, debt securities and/or warrants. In September 2016, the Company utilized $17.0 million of it’s shelf registration through the issuance of 17,000 shares of Series X contingently redeemable convertible preferred stock at purchase price of $1,000 per share.  As of the date of this report, there is a balance of $43.6 million available for future issuance.

On November 15, 2013, the Company entered into an at-the-market sales agreement (the “Cowen ATM Agreement”) with Cowen and Company, LLC (“Cowen”) under which the Company from time to time was able to offer and sell shares of its common stock, par value $0.001 per share, having an aggregate offering price of up to $25.0 million through Cowen, as agent.  For the three and nine months ended September 30, 2016, the Company sold zero and $2.5 million, respectively, in shares of common stock pursuant to the Cowen ATM Agreement.  The Cowen ATM Agreement was terminated on April 21, 2016.

On April 21, 2016, the Company entered into an at-the-market sales agreement with H.C. Wainwright (the “H.C. Wainwright ATM Agreement”) under which the Company from time to time may offer and sell shares of its common stock, par value $0.001 per share, having an aggregate offering price of up to $25.0 million through H.C. Wainwright, as agent.  For the three and nine months ended September 30, 2016, the Company sold $1.6 million and $2.3 million in shares of common stock pursuant to the H.C. Wainwright ATM Agreement, respectively, leaving a balance of $22.7 million available for future sale pursuant to the H.C. Wainwright ATM Agreement as of September 30, 2016.

On March 12, 2015, the Company executed an equity purchase agreement with LPC, pursuant to which the Company has the right, but not the obligation, to sell to LPC up to an aggregate of $10.0 million in shares of common stock over a period of two years.  In July 2015, the Company amended the equity purchase agreement to reduce the amount available for purchase to $6.0 million.   On April 27, 2016, the Company amended the equity purchase agreement and increased the amount of common stock available for purchase to $15.0 million.  For the three and nine months ended September 30, 2016, the Company sold approximately $0.6 million and $1.6 million in shares of common stock, respectively, pursuant to the equity purchase agreement, leaving a balance of $13.4 million available for future sales as of September 30, 2016.  In connection with the sale of shares to LPC, for the three and nine months ended September 30, 2016, the Company issued 3,660 and 24,829 shares, respectively, to LPC as commitment fee pursuant to the equity purchase agreement.

Warrants

In March 2011, the Company issued a seven-year warrant to purchase 40,178 shares of the Company’s common stock at an exercise price of $48.00 per share. The warrant was immediately exercisable and expires in March 2018. As of September 30, 2016, the warrant remained outstanding and exercisable.

In September 2016, the Company issued warrants to certain institutional investors to purchase shares of the Company’s common stock at an exercise price equal to the Series X contingently redeemable convertible preferred stock’s conversion price, plus a 20% premium, and will be exercisable at any time and from time to time after March 13, 2017, and will expire on September 13, 2019.  The fair value of the Company’s warrant liability is discussed in Note 5 and Note 6. As of September 30, 2016, the warrant remained outstanding but not exercisable.

9.  SHARE-BASED COMPENSATION PLANS

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

The terms of awards granted during the three and nine months ended September 30, 2016 and the method for determining the grant date fair value of the awards were consistent with those described in the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

The following table summarizes stock option activity for the nine months ended September 30, 2016 (in thousands except share and per share information):

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Balance at December 31, 2015	4,255,981	$4.78	8.44	$4,323
Granted	2,592,322	$3.49
Exercised	(116,773)	$2.20
Cancelled and expired	(658,857)	$4.90
Forfeited	(90,000)	$9.48
Balance at September 30, 2016	5,982,673	$4.19	8.36	$1,627
Exercisable at September 30, 2016	2,488,364	$4.41	7.36	$851

The intrinsic value of stock options represents the difference between the exercise price of stock options and the market price of our stock on that day for all in-the-money options. As of September 30, 2016, there was $9.9 million of total unrecognized compensation expense related to stock options and is expected to be amortized on a straight-line basis over a weighted-average remaining period of 2.73 years.

The assumptions used in the Black-Scholes option-pricing model to value stock options are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Expected Volatility	97%	94%	98%	94%
Dividend Yield	0%	0%	0%	0%
Risk-Free Interest Rate	1.23%	1.74%	1.45%	1.69%
Expected Term (years)	6.02	6.02	5.93	5.92
Weighted-average fair value per option	$2.45	$7.29	$2.70	$5.46
Fair value of awards vested (in thousands)	$929	$567	$3,907	$2,695

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Expected Volatility	99%	109%	94%	65%
Dividend Yield	0%	0%	0%	0%
Risk-Free Interest Rate	0.40%	0.09%	0.33%	0.07%
Expected Term (years)	0.50	0.50	0.50	0.50

Stock-Based Compensation Expense

Total stock-based compensation expense, including expense recorded for the ESPP, was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Research and development	$454	$583	1,330	$1,025
General and administrative	932	729	2,613	1,470
Total stock-based compensation	$1,386	$1,312	$3,943	$2,495

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

In March 2015, we received a research award of up to $3 million from CFFT for our development of liprotamase.  We retain the right to develop and commercialize liprotamase and will owe royalties to CFFT on net sales of any drug candidate approved and commercialized under the collaboration. The funding is to be disbursed by CFFT to us upon our achievement of milestones specified in the agreement.  As of September 30, 2016, there was $0.1 million remaining under the award agreement.  At our discretion, we may choose to fund a particular stage of the liprotamase development plan without CFFT funds.  Any CFFT funds not expended on the development program of liprotamase must be returned to CFFT and, upon such return, the amounts of such returned funds will not be included as part of the research award for the purpose of calculating royalties or other amounts owed by us to CFFT.  To the extent CFFT provides or makes available any information, expertise, know-how or other intellectual property related to cystic fibrosis or the treatment, prevention or cure thereof (“CFFT Know-How”) to us, CFFT grants to us a non-exclusive, transferrable, sublicensable, worldwide rights and license under all of CFFT’s rights in such CFFT Know-How to assist us to research, develop, commercialize, make or have made, use, sell, have sold, offer for sale, import, export and otherwise exploit the product.

Our Phase 3 Development of Liprotamase in EPI

We initiated the SOLUTION study in the third quarter of 2015.  SOLUTION is a Phase 3, randomized, open-label, assessor-blind, non-inferiority, active-comparator study evaluating the efficacy and safety of liprotamase in patients with cystic fibrosis-related exocrine pancreatic insufficiency. This pivotal study, planned for 126 patients in North America, Europe and Israel is intended to evaluate the non-inferiority of liprotamase compared with another commercially available PERT in a population enriched for PERT responders. We reached the enrollment target in August 2016.  Topline data is expected at the end of 2016.  In September 2016, the Data and Safety Monitoring Board (“DSMB”) completed a second safety review of the SOLUTION study and recommended that the study continue without modification to the protocol or charter.

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

 During the third quarter of 2016, we initiated the EASY study, which provides continued access to liprotamase for patients who completed the SOLUTION study.  We plan to continue the EASY study until the Biologic License Application (“BLA”) for liprotamase is approved by the U.S. Food and Drug Administration (“FDA”).

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

In June 2016, interim data from the BRIGHT-SC study, which enrolled 57 patients, showed a tendency toward lower proteinuria in blisibimod versus placebo treated patients. While the numerical reduction in proteinuria in blisibimod versus placebo treated patients at week 24 in the BRIGHT-SC study did not meet the predefined statistical primary endpoint of complete or partial response, longer-term data from the study demonstrated an increasingly large separation in proteinuria favoring the blisibimod treated arm compared to the placebo. Additionally, secondary biomarker data from the study, including changes in total B cell counts and changes in immunoglobulins IgA, IgG, and IgM, were highly consistent with previous studies with blisibimod and demonstrated marked reduction after 8 weeks on study.  As a result of the increasing proteinuria effect after 24-weeks of dosing, and the demonstration of blisibimod’s effect on immunological markers relevant to IgA nephropathy including reductions of B cells, and immunoglobulins including IgA, IgG and IgM, we elected to continue the study for longer term observation.

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

The following table shows our total research and development expenses for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015		2016	2015
Allocated costs:
Liprotamase	$8,386	$2,246		$19,517	$3,664
Blisibimod	3,748	6,492	(1)	10,817	17,194	(1)
Unallocated costs	1,962	1,621		5,352	4,035
Total research and development expenses	$14,096	$10,359		$35,686	$24,893

(1)  Offset by $0.4 and $1.3 million in reimbursable expense for IgA nephropathy from Zenyaku for the three and nine months ended September 30, 2015 respectively.

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

Fair Value of Financial Instruments with Characteristics of Both Equity and Liability

The Company has issued certain financial instruments, including warrants to purchase common stock and rights to purchase shares of Series X-1 convertible preferred stock, which have the characteristics of both liability and equity.  Financial instruments such as warrants that are evaluated to be classified as liabilities are fair valued upon issuance and are remeasured at fair value at subsequent reporting periods with the resulting change in fair value is recorded in other income/(expense).  The fair value of warrants is estimated using the Monte Carlo simulation model and requires the input of subjective assumptions including expected stock price volatility, expected life and the Company’s assumptions about future announcements of topline clinical data from the Company’s clinical studies and their impact to the exercise price of the warrants.

Results of Operations

Comparison of Three Months ended September 30, 2016 and 2015

The following table summarizes our revenues for the three months ended September 30, 2016 and 2015 (in thousands, except percentages)

	Three Months Ended September 30,
	2016	2015	$ Change	% Change
License fee revenue	$—	$548	$(548)	(100)%
Collaborative revenue	—	185	(185)	(100)%
Total revenues	$—	$733	$(733)	(100)%

We began to recognize revenues in 2015 as a result of a collaborative arrangement that we entered into with Zenyaku in December 2014 for the development of blisibimod.   The license fee from the collaborative arrangement was amortized over the period of performance (product development period) and recorded as license revenue while reimbursement for our personnel was recorded as collaborative revenue.  In September 2015, we received a termination notice from Zenyaku to terminate the collaborative arrangement, effective January 7, 2016.  Consequently, we revised the amortization period of the license fee revenue to correspond with the shortened collaboration period and have fully amortized the license fee revenue as of January 7, 2016.

The following table summarizes our research and development expenses for the three months ended September 30, 2016 and 2015 (in thousands, except percentages)

	Three Months Ended September 30,
	2016	2015	$ Change	% Change
Research and development expenses	$14,096	$10,359	$3,737	36%

Research and development expense increased during the three months ended September 30, 2016 from the same period in 2015 primarily due to  cost associated with acceleration of the manufacturing scale-up timeline, including the production of demonstration and registration batches at commercial launch scale for Sollpura™ and the purchase and installation of manufacturing equipment at our contract manufacturers.  Additionally, clinical development expense also increased from the prior year due to the initiation of three new clinical studies, namely the CHABLIS-7.5 study with blisibimod in severe lupus patients, the SIMPLICITY study with liprotomase in sachet formulation and the EASY study which provides continued access to Sollpura™ for patients who rolled off the SOLUTION clinical study.

The following table summarizes our general and administrative expenses for the three months ended September 30, 2016 and 2015 (in thousands, except percentages)

	Three Months Ended September 30,
	2016	2015	$ Change	% Change
General and administrative expenses	$2,504	$2,091	$413	20%

General and administrative expenses increased during the three months ended September 30, 2016 from the same period in 2015 primarily due to higher non-cash stock-based compensation expense recognized as a result of a greater number of unvested stock options.

Comparison of the nine months ended September 30, 2016 and 2015

Revenues

	Nine Months Ended September 30,
	2016	2015	$ Change	% Change
License fee revenue	$139	$743	$(604)	(81)%
Collaborative revenue	6	524	(518)	(99)%
Total revenues	$145	$1,267	$(1,122)	(89)%

We began to recognize revenues in 2015 as a result of the collaborative arrangement that we entered into with Zenyaku in December 2014 for the development of blisibimod. During the nine months ended September 30, 2015, we recorded approximately $0.7 million for the amortization of the license fee revenue and $0.5 million for the reimbursement of FTEs.  The license fee revenue from the collaborative arrangement is amortized over the period of performance (product development period) while reimbursement for our FTEs is recorded as collaborative revenue.  In September 2015, we received a termination notice from Zenyaku to terminate the collaborative arrangement, effective January 7, 2016.  Consequently, we revised the amortization period of our deferred revenue to correspond with the shortened collaboration period and have fully amortized our deferred revenue as of January 7, 2016. During the nine months ended September 30, 2016, we recorded approximately $0.1 million for the amortization of the license fee revenue and $6,000 for the reimbursement of FTEs.

Research and Development Expenses

The following table summarizes our research and development expenses for the nine months ended September 30, 2016 and 2015 (in thousands, except percentages):

	Nine Months Ended September 30,
	2016	2015	$ Change	% Change
Research and development expenses	$35,686	$24,893	$10,793	43%

Research and development expense increased during the nine months ended September 30, 2016 from the same period in 2015 primarily due to cost associated with acceleration of the manufacturing scale-up timeline, including the production of demonstration and registration batches at commercial launch scale for Sollpura™ and the purchase and installation of manufacturing equipment at our contract manufacturers.  Additionally, clinical development expense also increased from the prior year due to the initiation of three new clinical studies, namely the CHABLIS-7.5 study with blisibimod in severe lupus patients, the SIMPLICITY study with liprotomase in sachet formulation and the EASY study which provides continued access to Sollpura™ for patients who completed the SOLUTION clinical study.

 General and Administrative Expenses

The following table summarizes our general and administrative expenses for the nine months ended September 30, 2016 and 2015 (in thousands, except percentages):

	Nine Months Ended September 30,
	2016	2015	$ Change	% Change
General and administrative expense	$7,318	$5,694	$1,624	29%

General and administrative expenses increased during the nine months ended September 30, 2016 primarily due to higher non-cash stock-based compensation expense recognized as a result of a greater number of unvested stock options.

Liquidity and Capital Resources

To date, we have funded our operations primarily through private placements of preferred stock and common stock, convertible debt, debt financings and public offerings of common stock, equity investment and cost reimbursement from a collaborative partner, and a research award from CFFT.  As of September 30, 2016, we had cash and cash equivalents of approximately $32.6 million.

Our principal liquidity requirements are primarily to meet our working capital needs, support ongoing business activities, research and development, and our capital expenditure needs.

On March 14, 2016, we filed a universal shelf registration statement with the SEC on Form S-3 (File No. 333-210166) for the proposed offering from time to time of up to $100.0 million of our securities, including common stock, preferred stock, debt securities and/or warrants. As of the date of this report there is a balance of $43.6 million available for future issuance under the registration statement.

On April 21, 2016, we entered into an at-the-market sales agreement (the “H.C. Wainwright ATM Agreement”) with H.C. Wainwright & Co., LLC (“H.C. Wainwright”) under which we from time to time may offer and sell shares of our common stock, par value $0.001 per share, having an aggregate offering price of up to $25.0 million through H.C. Wainwright, as agent.  As of September 30, 2016, we have sold $2.3 million in shares of common stock pursuant to the H.C. Wainwright ATM Agreement, leaving a balance of $22.7 million available for future sale.

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

On March 12, 2015, we executed an equity purchase agreement Lincoln Park Capital Fund, LLC (“LPC”), pursuant to which we have the right, but not obligation, to sell to LPC up to an aggregate of $10.0 million in shares of common stock over a period of two years.  In July 2015, we amended the Purchase Agreement to reduce the amount available for purchase to $6.0 million.  During the quarter ended March 31, 2016, we sold $0.9 million in shares of common stock and issued 11,046 shares of common stock as commitment shares to LPC in lieu of cash commission.  On April 27, 2016, we amended the equity purchase agreement and increased the amount of common stock available for purchase to $15.0 million.  As of September 30, 2016, we have sold $1.6 million in shares of common stock pursuant to the equity purchase agreement, leaving a balance of $13.4 million available for future sale.

In September 2016, the Company entered into a subscription agreement with certain institutional investors pursuant to which it sold 17,000 units for a purchase price of $1,000 per unit in a registered direct offering.  Each unit consists of one share of Series X contingently redeemable convertible preferred stock and a warrant to purchase shares of common stock. Assuming an exercise price equal to $3.54 per share, which is a 20% premium over the closing price of our common stock on September 6, 2016, each unit would include a warrant to purchase up to 70.62 shares of common stock.  The offering resulted in gross proceeds of $17.0 million.  The subscription agreement provides that the investors have the right, but not the obligation, to make additional investments as follows: within 20 trading days following the Company’s initial public announcement of top-line data from the Company’s ongoing SOLUTION study, the investors may purchase up to 28,330 shares of convertible Series X-1 preferred stock at a purchase price of $1,000 per share for an aggregate purchase price of $28.3 million (“Additional Investment”).

Based on the requirements of Form S-3, however, there are certain factors, such as volume of trading in our common stock and our stock price, which may limit the amount that can be raised in a short period of time through the Purchase Agreement and registration statements described above.

Cash Flows

Comparison of nine Months ended September 30, 2016 and 2015

Cash flows during the nine months ended September 30, 2016 and 2015 consisted of the following (in thousands):

	September 30,
	2016	2015
Net cash used in operating activities	$(36,691)	$(21,454)
Net cash used in investing activities	(952)	(80)
Net cash provided by financing activities	23,262	74,657
Total	$(14,381)	$53,123

During the nine months ended September 30, 2016 and 2015, our operating activities used cash of $36.7 million and $21.5 million, respectively, primarily resulting from our net losses and changes in our working capital accounts, adjusted for non-cash items including stock based compensation.

During the nine months ended September 30, 2016, cash used in investing activities was $1.0 million, which was primarily driven by the purchase of capital equipment to support the manufacturing activities for the development of liprotamase. During the nine months ended September 30, 2015, cash used in investing activities was immaterial.

During the nine months ended September 30, 2016, cash provided by financing activities was $23.3 million, which was driven by net proceeds received from the sale of our common stock to LPC pursuant to an equity purchase agreement, sale of common stock to Cowen and H.C. Wainwright pursuant to the Cowen ATM Agreement and the H.C. Wainwright ATM Agreement, and sale of preferred stock pursuant to a subscription agreement.  During the same period in 2015, cash provided by financing activities was $74.7 million, which was driven by net proceeds of $11.5 million received from the sale of our common stock through an at-the-market (“ATM”) offering program, $53.9 million received from the sale of our common stock through two public offerings, and $9.0 million from the sale of our common stock at a 30% premium to Zenyaku.

Contractual Obligations and Commitments

We have lease obligations consisting of an operating lease for our operating facility that expires in September 2017.

The following table summarizes our estimated scheduled future minimum contractual obligations and commitments as of September 30, 2016 (in thousands):

	Payment Due by Period

Contractual Obligations	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Facility Lease	$267	$—	$—	$—	$267

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. We are exposed to market risk related to fluctuations in interest rates, market prices, and foreign currency exchange rates. However, since a majority of our investments are in highly liquid money market funds, we do not believe we are subject to any material market risk exposure. As of September 30, 2016, we did not have any material derivative financial instrument. The fair value of our cash and cash equivalents was $32.6 million as of September 30, 2016.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Principal Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to that company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 13a-15(e), we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, our Chief Executive Officer and Principal Accounting Officer concluded that, as of September 30, 2016, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no other changes in our internal control over financial reporting during the most recent quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our ability to generate product revenue and achieve profitability depends on our ability, alone or with collaborators, to successfully complete the development of our product candidates, conduct clinical studies in patients, obtain the necessary regulatory approvals for our product candidates and commercialize any approved products.  Although we recognized collaborative revenues from our license agreement with Zenyaku in the nine months ended September 30, 2016, we cannot guarantee we will recognize collaborative revenue in the future. For the nine months ended September 30, 2016, we recognized collaborative revenue related to the amortization of upfront license fee revenue and reimbursement for our internal full time equivalent (“FTE”) employee and certain research and development expenses by Zenyaku.  In September 2015, Zenyaku provided us a notice of its intent to terminate the Zenyaku Agreement, effective January 7, 2016.  The termination was “at will” and Zenyaku alleged no breach of the Zenyaku Agreement by us.  As a result of an early termination the Zenyaku Agreement, we will not recognize revenues under the Zenyaku Agreement beyond January 2016.  We have not generated any revenue from our development-stage product candidates, and we do not know when, or if, we will generate any revenue. The commercial success of our development-stage product candidates will depend on a number of factors, including, but not limited to, our ability to:

•	obtain favorable results for and advance the development of liprotamase, our product candidate for the treatment of patients with Exocrine Pancreatic Insufficiency, or EPI, and potentially other diseases;

•	obtain favorable results for and advance the development of blisibimod, our product candidate for the treatment of B-cell mediated autoimmune diseases, including successfully launching and completing clinical studies in patients with systemic lupus erythematosus, or lupus, IgA nephropathy, or other indications;

•	obtain regulatory approval for liprotamase and blisibimod;

•	if regulatory approvals are obtained, we will rely on commercial manufacturing of our product candidates with third-party manufacturers;

•	if regulatory approvals are obtained, we will need to successfully commercialize the product(s))and effectively market our product candidates, either independently or in strategic collaborations with third parties; and

•	achieve broad market acceptance of our product candidates in the medical community and achieve reimbursement with payors.

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

We will need to raise substantial additional capital to fund our operations and to develop our product candidates. Our future capital requirements will depend on many factors including:

•	the scope, size, rate of progress, results and costs of our clinical studies and other development activities for our product candidates;

•	manufacturing campaign for liprotamase and blisibimod clinical materials, including formulation development and product enhancement; as well as the cost to build to commercial scale for our products

•	non-clinical activities that we may pursue parallel to our clinical studies;

•	the cost, timing and outcomes of regulatory proceedings;

•	payments received under any strategic collaborations;

•	the filing, prosecution and enforcement of patent claims;

•	the costs associated with commercializing our product candidates if they receive regulatory approval, including the cost and timing of developing sales and marketing capabilities, or entering into strategic collaboration with others relating to the commercialization of our product candidates; and

•	revenues received from approved products, if any, in the future

As of the date of this report, we anticipate that our existing cash and access to additional capital through an equity purchase agreement, the H.C. Wainwright ATM Agreement, and an investor option to purchase the Company’s preferred stock are sufficient to fund our near term liquidity needs for at least the next 12 months. Changing circumstances may cause us to consume capital significantly faster than we currently anticipate. Additional financing may not be available when we need it or may not be available on terms that are favorable to us. If adequate funds are not available to us on a timely basis, or at all, we may be required to:

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

We were incorporated in September 2004.  Our operations to date have been limited to organizing and staffing our company, acquiring product and technology rights, conducting product development activities for our primary product candidates, liprotamase and blisibimod, and performing research and development. The company has not demonstrated an ability to obtain regulatory approval for or commercialize a product candidate, and will require substantial increase in new headcount. Consequently, any predictions about our future performance may not be as accurate as they could be if we had a history of successfully developing and commercializing pharmaceutical products.

Risks Associated with Development and Commercialization of Our Product Candidates

We depend substantially on the success of our product candidates which are still under clinical development. We cannot assure you that our product candidates will receive regulatory approval or be successfully commercialized.

To date, we have not completed the required clinical trials nor have we submitted to the regulatory agencies the applications required to obtain authorization to market, distribute, sell any products. The success of our business depends primarily upon our ability to develop and commercialize our product candidates successfully.

Our product candidates are prone to the risks of failure inherent in drug development. Before obtaining regulatory approvals for the commercial sale of any product candidates for a target indication, we must demonstrate with substantial evidence gathered in preclinical and well- controlled clinical studies, and, with respect to approval in the United States, to the satisfaction of the FDA and, with respect to approval in other countries, similar regulatory authorities in those countries, that the product candidates are safe and effective for use for that target indication and that the manufacturing facilities, processes and controls are adequate. Despite our efforts, our product candidates may not:

•	offer therapeutic or other improvement over existing, comparable therapeutics;

•	be proven safe and effective in clinical studies;

•	meet applicable regulatory standards;

•	be capable of being produced in sufficient quantities at acceptable costs;

•	be successfully commercialized; or

•	obtain reimbursement.

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

The market for inflammatory disease therapeutics is especially large and competitive. For lupus, GlaxoSmithKline plc’s BAFF antagonist monoclonal antibody, Benlysta®, was approved by the FDA for treatment of lupus. In 2015, new efficacy data with a subcutaneous presentation of Benlysta were presented, along with safety and pharmacokinetics data for an autoinjector for the subcutaneous product.  We assume that these presentations will become commercially-available before our product may be registered.  Further, we are aware of companies with other products in development that are being tested for potential treatment of lupus: AstraZeneca is conducting 3 Phase 3 trials in lupus and lupus nephritis with their drug candidate, anifrolumab, Merck Serono S.A., whose dual BAFF/APRIL antagonist fusion protein, Atacicept, recently completed a Phase 2/3 clinical study for lupus.  In addition, other companies including Janssen, Pfizer, have completed Phase 2 trials in lupus and may continue to advance their clinical development in lupus.

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

We are highly dependent on Mr. Paul F. Truex, our Chief Executive Officer, Mr. Craig Thompson, our President and Chief Operating Officer, Dr William Shanahan, our Chief Medical Officer, Dr. Chuck Olson, our Chief Technology Officer, and Ms. Klara Dickinson-Eason, our Chief Regulatory Officer, and the other principal members of our executive team. The loss of the services of any of these persons might impede the achievement of our research, development and commercialization objectives.  Recruiting and retaining qualified scientific personnel and possibly sales and marketing personnel will also be critical to our success.  We may not be able to attract and retain these personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific personnel from universities and research institutions. Failure to succeed in clinical studies may make it more challenging to recruit and retain qualified scientific personnel. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us.

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

We do not currently have an organization for the sales, marketing, reimbursement and distribution of pharmaceutical products and the cost of establishing and maintaining such an organization may exceed the cost-effectiveness of doing so. In order to market any products that may be approved by the FDA, we must build our sales, marketing, managerial and other non-technical capabilities or make arrangements with third parties to perform these services. If we are unable to establish adequate sales, marketing and distribution capabilities, whether independently or with third parties, we may not be able to generate product revenue and may not become profitable. We will be competing with many companies that currently have extensive and well-funded marketing and sales operations. Without an internal team or the support of a third party to perform marketing and sales functions, we may be unable to compete successfully against these more established companies.

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

Our executive officers, directors and greater than 5% stockholders, in the aggregate, own approximately 34.71% of our outstanding common stock. As a result, such persons, acting together, will have the ability to influence our management and affairs and substantially all matters submitted to our stockholders for approval, including the election and removal of directors and approval of any significant transaction. These persons will also have the ability to influence our management and business affairs. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.

Future sales of our common stock may cause our stock price to decline.

As of September 30, 2016, there were 41,955,126 shares of our common stock outstanding. In addition, as of September 30, 2016, we had outstanding options and warrants to purchase 6,022,851 shares of our common stock.  Furthermore, we issued 17,000 shares of Series X convertible preferred stock and warrants to purchase our commons stock at a per share price equivalent to 120% of the Series X convertible preferred stock’s conversion price.  Assuming the Series X convertible preferred stock converts into our common stock at $2.95 per shares (the closing price of our common stock on the September 6, 2016), the Series X convertible preferred stock would be converted into approximately 5,762,712 shares of common stock and the warrants would be exercisable for 1,200,565 shares of common stock. A large portion of these shares and outstanding equity awards are held by a small number of persons and investment funds. Sales by these stockholders or option holders of a substantial number of shares could significantly reduce the market price of our common stock. Moreover, certain holders of shares of common stock will have rights, subject to some conditions, to require us to file registration statements covering the shares they currently hold, or to include these shares in registration statements that we may file for ourselves or other stockholders.

We have registered or will register all common stock that we may issue under our 2013 Stock Option and Incentive Plan (the “2013 Plan”), our Amended and Restated 2010 Stock Option and Incentive Plan (the “2010 Plan”) and our Employee Stock Purchase Plan (the “ESPP”). As of September 30, 2016, an aggregate of 508,527 shares of our common stock have been reserved for future issuance under the 2013 Plan, plus any shares cancelled under our 2005 Equity Incentive Plan and 2010 Plan, and an aggregate of 68,677 shares of common stock have been reserved for future issuance under our ESPP. These shares can be freely sold in the public market upon issuance. If a large number of these shares are sold in the public market, the sales could reduce the trading price of our common stock.

In addition, we may sell shares of stock pursuant to an equity purchase agreement with LPC pursuant to which we have the right, but not the obligation, to sell to LPC up to an aggregate of $15.0 million of common stock until April 2017.  As of September 30, 2016, there is a balance of $13.4 million available for future sale pursuant to the equity purchase agreement with LPC.  We may also sell shares of stock pursuant to the H.C. Wainwright ATM Agreement under which we may from time to time offer and sell up to $25.0 million shares of our common stock. As of September 30, 2016, there is a balance of $22.7 million available for future sale pursuant to the H.C. Wainwright ATM Agreement. Finally, we maintain an effective shelf registration statement on Form S-3 with the SEC for the issuance and sale from time to time of up to approximately $43.6 million of our equity and debt securities.

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

Certain investors may not exercise their option to purchase Series X-1 Preferred Stock in the Second Tranche.

On September 6, 2016, as part of a registered direct offering, the Company entered into a subscription agreement with certain institutional investors pursuant to which such investors have the right, but not the obligation, to purchase up to 28,330 shares of convertible Series X-1 convertible preferred stock at a purchase price of $1,000 per share for an aggregate purchase price of $28.3 million.  There can be no assurance that such investors will exercise this option to purchase such shares. If we fail to raise sufficient capital in this registered direct offering, we may seek alternative debt, equity or equity-based financing (such as convertible debt) when market conditions permit. Such financing may not be available on favorable terms, or at all.

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

3.5
Certificate of Designation of Preferences, Rights and Limitations of Series X Convertible Preferred Stock (filed as Exhibit 3.1 to the registrant’s Form 8-K filed with the SEC on September 12, 2016 and incorporated herein by reference).

3.6
Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series X Convertible Preferred Stock (filed as Exhibit 3.1 to the registrant’s Form 8-K filed with the SEC on September 15, 2016 and incorporated herein by reference).

3.7
Form of Certificate of Designation of Preferences, Rights and Limitations of Series X-1 Convertible Preferred Stock (filed as Exhibit 3.2 to the registrant’s Form 8-K filed with the SEC on September 12, 2016 and incorporated herein by reference).

4.1	Form of Warrant (filed as Exhibit 4.1 to the registrant’s Form 8-K filed with the SEC on September 12, 2016 and incorporated herein by reference).

4.2	Specimen Series X Convertible Preferred Stock certificate (filed as Exhibit 4.2 to the registrant’s Form 8-K filed with the SEC on September 12, 2016 and incorporated herein by reference).

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

10.3
Subscription Agreement, dated September 6, 2016, between Anthera Pharmaceuticals, Inc. and purchasers affiliated with Biotechnology Value Fund, L.P. and Rock Springs Capital Master Fund LP (filed as Exhibit 10.1 to the registrant’s Form 8-K filed with the SEC on September 12, 2016 and incorporated herein by reference).

#10.4	Employment Offer Letter between the Company and Dr. William Shanahan, dated as of April 25, 2016 (filed herewith).

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

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

ANTHERA PHARMACEUTICALS, INC.

November 7, 2016	By:	/s/ Paul F. Truex
Paul F. Truex
Chief Executive Officer

November 7, 2016	By:	/s/ May Liu
May Liu
Senior Vice President, Finance and Administration
(Principal Accounting Officer)