Form 10-K
period 2016-12-31
Anthera Pharmaceuticals Inc
filed 2017-03-16
CIK 1316175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Large accelerated filer ☐	Accelerated filer☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐  No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2016 was approximately $126.9 million based upon the closing sales price of the registrant’s common stock as reported on the NASDAQ Global Market. Shares of common stock held by each executive officer and director and by each person who owns 10 percent or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

As of February 28, 2017, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 50,609,310.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the registrant’s 2017 Annual Meeting of Stockholders will be filed with the Securities and Exchange Commission within 120 days after the registrant’s fiscal year ended December 31, 2016 and are incorporated by reference in Part III of this report.

ANTHERA PHARMACEUTICALS,  INC.

FORM 10-K FOR THE FISCAL YEAR ENDED

DECEMBER 31, 2016

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements relate to future events or our future financial performance. We generally identify forward-looking statements by terminology such as “may,” “will,” “would,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “assume,” “intend,” “potential,” “continue” or other similar words or the negative of these terms. These statements are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in “Risk Factors” and elsewhere in this report. Accordingly, you should not place undue reliance upon these forward-looking statements. We cannot assure you that the events and circumstances reflected in the forward-looking statements will be achieved or occur, the timing of events and circumstances and actual results could differ materially from those projected in the forward-looking statements. Forward-looking statements contained in this report include, but are not limited to, statements about:

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

PART I

ITEM 1. BUSINESS

Overview

Anthera Pharmaceuticals, Inc. is a biopharmaceutical company focused on advancing the development and commercialization of innovative medicines that benefit patients with unmet medical needs. We currently have two product candidates, Sollpura, formally known as liprotamase, and blisibimod.  We licensed Sollpura from Eli Lilly & Co (“Eli Lilly”) in July 2014.  SollpuraTM is a novel non-porcine investigational Pancreatic Enzyme Replacement Therapy (“PERT”) intended for the treatment of patients with Exocrine Pancreatic Insufficiency (“EPI”), often seen in patients with cystic fibrosis and other conditions.  We licensed blisibimod from Amgen, Inc. (“Amgen”) in December 2007. Blisibimod targets B-cell activating factor, or BAFF, which has been shown to be elevated in a variety of B-cell mediated autoimmune diseases, including Immunoglobulin A nephropathy, or IgA nephropathy, systemic lupus erythematosus (“SLE”), or lupus, lupus nephritis, and others.

Summary of Product Development Programs

* Continued access study provided to patients who previously completed the SOLUTION study. We plan to modifiy the study to allow patients completing future studies (e.g., RESULT or SIMPLICITY Part B) to have continued access and continue the EASY study until the Biologic License Application (“BLA”) for Sollpura is approved by the U.S. Food and Drug Administration (“FDA”).

Our Pancreatic Enzyme Replacement Therapy Portfolio

Difference between Sollpura and Current PERT

The exocrine pancreas is responsible for synthesis and secretion of digestive enzymes, including lipase, protease, and amylase. In addition, the pancreas secretes bicarbonate into the duodenum to neutralize the very high acidity of stomach contents. EPI occurs when diseases such as CF and chronic pancreatitis impede or destroy the exocrine function of the pancreas. A reduction in, or absence of the normally secreted pancreatic digestive enzymes, causes lipids, proteins, and carbohydrates to enter the distal gastrointestinal (“GI”) tract in un-absorbable forms, leading to GI pain and distention, mal-digestion, and steatorrhea. Without appropriate therapy, patients with EPI may experience malnutrition, poor growth or weight loss, reduced quality of life, and, in severe cases, increased morbidity and early death.

PERT is currently the mainstay of treatment for nutrient malabsorption in patients with digestive enzyme deficiencies known as EPI and orally delivered porcine PERTs have been available for many years for its treatment.   As the porcine-derived proteins contained in the PERTs pass through the low pH environment of the stomach, they are protected by the enteric coating until they reach a pH of approximately 5.6 or greater in the duodenum and then are rapidly released. Patient-to-patient differences in the acidity of the upper intestine makes dissolution of enterically-coated products variable, and gives rise to alterations in the rate and extent to which enzymes are released from these products. Poor stability and variability in terms of potency and pharmaceutical properties have also been identified as important factors contributing to a poor response of some patients to PERTs.

Sollpura is a novel non-porcine PERT that contains three biotechnology-derived digestive enzymes: a lipase, a protease and an amylase. Through enzyme cross-linking, the lipase enzyme in Sollpura is more stable than the porcine derived lipase in the low pH environment of the stomach and therefore Sollpura does not have an enteric polymer coating.  Furthermore, since the three enzymes in Sollpura are biotechnology-derived, Sollpura does not contain porcine proteins or purines that may be associated with a risk of viral transmission or allergic reaction to proteins of porcine origin. The individual enzyme components of Sollpura are formulated at a fixed ratio of lipase, protease, and amylase.  The Sollpura enzyme dose ratio was selected from preclinical efficacy studies conducted using a canine model of pancreatic insufficiency which demonstrated that the lipase enzyme in Sollpura was efficacious when administered at >500 units/kg per meal, and the protease doses >1000 units/kg per meal.  This finding is further supported by the similar efficacy observed between Sollpura and Creon in pigs with surgically-induced pancreatic insufficiency.

We believe Sollpura is potentially the first soluble, stable and non-porcine derived enzyme product to offer a novel solution to patients who are unable to maintain appropriate nutritional health. Sollpura’s chemical characteristics, unlike currently available PERTs, make it ideal for powder formulation as either a capsule, or sachet of powder for oral solution which can be conveniently administered in solution in a small volume of water.

Our Phase 3 Development of Sollpura in EPI

We initiated the Phase 3 SOLUTION study in the third quarter of 2015.  SOLUTION is a randomized, open-label, assessor-blind, non-inferiority, active-comparator study evaluating the efficacy and safety of Sollpura in patients with cystic fibrosis-related exocrine pancreatic insufficiency. This pivotal study enrolled 128 patients in North America, Europe and Israel to evaluate the non-inferiority of Sollpura compared with another commercially available PERT in a population of porcine-derived PERT responders. Topline data announced in December 2016 showed that the study narrowly missed the Coefficient of Fat Absorption (“CFA”) non-inferiority margin of the primary modified Intent to Treat population (mITT) analysis by 1%; however, by additional pre-specified analyses of CFA (mITT-Baseline Observation Carried Forward and Per Protocol), Sollpura met the non-inferiority criterion. The study also confirmed that the ratio of the three enzymes in Sollpura demonstrated an appropriate response in the Coefficient of Nitrogen Absorption (CNA).  CNA is a measure of protein digestion and absorption and is a key requirement of our planned United States Food and Drug Administration (“FDA”) regulatory submission. Data from the SOLUTION study identified that, for some patients, higher doses may be necessary to compensate for the lower solubility of Sollpura under the acidic upper small intestinal conditions found in many patients with EPI due to CF. We expect to release data from the extension phase of the study towards the end of first quarter of 2017.

Impact of Sollpura on CFA (Primary Endpoint) in the Phase 3 SOLUTION Study

Impact of Sollpura on CNA (Secondary Endpoint) in the Phase 3 SOLUTION Study

Because the SOLUTION study failed to achieve its primary endpoint by only one 1%, we plan to initiate a new Phase 3 study, informed by the SOLUTION study data, which we refer to as the RESULT study. The RESULT study is expected to commence in the first half of  2017.  Similar to the SOLUTION study, the RESULT study will also be a randomized, open-label, assessor- blind, non-inferiority, active-comparator study. Approximately 150 cystic fibrosis patients who are porcine PERT responders will be enrolled in similar geographies as the SOLUTION study. Based on data from the SOLUTION study, the planned RESULT study’s design is being modified to (1) start Sollpura dosing as 125% of the pre-study PERT dose, and (2) allow for a more liberal dose titration, as needed, based on signs and symptoms throughout the primary treatment phase of the study. We believe that efficacy in the SOLUTION study was limited by a restrictive dose optimization paradigm in a population whose dose of lipase at baseline had been optimized for porcine PERTs (but not Sollpura) and that modification of the dosing paradigm may allow for success in the RESULT study. Topline data from the RESULT study is expected towards the end of 2017 or in early 2018.

A second, smaller Phase 3 study, SIMPLICITY, was initiated in the second quarter of 2016.  The SIMPLICITY study utilizes sachets containing Sollpura powder for oral solution. We expect to enroll approximately 46 patients in the two parts of the study (Part A and Part B). Part A of the SIMPLICITY study, which evaluated the safety and general usability of the Sollpura powder for oral solution in 15 patients aged 7 years or older, was completed in the fourth quarter of 2016. An independent Data Monitoring Committee (the “DMC”) evaluated the data from Part A and in its determination that it is safe to proceed with enrolling pediatric subjects less than 7 years of age in Part B of the study, unanimously approved the initiation of Part B of the study. Based on the data produced by the SOLUTION study, we plan to amend the SIMPLICITY study to follow similar dosing paradigm as the RESULT study. Part B of SIMPLICITY study will commence enrollment towards the middle of 2017. We expect to fully enroll the SIMPLICITY study and to report topline data around the end of 2017 or the early 2018 depending upon study initiation timeline.

During the third quarter of 2016, we initiated the EASY study, which provides continued access to Sollpura for patients who completed the SOLUTION study.  The EASY study will also be offered to patients completing RESULT and SIMPLICITY studies.  We currently plan to continue the EASY study until the BLA for Sollpura is approved by the FDA.

We believe our Sollpura studies may offer a number of potential opportunities for differentiation versus the currently marketed porcine-derived PERTs, including:

•	use of biotechnology-derived high-purity enzymes that are produced by fermentation processes rather than from mammalian organs which carry a label warning for viral transmission;

•	use of a novel chemically modified lipase drug substance that provides resistance to degradation at gastric pH;

•	a formulation containing a ratio of the three digestive enzymes (lipase, protease and amylase) that closely matches the naturally-occurring enzyme ratio in humans;

•	A product that is wholly non-porcine. The enzymes and excipients are non-porcine, and the capsule meets all of the specifications for halal;

•
a capsule formulation using known, safe, excipients that provides lower pill burden and good delivery performance. The pure, high-activity enzyme constituents, and absence of bulky enteric coating give rise to smaller, easy-to-swallow capsules with good disintegration once swallowed, and adequate storage stability compared with porcine PERTs of an equivalent lipase unit dose strength; and

•
a sachet formulation containing Sollpura power for oral solution which can be easily dissolved into water, and finally provides patients, especially young pediatric patients, with an easy-to-swallow dosing option.

Blisibimod

BAFF, or B-cell Activating Factor (also known as B lymphocyte stimulator or BLyS), is a member of a tumor necrosis family of natural human proteins and is critical to the development, maintenance and survival of multiple B-cell lineages as well as plasma cells – all of which are critical to the human immune response.  B-cells and plasma cells are a vital part of the human immune system, producing natural antibody responses to invading pathogens such as viruses, bacteria and other dangerous antigens.  Abnormally high elevations of BAFF, B-cells and plasma cells have been associated with several autoimmune diseases, including lupus and IgA nephropathy.  BAFF is primarily expressed by macrophages, monocytes and dendritic cells and interacts with three different receptors on B-cells and plasma cells including BAFF receptor, or BAFF-R, B-cell maturation antigen, or BCMA, and transmembrane activator and cyclophilin ligand interactor, or TACI. The potential role of BAFF inhibition and associated reductions in B-cell and plasma cell numbers in lupus and rheumatoid arthritis has been validated in multiple clinical studies with blisibimod and other BAFF antagonists.

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

Our Phase 2 Development of Blisibimod for Immunoglobulin A Nephropathy

According to the National Organization of Rare Disease, IgA nephropathy, an orphan indication, is believed to affect approximately 130,000 people annually in the United States. In Asia, a higher reported prevalence is attributed to the routine urinalyses that are often performed for school children, and renal biopsies are performed for any patients with asymptomatic hematuria. According to the National Kidney and Urologic Diseases Information Clearinghouse, 25% of adults with IgA nephropathy eventually develop total kidney failure. IgA is a human antibody that helps the body fight infections. IgA nephropathy may occur when plasma B-cells express excessive amounts of abnormal IgA and subsequent immune complexes containing this immunogenic protein are deposited in the kidneys. These IgA containing immune complexes deposit in the mesangium of glomeruli in the kidney and are proinflammatory. As a result kidney glomeruli become inflamed and damaged, leading to leakage of blood and protein into urine. According to a recent publication in the New England Journal of Medicine (Wyatt & Julian, 2013), primary IgA nephropathy occurs at any age, most commonly with clinical onset in the second and third decades of life, and a large number of cases eventually progress to renal failure.

In patients with IgA nephropathy, levels of BAFF are significantly higher than in healthy individuals, and elevated levels of BAFF are associated with histological severity of disease in kidney tissue. In IgA nephropathy, increased plasma B-cells express immunogenic IgA that forms immune complexes that deposit in renal tissue and lead to renal inflammation and damage that can progress to renal failure and end-stage renal disease. Significant reductions in plasma B-cells were observed in previous clinical studies of patients with lupus with another BAFF inhibitor antibody, belimumab. In our PEARL-SC Phase 2b study and our CHABLIS-SC1 Phase 3 study, significant reductions in total B-cells as well as significant improvements in proteinuria and increases in complement C3 were observed with blisibimod in lupus patients. We believe inhibition of BAFF may reduce proliferative B-cells and plasma B-cells, reduce serum levels of IgA and therefore reduce progressive renal damage in patients with IgA nephropathy.

In June 2013, we initiated a Phase 2 clinical study, BRIGHT-SC study. The BRIGHT-SC study is a Phase 2 multicenter, randomized, double-blind, placebo-controlled study to evaluate the efficacy, safety, tolerability and immunogenicity of blisibimod in IgA nephropathy. Enrollment criteria are biopsy-proven IgA nephropathy and proteinuria greater than one gram per 24 hours (1g/24hr).  Patients must be receiving standard of care medication including angiotensin converting enzyme inhibitors and angiotensin receptor blockers. Patients enrolled in the BRIGHT-SC study receive 300mg weekly blisibimod or placebo subcutaneously during the first 8 weeks of therapy, the induction phase, followed by a minimum of 24 weeks of 200mg weekly blisibimod or placebo, the maintenance phase. The BRIGHT-SC clinical study has enrolled patients in Southeast Asia, the European Union (“EU”) and Eastern Europe.

In March 2015, an interim futility analysis of BRIGHT-SC study was conducted by an independent unblinded statistician, who evaluated several important biomarkers of renal disease in patients who had completed at least 8 weeks of treatment and recommended the study to continue to completion as planned.

In December 2016, an additional interim analysis of the BRIGHT-SC study was reported.  This analysis, which was conducted when the last subject enrolled had completed the Week 48 assessments, confirmed and extended the observations from the analysis in June 2016 with more subjects contributing to the later timepoint in the analysis. Of the original 57 patients enrolled into the study, 44 had a Week 48 observation and 22 patients had a Week 96 observation at the time of this analysis.  As with the analysis in June 2016, the numerical reduction in proteinuria in blisibimod versus placebo treated patients at Week 48 did not meet the predefined statistical primary endpoint of complete or partial response. However, a tendency toward slowing proteinuria progression was again observed with blisibimod. In contrast, over the same period the mean PCR worsened by almost 1.5 g/g in subjects randomized to placebo. Concomitant decreases were observed in B cells and immunoglobulins with blisibimod compared with placebo which supports the hypothesized mechanism of action that blisibimod-mediated BAFF inhibition acts to reduce peripheral B cells and immunoglobulins, and may prevent deterioration of PCR levels in IgA nephropathy.  Given the positive effect observed in this analysis, Anthera plans to continue to follow the subjects enrolled in the BRIGHT study to gain more understanding of the long-term effects of blisibimod on disease progression.

Effects of Blisibimod on Proteinuria in Subjects with IgA Nephropathy in the BRIGHT-SC Study: Fourth Quarter Interim Analysis

Change in B-cells Counts Confirm Pharmacologic Inhibition of BAFF in the BRIGHT-SC Study

Effects on Immunoglobulins Consistent with Expected Pharmacologic Effects of BAFF Inhibition in the BRIGHT-SC Study

 Market Opportunity

Sollpura for the treatment of Exocrine Pancreatic Insufficiency (EPI)

According to our estimate, EPI is a disease that affects an estimated 130,000 patients in the United States.  The most common causes of EPI are chronic pancreatitis and cystic fibrosis, the former a longstanding inflammation of the pancreas altering the organ's normal structure and function that can result from malnutrition, heredity, or (in the western world especially), behavior (alcohol use and smoking), and the latter a recessive hereditary disease most common in Europeans and Ashkenazi Jews where the molecular culprit is an altered, CFTR-encoded chloride channel. In children, another common cause is Shwachman-Bodian-Diamond syndrome, a rare autosomal recessive genetic disorder resulting from mutation in the SBDS gene.

Blisibimod for the treatment of IgA Nephropathy

Immunoglobulin A (IgA) is a human antibody that plays a critical role in mucosal immunity, which provides protection to an organism’s various mucous membranes from invasion by infections. IgA nephropathy (also known as IgA nephritis or Berger's disease) is the most common form of primary glomerulonephritis (inflammation of the glomeruli of the kidney) throughout the world and a principal cause of end-stage renal disease. The prevalence of IgA nephropathy varies throughout the world, with the highest prevalence in Asia (Singapore, Japan and China), Australia, Finland and southern Europe (20 to 40% of all glomerulonephritis).  IgA nephropathy occurs when too much of this protein, especially aberrant and immunogenic forms of IgA, are recognized by other immunoglobulins, forming proinflammatory immune complexes which are deposited in the kidney. As a result kidney glomeruli become inflamed and damaged, leading to leakage of blood and protein into urine. The classic presentation (in 40-50% of the cases) is episodic frank hematuria which usually starts within a day or two of a non-specific upper respiratory tract infection or (less commonly) gastrointestinal or urinary infection. All of these infections have in common the activation of mucosal defenses and hence IgA antibody production.

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

Manufacturing Strategy

Sollpura

Technology transfer to commercial scale active pharmaceutical ingredient (API) manufacturing and drug product manufacturing CMOs was initiated in 2015 and completed in late 2016.  The large scale fermentation and the associated down-stream process validation activities for all three enzyme APIs are anticipated to be complete in late 2017 to early 2018.  In parallel, commercial scale capsule and sachet drug product manufacturing process validation is anticipated to be completed in late 2017 to early 2018.

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

Regulatory Strategy

Sollpura

In 2013, our licensor, Eli Lilly, gained agreement from the FDA on the design of a Phase 3 clinical study (SOLUTION) that would provide adequate evaluation of efficacy and safety of Sollpura to respond to the FDA’s 2011 complete response letter. We completed the SOLUTION study and reported topline data in December 2016. The SOLUTION study narrowly missed the primary endpoint by one percent. As a result of the narrow miss we intend to initiate a new Phase 3 study, RESULT, incorporating the learnings from the SOLUTION study. The RESULT study should also address the 2005 EMA protocol assistance comments, which were consistent with the FDA’s request for an active comparator trial.

IgA Nephropathy

In September 2013, we met with the FDA who agreed to consider accepting proteinuria as an endpoint for Subpart E approval for blisibimod in IgA nephropathy. In April 2014, we met with the Japan Pharmaceuticals and Medical Devices Agency (“PMDA”) to discuss our registration program for blisibimod in IgA nephropathy. In this meeting we gained the PMDA’s agreement on the acceptability of proteinuria as the primary efficacy endpoint to support marketing approval in Japan and have amended the BRIGHT-SC study to include the specific data requirements of the PMDA. In December 2014 we met with the European Medicines Agency (“EMA”) as part of the scientific advice process for blisibimod.  We reached an agreement with the EMA on the acceptability of proteinuria as the primary efficacy variable as well as the requirement for a single study to support a Conditional Marketing Authorization Application (“CMAA”) provided that confirmatory evidence from a second study, would be available post approval. The EMA also recommended the protocol to provide information on the required duration of treatment, duration of response and need for re-treatment. Data generated from the analyses of the BRIGHT-SC study at week 24 and 48 will be used to guide the final study design elements for the Phase 3 registration study protocol.

We continue to dose patients in our Phase 2 BRIGHT-SC clinical study for the treatment of patients with IgA nephropathy, an orphan disease.  As a result of the proteinuria effect after 48 weeks of dosing, and the demonstration of blisibimod’s effect on immunological markers relevant to IgA nephropathy including reductions of B cells, and immunoglobulins including IgA, IgG and IgM, we plan to continue the study until the majority of subjects have had the opportunity to complete two years of treatment. Based on our previous discussions with regulatory authorities, we believe an evaluation of the change in proteinuria could serve as a surrogate endpoint to support an accelerated or conditional approval in various key commercial geographies. In December 2016, we submitted an orphan designation request to the US FDA. The FDA agreed that IgAN meets the regulatory definition of a serious condition. Following the completion of the BRIGHT-SC study we intend to explore a Special Protocol Assessment from the US FDA to ensure final concurrence on the willingness to consider proteinuria as a surrogate endpoint, the timing for completion of enrollment of the post marketing confirmatory study.

Historical Clinical Studies by Licensor - Sollpura

Sollpura was studied from 2002 to 2009 in seven clinical trials, in which a total of 492 unique subjects received at least 1 dose of Sollpura.  Three Phase 1 trials were conducted, 1 in healthy volunteers and 2 in subjects with EPI due to CF.  Two short-term trials, the Phase 2 Study TC-2A, and the Phase 3 Study 726 evaluated the efficacy of Sollpura in subjects ≥7 years of age with EPI due to CF.  Two long-term Phase 3 safety and tolerability trials were also conducted:  Study 767 in subjects with EPI due to CF and Study 810 in subjects with EPI due to chronic pancreatitis/pancreatectomy.  Completed clinical trials demonstrated that dietary fat and nitrogen (protein) absorption are significantly increased in patients with cystic fibrosis and EPI who received Sollpura. In 2013, Eli Lilly gained agreement from the FDA on the design of a pivotal trial that would provide adequate evaluation of efficacy and safety.

The dose-ranging Phase 1 study TC-1B evaluated five dose levels across a 50-fold range, from 100-to-5000 lipase units (U) per kg per meal in CF-EPI subjects. In this study, greater improvements in nutrients absorption, as measured using the percent change from baseline in the coefficient of fat absorption (CFA) and coefficient of nitrogen absorption (CNA), were observed at doses of 500 lipase U per kg per meal and higher.

Study TC-2A, a Phase 2, randomized, double-blind, parallel group, dose-finding trial, was conducted in 125 pediatric and adult subjects with CF-related EPI who were treated with Sollpura in one of three dosing regimens containing 6,500 U, 32,500 U, and 130,000 U lipase administered per meal or snack. Observed mean CFAs at the end of study were 56.2%, 67.0%, and 69.7% in the 6,500, 32,500, and 130,000 U dose groups, respectively (one-way ANOVA p = 0.0032) with significant improvements in mean changes from baseline (one-way ANOVA p = 0.0005). Pairwise comparison of the CFA values showed that statistically greater improvements were observed at the higher doses of Sollpura compared with the lowest dose of 6,500 U. Similar improvements in the CNA, were observed with Sollpura at the two highest dose levels.

Study 726, a Phase 3, placebo-controlled, parallel design, multinational clinical, evaluated the effects of a single capsule of Sollpura (containing 32,500 U lipase, with protease and amylase in fixed ratios) or placebo administered with every meal or snack in subjects with cystic fibrosis-related EPI. Among the 138 subjects enrolled in this study, treatment with Sollpura resulted in a statistically significant improvement in the change from baseline in the CFA of 21.2% with Sollpura compared with 6.0% with placebo (p = 0.0011).  The median body weight of subjects in this trial was 50 kg, for which the corresponding Sollpura dose was 650 U lipase/kg/meal or snack.

Two one-year studies were conducted to evaluate the safety and effects on nutritional status of Sollpura. Study 810 evaluated adult subjects with EPI due to CP or after pancreatectomy. Among the 214 subjects who were treated, an average dose of 5.5 capsules (containing 32,500 U lipase, with protease and amylase in fixed ratios) of Sollpura per day maintained nutritional status as assessed by serial measurement of height and weight, including age-appropriate growth and weight gain in children. Mean BMI z-scores for subjects in Study 767 were maintained over time on study (mean BMI z-score at baseline, Months 3, 6, and 12 were -0.503,-0.637, -0.688, and -0.655, respectively).

Historical Clinical Studies - Blisibimod

To date, five randomized, clinical studies have been conducted with blisibimod in patients with lupus: two Phase 1 dose-ranging studies by our licensor, Amgen, two double-blind, placebo-controlled dose-ranging clinical outcomes studies, PEARL-SC (Phase 2b) and CHABLIS-SC1 (Phase 3), and a Phase 2 Open-Label Extension study (OLE). All five clinical studies evaluated the efficacy and safety of multiple doses of subcutaneous blisibimod versus placebo in patients with active and seropositive lupus. The PEARL-SC study was completed in June 2012 and the CHABLIS-SC1 study was completed in November 2016. Both studies failed to meet the primary endpoints and we elected to stop further development of blisibimod for the treatment of lupus.

In the CHABLIS-SC1 study, the primary endpoint compared the effects of blisibimod and placebo at Week 52 using the SLE Responder Index-6 (SRI-6): ≥6-point improvement in SELENA-SLEDAI, no new BILAG 1A or 2B domain scores, and <0.3-point increase in Physician’s Global Assessment. Compared with placebo, a higher proportion of subjects on blisibimod met the SRI-6 criteria from Week 16 through Week 52. However, this effect was not statistically significant at the primary endpoint analysis at Week 52. Significant changes in SLE-relevant disease markers were observed with blisibimod, including reductions in urinary protein:creatinine ratio, peripheral B cell lineages, anti-dsDNA, anti-phospholipid antibodies, and serum immunoglobulins, and significant increases in complement C3 and C4. We believe the latter effects support the ongoing research with blisibimod into IgA nephropathy.  As a result of the outcomes of the CHABLIS-SC1 trial, at the end of 2016, we elected to discontinue the Phase 3 CHABLIS-7.5 study, which was initiated in June 2016.

Research and Development

Since our inception in 2004, we have focused primarily on developing our product candidates, which currently include Sollpura and blisibimod. We currently focus our clinical development and research efforts on Sollpura, as an enzyme replacement therapy for EPI, and blisibimod, which is being developed for a renal disease, IgA nephropathy.  In the years ended December 31, 2016, 2015 and 2014, we incurred $46.5 million, $33.6 million and $21.8 million, respectively, of research and development expense.

Our Strategy

Our objective is to develop and commercialize our product candidates to treat serious diseases associated with inflammation, including enzyme replacement therapies and renal disease. To achieve these objectives, we intend to initially focus on the following activities.

Advancing Clinical Development of Sollpura and Blisibimod

We are advancing the development of Sollpura in a Phase 3 registration program in patients with cystic fibrosis-related EPI.  We are also advancing the development of blisibimod to evaluate the broad potential clinical utility of BAFF antagonism. We may opportunistically enter into collaborations with third parties for development of Sollpura and blisibimod, including securing corporate partners whose capabilities complement ours.

Developing Commercial Strategies Designed to Maximize Our Product Candidates’ Market Potential

Our product candidates are focused on highly-specialized physician segments, such as cystic fibrosis specialists and nephrologists. We believe that we can build a small, focused sales force capable of marketing our products effectively in acute care and orphan indications.

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

Approved Categories of Drugs for EPI

There are currently several marketed products for EPI caused by cystic fibrosis, including Creon marketed by AbbVie, Inc., Pancreaze by Janssen Pharmaceuticals, Inc., Pertzye by Cornerstone Therapeutics, Inc., and Ultresa and Zenpep by Aptalis Pharma US. Inc.  Alcresta recently gained marketing approval for its product, Relizorb, which utilizes a digestive lipase enzyme, and is designed for use by adults on enteral tube feeding who have trouble breaking down and absorbing dietary fats.  We are aware of one company with other products in development that are being tested for potential treatment of EPI caused by cystic fibrosis: Nordmark Arzneimittel GmbH & Co. KG’s compound, Burlulipase (also known as NM-BL), recently completed a Phase 1/Phase 2 study in patients with EPI.

PERT Drugs Approved or Under Late-Stage Clinical Development (other than Sollpura)

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

Sollpura

As of the date of this report, our Sollpura portfolio is made up of exclusively licensed patents and patent applications from Eli Lilly, including:

•	Two issued U.S. patents;

•
Four issued European (EP) patents, each validated in one or more of Austria, Belgium, Bulgaria, Cyprus, Czech Republic, Denmark, Estonia, Finland, France, Germany, Great Britain, Greece, Hungary, Iceland, Ireland, Italy, Latvia, Lithuania, Luxembourg, Monaco, Netherlands, Poland, Portugal, Romania, Slovakia, Slovenia, Spain, Sweden, Switzerland and Turkey;

•	14 issued non-EP foreign patents in Australia, Canada, China, Hong Kong, India, Israel, Japan, Mexico, Russia, South Korea and Ukraine; and

•	Three pending non-EP foreign patent application.

We hold exclusive worldwide licenses from Eli Lilly to all of these patents and patent applications.  The exclusively licensed U.S. patents are currently scheduled to expire in March 2025 and July 2028.  Depending upon the timing, duration and specifics of FDA approval of Sollpura, one of these U.S. patents may be eligible for a patent term restoration of up to five years under Hatch-Waxman Act. See “—Regulatory Matters— Patent Term Restoration and Marketing Exclusivity.” This could extend the expiration date of the selected U.S. Patent to as late as March 2030 or July 2033, depending on which patent the term restoration is applied to. We intend to pursue pediatric exclusivity as well, which could add an additional six months to the patent term. The three exclusively licensed EP patents are currently scheduled to expire between February 2021 and October 2025. One of these patents may be eligible for a Supplementary Protection Certificate of up to five years, which could extend the expiration date to between February 2026 and October 2030.

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

We hold exclusive worldwide licenses from Amgen to all of these patents and patent applications. In addition, we hold a non-exclusive worldwide license to one issued U.S. patent, one pending U.S. non-provisional patent application, one EP patent, one pending EP patent application, and over 50 non-EP foreign patents and pending patent applications relating to general peptibody compositions and formulations.

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

We are aware of two third-party issued U.S. patents that contain broad claims related to BLyS or BAFF binding polypeptides. Based on our analyses, if these patents were asserted against us, we do not believe that blisibimod would be found to infringe any valid claim of these patents. If we were to challenge the validity of either of these issued U.S. patents in court, we would need to overcome the presumption of validity that attaches to every U.S. patent by presenting clear and convincing evidence as to the invalidity of the patent’s claims. There is no assurance that a court would find in our favor on questions of infringement or validity, and we could incur substantial costs in litigation if we are required to defend against patent suits brought by third parties or if we initiate these suits. If third-party patents are determined to be valid and construed to cover blisibimod, the development and commercialization of this program could be affected, subjecting us to potential liability for damages and possibly requiring us to obtain a license to continue marketing the affected product. Such a license may not be available on commercially acceptable terms, if at all.

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

In connection with a collaborative arrangement with Zenyaku for the development of IgA nephropathy that was executed in December 2014 and terminated in January 2016, we amended the Amgen Agreement in November 2014 to (i) adjust certain royalty and milestone payment obligations payable to Amgen in light of our collaboration with Zenyaku and (ii) provide that the sublicense granted by us to Zenyaku shall survive the termination of the Amgen Agreement.  Under this amendment, we also agreed to grant Amgen that number of shares of our common stock equal to $1.0 million divided by the volume weighted average price of our common stock for 20 trading days prior to issuance.  We issued 420,751 shares of common stock to Amgen at $2.3767 per share on January 28, 2015 pursuant to a subscription agreement with Amgen, with the consideration paid by Amgen in the form of a waiver of a fee otherwise payable to Amgen under the Amgen Agreement.

Eli Lilly and Company

On July 11, 2014, we entered into a worldwide, exclusive license agreement with Eli Lilly (the “Lilly Agreement”), to develop and commercialize Sollpura, a Phase 3 novel investigational PERT for the treatment of patients with EPI, often seen in patients with cystic fibrosis and other conditions. Under the terms of the Lilly Agreement, we were not required to make any up-front payment but we are obligated to make milestone payments of up to $33.5 million for capsule products and $9.5 million for reformulated products upon the achievement of certain regulatory and commercial sales milestones, none of which have been achieved as of December 31, 2015.  In addition, after sales of the licensed products exceed an aggregate of $100.0 million in the United States, we are obligated to pay tiered royalties on future net sales of products, ranging from the single digits to the mid-teens for products that are developed and approved as defined in the Lilly Agreement. Our royalty obligations as to a particular licensed product will be payable, on a licensed product-by-licensed product basis, for the longer of (a) the date of expiration of the last to expire valid claim within the licensed patents that covers the manufacture, use or sale, offer to sell, or import of such licensed product by us or a sublicense in such country, or (b) 12 years after the first commercial sale of the applicable licensed product in the applicable country.

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

Regulatory Matters

Government Regulation and Product Approval

Government authorities in the United States at the federal, state and local level and other countries extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, marketing, export and import of products such as those we are developing. Our product candidates must be approved by the FDA through either the new drug application, or NDA, process, or the biologics license application, or BLA, process before they may legally be marketed in the United States. Both of our drug candidates, Sollpura and blisibimod, are biologically manufactured and will go through the BLA process for approval if successful in Phase 3.

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

Progress reports detailing the results of the clinical studies must be submitted at least annually to the FDA.  Safety reports must be submitted to the FDA and the investigators within 15 days after the sponsor determines the information qualifies for reporting for serious and unexpected suspected adverse reactions, findings from other studies or animal or in vitro testing that suggest a significant risk in humans, or any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator’s brochure.  A sponsor also must notify FDA of any unexpected fatal or life-threatening suspected adverse reaction within 7 days after the sponsor’s receipt of the information.  Phase 1, Phase 2 and Phase 3 testing may not be completed successfully within any specified period, if at all. The FDA, a data safety monitoring board, or the sponsor may suspend or terminate a clinical study at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical study at its institution if the clinical study is not being conducted in accordance with the IRB’s requirements or if the drug or biological product has been associated with unexpected serious harm to patients.

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

Employees

As of December 31, 2016, we had 33 employees. All of our employees are engaged in administration, finance, clinical, manufacturing, regulatory and business development functions. None of our employees are represented by a labor union, and we believe that our relations with our employees are good.

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

We are a clinical-stage biotechnology company with two assets in the clinical stage of development.  Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales to date and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception in 2004. As of December 31, 2016, we had an accumulated deficit of $407.6 million. Substantially all of our losses resulted from costs incurred in connection with our product development programs and from general and administrative costs associated with our operations.

We expect to incur additional losses over the next several years, and these losses may increase if we cannot generate revenues. Our historical losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. In addition, if we obtain regulatory approval for our product candidates, we may incur significant sales, marketing, in-licensing and outsourced manufacturing expenses as well as continued product development expenses. As a result, we expect to continue to incur significant and increasing losses for the foreseeable future.  As more fully discussed in Note 1 to the Financial Statements, we believe there is substantial doubt about our ability to continue as a going concern as we do not currently have sufficient cash resources to fund our operations through March 16, 2018, or one year from the filing date of the Form 10-K.  Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. If we are unable to continue as a viable entity, our stockholders may lose their entire investment.

We have never generated any product revenue and may never be profitable.

Our ability to generate product revenue and achieve profitability depends on our ability, alone or with collaborators, to successfully complete the development of our product candidates, conduct clinical studies in patients, obtain the necessary regulatory approvals for our product candidates and commercialize any approved products.  We have not generated any revenue from the commercial sales of our product candidates since our inception and do not expect to generate any revenue from the commercial sales of our product candidates in the near term. However, as a result of the collaborative arrangement that we entered into with Zenyaku in December 2014 for the development of blisibimod, we began recognizing license fee revenue and collaborative revenue in 2015.  The license fee revenue from the collaborative arrangement with Zenyaku was initially amortized as revenue over the performance obligation period (product development period) while reimbursement for our full time employees (“FTEs”) was recorded as collaborative revenues as incurred.  In September 2015, Zenyaku provided us a notice of its intent to terminate the Zenyaku Agreement, effective January 7, 2016.  The termination was “at will” and Zenyaku alleged no breach of the Zenyaku Agreement by us.  As a result of an early termination of the Zenyaku Agreement, we do not expect to recognize revenues under the Zenyaku Agreement beyond January 2016.  The commercial success of our development-stage product candidates will depend on a number of factors, including, but not limited to, our ability to:

•	obtain favorable results for and advance the development of Sollpura, our product candidate for the treatment of patients with low digestive enzyme levels and potentially other diseases;

•
obtain favorable results for and advance the development of blisibimod, our product candidate for the treatment of B-cell mediated autoimmune diseases, including successfully launching and completing clinical studies in patients with  IgA nephropathy, or other indications related to the development of blisibimod;

•	obtain regulatory approval for Sollpura and blisibimod;

•	if regulatory approvals are obtained, begin the commercial manufacturing of our product candidates with third-party manufacturers;

•	launch commercial sales and effectively market our product candidates, either independently or in strategic collaborations with third parties; and

•	achieve broad market acceptance of our product candidates in the medical community and with third-party payors.

Our product candidates are subject to the risks of failure inherent in the development of therapeutics based on new technologies. Our product candidates have failed in clinical studies because we were unable to demonstrate that they were effective.  Furthermore, our products candidates could fail if they cause unacceptable adverse effects in the patients we treat.  Failure of our product candidates in clinical studies will have a material adverse effect on our ability to generate revenue or become profitable.  If we are not successful in achieving regulatory approval for our product candidates or are significantly delayed in doing so, our business will be materially harmed.

We will need substantial additional capital in the future to fund our operations. If additional capital is not available, we will have to delay, reduce or cease operations.  Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern.

We will need to raise substantial additional capital to fund our operations and to develop our product candidates. Our future capital requirements will depend on many factors including:

•	the scope, size, rate of progress, results and costs of our clinical studies and other development activities for our product candidates;

•	manufacturing campaign for Sollpura and blisibimod clinical materials, including formulation development and product enhancement;

•	non-clinical activities that we may pursue parallel to our clinical studies;

•	the cost, timing and outcomes of regulatory proceedings;

•	payments received under any strategic collaborations;

•	the filing, prosecution and enforcement of patent claims;

•
the costs associated with commercializing our product candidates if they receive regulatory approval, including the cost and timing of developing sales and marketing capabilities, or entering into strategic collaboration with others relating to the commercialization of our product candidates; and

•	revenues received from approved products, if any, in the future

The amount of cash and other sources of capital available to us, including the net proceeds from our March 2017 offering, are not expected to be sufficient to fund our expected needs for the next twelve months, which results in substantial doubt about our ability to continue as a going concern and our independent registered public accounting firm included an explanatory paragraph to the effect that there is substantial doubt about our ability to continue as a going concern in its report included in its opinion to our consolidated financial statements for the fiscal year ended December 31, 2016. Changing circumstances may cause us to consume capital significantly faster than we currently anticipate. Additional financing may not be available when we need it or may not be available on terms that are favorable to us. If adequate funds are not available to us on a timely basis, or at all, we may be required to:

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

In July 2014, we entered into the Lilly Agreement, pursuant to which we obtained an exclusive worldwide license to certain technology and compounds relating to Sollpura. Pursuant to the Lilly Agreement, we are required to make various milestone payments upon our achievement of certain regulatory and commercial objectives for any Sollpura formulation. We are also required to make tiered royalty payments on net sales, which percentage increases from the high single digits to the mid-teens as net sales increase.

In March 2015, we received a research award of up to $3 million from Cystic Fibrosis Foundation Therapeutics Incorporated (“CFFT”) for the development of Sollpura.  Under the research award agreement, we are obligated to pay royalties to CFFT as follows: i) a one-time royalty in an amount equal to the five times the award, payable in three installments between the first and second anniversaries of the first commercial sale of a product; ii) a one-time royalty in an amount equal to the actual award after net product sales reaches $100 million; and iii) in the event of a license, sale or other transfer of the product or a change of control transaction prior to the commercial sale of the product, a milestone payment equal to three times the actual award.

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

We were incorporated in September 2004.  Our operations to date have been limited to organizing and staffing our company, acquiring product and technology rights, conducting product development activities for our primary product candidates, Sollpura and blisibimod, and performing research and development. We have not yet demonstrated an ability to obtain regulatory approval for or commercialize a product candidate. Consequently, any predictions about our future performance may not be as accurate as they could be if we had a history of successfully developing and commercializing pharmaceutical products.

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

We are party to the Amgen Agreement, which provides for the exclusive worldwide licenses of the compositions of matter and methods of use for blisibimod, as well as non-exclusive worldwide licenses of compositions of matter and methods of use relating to peptibodies generally.  We are also party to the Lilly Agreement, which provides for an exclusive worldwide license of the compositions of matter, formulation, and methods of use patents for Sollpura.  These agreements require us to make timely milestone and royalty payments, provide regular information, maintain the confidentiality of and indemnify our licensors under the terms of the agreements.

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

The market for pancreatic enzyme replacement therapy is also highly competitive. There are currently several marketed products for EPI caused by cystic fibrosis, including Creon marketed by AbbVie, Inc., Pancreaze by Janssen Pharmaceuticals, Inc., Pertzye by Cornerstone Therapeutics, Inc., and Ultresa and Zenpep by Aptalis Pharma US. Inc. We are also aware of companies with other products in development that are being tested for potential treatment of EPI caused by cystic fibrosis: Johnson and Johnson Research and Development LLC recently completed a Phase 3 study to assess the effectiveness and safety of oral pancrelipase MT in the treatment of adult and pediatric/adolescent cystic fibrosis patients with clinical symptoms of EPI; and Nordmark Arzneimittel GmbH & Co. KG’s compound, Burlulipase, is being tested in a  Phase 3 study in patients with EPI.

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

Blisibimod - the most common adverse effects seen with blisibimod versus placebo include injection site erythema and nasopharyngitis. The most common serious adverse events seen with blisibimod include Herpes zoster, pneumonia, urinary tract infections and deep vein thrombosis, cellulitis, intervertebral disc protrusion, spontaneous abortion, and kidney stones. During the placebo-controlled Phase 2 PEARL study, blisibimod was safe and well-tolerated at all dose levels with no meaningful imbalances in serious adverse events or infections between blisibimod and placebo. Discontinuation due to adverse event was lower among blisibimod-treated subjects (5.7%) compared to placebo (7.9%). Amongst the commonly-reported adverse events, imbalance was observed only with injection site reactions (200mg QW blisibimod = 15%, matched placebo = 7%), but these were not serious or severe and did not result in discontinuation of treatment.

Sollpura – the most common adverse effects seen with Sollpura include general gastrointestinal disorder, such as abdominal pain, flatulence, loose stools and diarrhea.

Our second product candidate, Sollpura, which we licensed from Eli Lilly in July 2014, received a complete response letter (“CRL”) from the U.S. FDA while it was under development by Eli Lilly in April 2011. Eli Lilly has attempted to address the material items highlighted by the FDA in the CRL and worked directly with the U.S. FDA on a clinical development program for Sollpura which, if successful, could result in regulatory approval of Sollpura. There are still open items from the CRL that we will need to address with the U.S. FDA. While we plan to make reasonable efforts to accommodate and address the U.S. FDA’s inquires and request, we are unable to determine the final outcome of the CRL. Any delay in addressing the CRL to the satisfaction of the U.S. FDA may result in postponement of our Phase 3 clinical trial of Sollpura in patients with EPI.

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

Even if U.S. regulatory approval is obtained, the U.S. FDA may still impose significant restrictions on a product’s indicated uses or marketing or impose ongoing requirements for potentially costly post-approval studies or post-market surveillance. For example, the label ultimately approved for blisibimod or Sollpura, if any, may include restrictions on use. Further, the U.S. FDA has indicated that long-term safety data on blisibimod may need to be obtained as a post-market requirement. Our product candidates will also be subject to ongoing U.S. FDA requirements governing the labeling, packaging, storage, distribution, safety surveillance, advertising, promotion, recordkeeping and reporting of safety and other post-market information. In addition, manufacturers of drug products and their facilities are subject to continual review and periodic inspections by the U.S. FDA and other regulatory authorities for compliance with current good manufacturing procedures, or cGMP, regulations. If we or a regulatory agency discovers previously unknown problems with our product candidates, such as adverse events of unanticipated severity or frequency, or problems with the facility where the products are manufactured, a regulatory agency may impose restrictions on the products, the manufacturing facility or us, including requiring recall or withdrawal of the products from the market or suspension of manufacturing. If we, our product candidates or the manufacturing facilities for our product candidates fail to comply with applicable regulatory requirements, a regulatory agency may:

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

Recently enacted and future legislation or regulatory requirements or reform of the health care system in the United States and foreign jurisdictions may affect our ability to sell our products profitably.

New federal legislation or regulatory requirements could affect the requirements for obtaining regulatory approvals of our product candidates or otherwise limit our ability to commercialize any approved products or subject our products to more rigorous post-approval requirements. New legislation and additional proposals if enacted, may make it more difficult or burdensome for us to obtain approval of our product candidates, any approvals we receive may be more restrictive or be subject to onerous post-approval requirements, our ability to successfully commercialize approved products may be hindered and our business may be harmed as a result.

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

We are highly dependent on Mr. Craig Thompson, our Chief Executive Officer, Dr. William R. Shanahan, our Chief Medical Officer, Dr. Chuck Olson, our Chief Technology Officer, and Ms. Klara Dickinson-Eason, our Senior Vice President and Chief Regulatory Officer, and the other principal members of our executive team. The loss of the services of any of these persons might impede the achievement of our research, development and commercialization objectives.  Recruiting and retaining qualified scientific personnel and possibly sales and marketing personnel will also be critical to our success.  We may not be able to attract and retain these personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific personnel from universities and research institutions. Failure to succeed in clinical studies may make it more challenging to recruit and retain qualified scientific personnel. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us.

Risks Related to the Securities Markets and Investment in Our Common Stock

We are subject to securities litigation, which is expensive and could divert management attention.

Our share price has been and may continue to be volatile. Companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We are a target of this type of litigation. For example, on February 13, 2017, a complaint was filed in the United States District Court for the Northern District of California captioned Brian Clevlen v. Anthera Pharmaceuticals, Inc., et al., Case No. 3:17- cv-715, on behalf of a putative class of the Company’s stockholders against the Company and certain of its current and former officers, as discussed in Item 3. Legal Proceedings.  Litigation of this type could result in substantial costs and diversion of management’s attention and resources, which could adversely impact our business. Any adverse determination in litigation could also subject us to significant liabilities.

Our common stock is currently at risk for delisting from NASDAQ. Delisting could adversely affect the liquidity of our common stock and the market price of our common stock could decrease.

Our common stock is currently listed on The NASDAQ Global Market (“NASDAQ”). NASDAQ has minimum requirements that a company must meet in order to remain listed on NASDAQ. These requirements include maintaining a minimum closing bid price of $1.00 per share.  On February 10, 2017, we received a letter from The Nasdaq Global Stock Market informing us that for the last 30 consecutive business days the bid price of our common stock has closed below the minimum $1.00 per share requirement for continued inclusion under Listing Rule 5450(a)(1).  The letter stated that Nasdaq will provide the Company a grace period of 180 calendar days, or until August 9, 2017, to regain compliance.  To regain compliance, any time before August 9, 2017, the bid price of our common stock must close at $1.00 per share or more for a minimum of 10 consecutive business days.

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

Our stock price has been and will likely continue to be volatile, which could result in the decline of the value of your investment in our common stock or class action litigation against us and our management, which could cause us to incur substantial costs and divert management’s attention and resources.

The market price for our common stock has been and is likely to continue to be volatile. In addition, the market price of our common stock may fluctuate significantly in response to a number of factors, most of which we cannot predict or control, including:

•	plans for, progress in and results from clinical studies for our product candidates;

•	announcements of new products, services or technologies, commercial relationships, acquisitions or other events by us or our competitors;

•	developments concerning proprietary rights, including those pertaining to patents patent applications held by our licensors;

•	failure of any of our product candidates, if approved, to achieve commercial success;

•	fluctuations in stock market prices and trading volumes of securities of similar companies;

•	general market conditions and overall fluctuations in U.S. equity markets;

•	variations in our operating results, or the operating results of our competitors;

•	changes in our financial guidance or securities analysts’ estimates of our financial performance;

•	changes in accounting principles;

•	sales of large blocks of our common stock, including sales by our executive officers, directors and significant stockholders;

•	publication of research reports about us or our industry or positive or negative recommendations or withdrawal of research coverage by securities analysts;

•	additions or departures of any of our key personnel;

•	announcements related to litigation;

•	changing legal or regulatory developments in the United States and other countries;

•	delisting from the NASDAQ Global Market; and

•	discussion of us or our stock price by the financial press and in online investor communities.

Although our common stock is listed for trading on the NASDAQ Global Market, our securities have been relatively thinly traded. Investor trading patterns could serve to exacerbate the volatility of the price of the stock. Accordingly, it may be difficult to sell shares of common stock quickly without significantly depressing the value of the stock. Unless we are successful in developing continued investor interest in our stock, sales of our stock could result in major fluctuations in the price of the stock. In addition, the stock market in general, and The NASDAQ Global Market in particular, have experienced substantial price and volume volatility that is often seemingly unrelated to the   operating performance of particular companies. These broad market fluctuations may cause the trading price of our common stock to decline. In the past, securities class action litigation has often been brought against a company after a period of volatility in the market price of its common stock. Securities litigation against us, including as discussed elsewhere in this form 10-K,  could result in substantial expenses and the diversion of our management’s attention and resources and could harm our business, operating results and financial condition.

Because a small number of our existing stockholders own a material amount of our voting stock, your ability to influence corporate matters will be limited.

Our executive officers, directors and greater than 5% stockholders, in the aggregate, own approximately 17.56% of our outstanding common stock. As a result, such persons, acting together, will have the ability to influence our management and affairs and substantially all matters submitted to our stockholders for approval, including the election and removal of directors and approval of any significant transaction. These persons will also have the ability to influence our management and business affairs. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.

Future sales of our common stock may cause our stock price to decline.

As of the date of this report, there were 45,964,286 shares of our common stock outstanding. On March 14, 2017, we entered into an underwriting agreement with H.C. Wainwright, pursuant to which we agreed to issue and sell 30,000,000 shares of our common stock and warrants to purchase an aggregate of 60,000,000 shares of our common stock.  Under the terms of the underwriter agreement, we granted the underwriter a 30-day option to purchase an additional 4,500,000 shares of common stock and/or warrants to purchase up to an additional 9,000,000 shares of common stock.   In addition, as of December 31, 2016, we had outstanding options and warrants to purchase 8,294,438 shares of our common stock that, if exercised, will result in these additional shares becoming available for sale. A large portion of these shares and outstanding equity awards are held by a small number of persons and investment funds. Sales by these stockholders or option holders of a substantial number of shares could significantly reduce the market price of our common stock. Moreover, certain holders of shares of common stock will have rights, subject to some conditions, to require us to file registration statements covering the shares they currently hold, or to include these shares in registration statements that we may file for ourselves or other stockholders.

We have registered or will register all common stock that we may issue under our 2013 Stock Option and Incentive Plan (the “2013 Plan”), our Amended and Restated 2010 Stock Option and Incentive Plan (the “2010 Plan”) and our Employee Stock Purchase Plan (the “ESPP”). As of December 31, 2016, an aggregate of 472,676 shares of our common stock have been reserved for future issuance under the 2013 Plan, plus any shares cancelled under our 2005 Equity Incentive Plan and 2010 Plan, and an aggregate of 68,677 shares of common stock have been reserved for future issuance under our ESPP. These shares can be freely sold in the public market upon issuance. If a large number of these shares are sold in the public market, the sales could reduce the trading price of our common stock.

In addition, we may sell shares of stock pursuant a Sales Agreement with H.C. Wainwright & Co., LLC (“H.C. Wainwright”) executed in April 2016 pursuant to an at-the-market equity program (“ATM”) under which we may from time to time offer and sell up to $25.0 million shares of our common stock.  On March 14, 2017, we amended the H.C. Wainwright agreement and reduced the amount of securities to $23 million, of which $20.3 million remained available to be sold as of the date of this report.

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

We may be unable to issue securities under our shelf registration statement, which may have an adverse effect on our liquidity.

We have filed a shelf registration statement on Form S-3 with the SEC.  The registration statement is subject to Instruction I.B.6. of Form S-3, which imposes a limitation on the maximum amount of securities that we may sell pursuant to the registration statement during any twelve-month period.  At the time we sell securities pursuant to the registration statement, the amount of securities to be sold plus the amount of any securities we have sold during the prior twelve months in reliance on Instruction I.B.6. may not exceed one-third of the aggregate market value of our outstanding common stock held by non-affiliates as of a day during the 60 days immediately preceding such sale, as computed in accordance with Instruction I.B.6.  Based on this calculation and as a result of this offering, we expect that we will be significantly limited, and likely unable, to sell additional securities pursuant to our effective registration statement on Form S-3 for a period of twelve months following the date of this offering, unless and until the market value of our outstanding common stock held by non-affiliates increases significantly. If we cannot sell securities under our shelf registration, we may be required to utilize more costly and time-consuming means of accessing the capital markets, which could materially adversely affect our liquidity and cash position.

 Risks Related to Our Series X Convertible Preferred Stock

If we do not receive shareholder approval under Nasdaq Marketplace Rule 5635(d) to issue more than 19.99% of our outstanding shares of common stock relating to our sale of Series X Units to certain institutional investors, such institutional investors shall have the right to require the Company to redeem any or all of the Series X Convertible Preferred Stock that is ineligible for conversion.

The Company is not required to issue any shares of common stock upon conversion of any shares of Series X Convertible Preferred Stock to the extent that (i) the aggregate issuance of common stock will be greater than 8,385,828 shares or 19.99% of the total outstanding shares of the Company and (ii) the conversion has not been approved by the Company’s stockholders in accordance with the stockholder approval requirements of Nasdaq Marketplace Rule 5635(d) (a “Blocked Conversion”). In the event that a Blocked Conversion occurs after April 30, 2017, the holders of shares of Series X Convertible Preferred Stock who are not able to convert their Series X Convertible Preferred Stock in full because of the Blocked Conversion shall have the right to require the Company to redeem any or all of the Series X Convertible Preferred Stock that is ineligible for conversion at a redemption price equal to the product of: (x) the number of their shares underlying the to-be-redeemed Series X Convertible Preferred Stock, multiplied by (y) the two-day volume weighted average price of the Company’s common stock prior to the date of delivery of such notice of redemption. Based on a conversion price of $1.9692 per share, the Series X Convertible Preferred Stock would convert into 8,632,947 shares of common stock, which exceeded the Threshold Amount by 247,119 shares of common stock or approximately 487 shares of Series X convertible preferred stock, which are subject to contingent redemption as of December 31, 2016. Such forced redemption would be an additional cost to the Company and may negative affect its stock price.

Risks Related to Our Intellectual Property

If our or our licensors’ patent positions do not adequately protect our product candidates or any future products, others could compete with us more directly or prevent us from commercializing our products, which would harm our business.

We hold license rights to numerous U.S. European Patents (“EP”), and non-EP foreign patents and patent applications relating to blisibimod and Sollpura. Our Sollpura portfolio is made up of exclusively licensed patents and patent applications from Eli Lilly.  Our blisibimod portfolio is made up of exclusively and non-exclusively licensed patents and patent applications from Amgen, Inc.

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

We are aware of two third-party issued United States patents that contain broad claims related to BLyS or BAFF binding polypeptides. Based on our analyses, if these patents were asserted against us, we do not believe that blisibimod would be found to infringe any valid claim of these patents. If we were to challenge the validity of either of these issued United States patent in court, we would need to overcome the presumption of validity that attaches to every United States patent by presenting clear and convincing evidence as to the invalidity of the patent’s claims. There is no assurance that a court would find in our favor on questions of infringement or validity, and we could incur substantial costs in litigation if we are required to defend against patent suits brought by third parties or if we initiate these suits. If third party patents are determined to be valid and construed to cover blisibimod, the development and commercialization of this program could be affected, subjecting us to potential liability for damages and in addition may require us to obtain a license to continue marketing the affected product. Such a license may not be available on commercially acceptable terms, if at all.

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

We are party to a license agreement with Amgen that provides exclusive and worldwide rights to develop and commercialize the novel BAFF inhibitor blisibimod, as well as non-exclusive rights to certain technology relating to peptibody compositions and formulations. We are also a party to a license agreement with Eli Lilly and Company that provides exclusive and worldwide rights to develop and commercialize Sollpura, as well as non-exclusive rights to certain technology relating to Sollpura compositions and formulations.

We depend in part on our licensors to protect the proprietary rights covering blisibimod and Sollpura. Our licensors are responsible for maintaining certain issued patents and prosecuting certain patent applications. We have limited, if any, control over the amount or timing of resources that our licensors devote on our behalf or the priority they place on maintaining these patent rights and prosecuting these patent applications to our advantage. Our licensors may also be notified of alleged infringement and be sued for infringement of third-party patents or other proprietary rights. We may have limited, if any, control or involvement over the defense of these claims, and our licensors could be subject to injunctions and temporary or permanent exclusionary orders in the United States or other countries. Our licensors are not obligated to defend or assist in our defense against third-party claims of infringement. We have limited, if any, control over the amount or timing of resources, if any, that our licensors devote on our behalf or the priority they place on defense of such third-party claims of infringement.

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

ITEM 3. LEGAL PROCEEDINGS

On February 13, 2017, a complaint was filed in the United States District Court for the Northern District of California captioned Brian Clevlen v. Anthera Pharmaceuticals, Inc., et al., Case No. 3:17-cv-715, on behalf of a putative class of the Company’s stockholders against the Company and certain of its current and former officers.  The complaint asserts claims under sections 10(b) and 20(a) of the Securities Exchange Act of 1934 on behalf of all stockholders that purchased the Company’s common stock between February 10, 2015 and December 27, 2016.  The complaint alleges that the Company made false or misleading statements and/or omissions with respect to the CHABLIS-SC1 trial and SOLUTION study.  The complaint seeks unspecified damages, interest, attorneys’ fees, costs, and such other relief at the Court may deem just and proper.  The Company intends to vigorously defend itself against the allegations in the action.

Other than as described above, we are not subject to any material pending legal proceedings.  From time to time, we may be involved in routine legal proceedings, as well as demands, claims and threatened litigation, which arise in the normal course of our business.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our common stock has been listed on The NASDAQ Global Market under the symbol “ANTH” since our initial public offering (“IPO”). Prior to that offering, there was no public market for our common stock. The following table sets forth, for the periods indicated, the high and low intraday sales prices of our common stock as reported by The NASDAQ Global Market:

	High	Low
First Quarter 2015	$6.37	$1.59
Second Quarter 2015	$9.89	$4.05
Third Quarter 2015	$11.65	$5.80
Fourth Quarter 2015	$7.15	$4.25
First Quarter 2016	$4.90	$2.28
Second Quarter 2016	$4.40	$2.69
Third Quarter 2016	$4.00	$2.80
Fourth Quarter 2016	$3.42	$0.64

Holders of our Common Stock

As of December 31, 2016, an aggregate of 45,964,286 shares of our common stock and 9,499 shares of Series X convertible preferred stock were issued and outstanding and were held by 37 and 5 registered holders, respectively, based on information provided by the Company’s transfer agent. A significantly larger number of stockholders may be "street name" or beneficial holders, whose shares of record are held by banks, brokers and other financial institutions.

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

Issuer Purchases of Equity Securities

We did not repurchase any securities during the quarter or year ended December 31, 2016.

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

	Year Ended December 31,
	2016	2015	2014	2013	2012

	(in thousands, except share and per share data)
Statement of Operations Data:
Revenues
License revenue	$139	$2,562	$—	$—	$—
Collaborative revenue	6	623	—	—	—
Total revenues	145	3,185	—	—	—
Operating expenses
Research and development	$46,512	$33,498	$21,839	$21,684	$49,219
General and administrative	11,071	7,568	6,620	6,563	6,715
Research award (1)	(261)	(2,638)	—	—	—
Total operating expenses	57,322	38,428	28,459	28,247	55,934

Loss from operations	(57,177)	(35,243)	(28,459)	(28,247)	(55,934)
Other income (expense)
Other income (expense)	(90)	23	(96)	(15)	(111)
Interest expense	—	—	(1,049)	(2,599)	(3,354)
Change in fair value of warrant liability	1,744	—	—	—	—
Mark-to-market adjustment of warrant liability	—	—	—	—	14,070
Total other income (expense)	1,654	23	(1,145)	(2,614)	10,605
Net loss	$(55,523)	$(35,220)	$(29,604)	$(30,861)	$(45,329)
Deemed dividends attributable to preferred stock	(10,914)	—	—	—	—
Net loss applicable to common stockholders	(66,437)	$(35,220)	$(29,604)	$(30,861)	$(45,329)
Net loss per share — basic and diluted (2)	$(1.61)	$(0.99)	$(1.36)	$(1.69)	$(6.27)
Weighted average shares used in net loss per share -- basic and diluted (3)	41,310,269	35,631,237	21,776,269	18,267,413	7,225,406

	December 31,
	2016	2015	2014	2013	2012

	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$20,843	$46,951	$2,639	$25,946	$24,753
Restricted cash	—	—	—	10,000	—
Working capital	12,084	39,394	(2,729)	18,743	6,429
Total assets	23,471	48,125	3,490	37,417	26,445
Total notes payable	—	—	—	17,875	20,550
Total liabilities	10,624	8,468	5,751	22,659	29,971
Contingently redeemable & convertible preferred stock	377	—	—	—	—
Convertible preferred stock	8,614	—	—	—	—
Common stock and additional paid-in capital	411,410	391,688	314,550	301,965	252,827
Accumulated deficit	(407,554)	(352,031)	(316,811)	(287,207)	(256,346)
Total stockholders’ equity (deficit)	12,470	39,657	(2,261)	14,758	(3,526)

(1)
In March 2015, we received a research award of up to $3 million from CFFT for our development of Sollpura.  For the year ended December 31, 2016, we recognized $0.3 million in research award from CFFT in connection with achieving certain milestones specified in the award agreement.  The amount has been recognized as a component of Operating Expenses.

(2)	Diluted earnings per share, or EPS, is identical to basic EPS since common equivalent shares are excluded from the calculation, as their effect is anti-dilutive.

(3)	Weighted average shares used in net loss per basic and diluted share in 2012 have been adjusted to reflect a 1-for-8 reverse stock split effectuated by the Company on July 15, 2013.

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

Overview

Anthera Pharmaceuticals, Inc. is a biopharmaceutical company focused on advancing the development and commercialization of innovative medicines that benefit patients with unmet medical needs. We currently have two compounds in development, Sollpura and blisibimod.  We licensed Sollpura from Eli Lilly & Co (“Eli Lilly”) in July 2014.  Sollpura is a novel non-porcine investigational Pancreatic Enzyme Replacement Therapy (“PERT”) intended for the treatment of patients with Exocrine Pancreatic Insufficiency (“EPI”), often seen in patients with cystic fibrosis and other conditions.  We licensed blisibimod from Amgen, Inc. (“Amgen”) in December 2007.  Blisibimod targets B-cell activating factor, or BAFF, which has been shown to be elevated in a variety of B-cell mediated autoimmune diseases, including Immunoglobulin A nephropathy, or IgA nephropathy, systemic lupus erythematosus, or lupus, lupus nephritis, and others.

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

In December 2014, we entered in an exclusive license agreement with Zenyaku for the development and commercialization of blisibimod in Japan and potentially other countries throughout Asia.  In September 2015, Zenyaku provided us a notice of its intent to terminate the Zenyaku Agreement, effective January 7, 2016.  The termination was “at will” and Zenyaku alleged no breach of the Zenyaku Agreement by us.  There were no termination penalties incurred by us in connection with the early termination of the Zenyaku Agreement.  We also regained full worldwide rights for blisibimod and we are actively pursuing partnerships with pharmaceutical and biotech companies to further advance the development of blisibimod globally.

In March 2015, we received a research award of up to $3 million from CFFT for our development of Sollpura.  We retain the right to develop and commercialize Sollpura and will owe royalties to CFFT on net sales of any drug candidate approved and commercialized under the collaboration. The funding is to be disbursed by CFFT to us upon our achievement of milestones specified in the agreement.  At our discretion, we may choose to fund a particular stage of the Sollpura development plan without CFFT funds.  Any CFFT funds not expended on the development program of Sollpura must be returned to CFFT and, upon such return, the amounts of such returned funds will not be included as part of the research award for the purpose of calculating royalties or other amounts owed by us to CFFT.  To the extent CFFT provides or makes available any information, expertise, know-how or other intellectual property related to cystic fibrosis or the treatment, prevention or cure thereof (“CFFT Know-How”) to us, CFFT grants to us a non-exclusive, transferrable, sublicensable, worldwide rights and license under all of CFFT’s rights in such CFFT Know-How to assist us to research, develop, commercialize, make or have made, use, sell, have sold, offer for sale, import, export and otherwise exploit the product.

Our Phase 3 Development of Sollpura in EPI

We initiated the Phase 3 SOLUTION study in the third quarter of 2015.  SOLUTION was a randomized, open-label, assessor-blind, non-inferiority, active-comparator study evaluating the efficacy and safety of Sollpura in patients with cystic fibrosis-related exocrine pancreatic insufficiency. This pivotal study enrolled 128 patients in North America, Europe and Israel is intended to evaluate the non-inferiority of Sollpura compared with another commercially available PERT in a population of porcine-derived PERT responders. Topline data announced in December 2016 showed that the study narrowly missed the CFA non-inferiority margin of the primary modified Intent to Treat (mITT) analysis by one percent; however, by additional pre-specified analyses of CFA (mITT-Baseline Observation Carried Forward and Per Protocol), Sollpura met the non-inferiority criterion.  The study also confirmed that the ratio of the three enzymes in Sollpura demonstrated an appropriate response in the coefficient of nitrogen absorption (CNA).  CNA is a measure of protein digestion and absorption and is a key requirement of our planned US FDA regulatory submission. We expect to release data from the extension phase of the study in the first quarter of 2017.

Due to the narrow miss of the SOLUTION study, we plan to initiate a new Phase 3 study (RESULT), informed by data produced from the SOLUTION study. The RESULT study is expected to commence in the first half  of 2017.  Similar to the SOLUTION study, the RESULT study is a randomized, open-label, non-inferiority, active-comparator study. Approximately 150 cystic fibrosis patients who are porcine PERT responders will be enrolled in the same geographies as the SOLUTION study. Based on data from the SOLUTION study, the RESULT study’s design is being modified to 1) start Sollpura dosing as 125% of the pre-study PERT dose, and 2) allow for a more liberal dose titration, as needed, based on signs and symptoms throughout the primary treatment phase of the study. We believe that efficacy in the SOLUTION trial was limited by a restrictive dose optimization paradigm in a population whose dose of lipase at baseline had been optimized for porcine PERTs (but not Sollpura) and that modification of the dosing paradigm may allow for success in the RESULT study. Topline data from the RESULT study is expected around the end of 2017 or early 2018.

A second, smaller Phase 3 study, SIMPLICITY, was initiated in the second quarter of 2016.  The SIMPLICITY study utilizes sachets containing Sollpura powder for oral solution. plan to enroll approximately 46 patients in two parts (Part A and Part B). Part A which evaluated the safety and general usability of the Sollpura powder for oral solution in 15 patients ≥7 years of age was completed in the fourth quarter of 2016. An independent Data Monitoring Committee evaluated the data from Part A and has determined that it is safe to proceed to enroll pediatric subjects below 7 years of age in Part B of the study. Based on the learning from the SOLUTION study, we plans to amend the SIMPLICITY study to follow similar dosing approach as the RESULT study. Part B will commence enrollment towards the middle of 2017. We expect to fully enroll the SIMPLICITY study and report topline data around the end of 2017 or early 2018, depending upon study initiation timeline.

During the third quarter of 2016, we initiated the EASY study, which provides continued access to Sollpura for patients who completed the SOLUTION study. We plan to modify this study to allow patients completing future studies (e.g., RESULT or SIMPLICITY Part B) to have continued access until the BLA for Sollpura is approved by the FDA.

We believe our Sollpura studies may offer a number of potential opportunities for differentiation versus the currently marketed porcine-derived PERTs, including:

•	Use of biotechnology-derived high-purity enzymes that are produced by fermentation processes rather than from mammalian organs which carry a label warning for viral transmission;

•	use of a novel chemically modified lipase drug substance that provides resistance to degradation at gastric pH;

•	a formulation containing a ratio of the three digestive enzymes (lipase, protease and amylase) that closely matches the naturally-occurring enzyme ratio in humans;

•	A product that is wholly non-porcine. The enzymes and excipients are non-porcine, and the capsule meets all of the specifications for kosher and halal;

•
a capsule formulation using known, safe, excipients that provides lower pill burden and good delivery performance. The pure, high-activity enzyme constituents, and absence of bulky enteric coating give rise to smaller, easy-to-swallow capsules with good disintegration once swallowed, and adequate storage stability compared with porcine PERTs of an equivalent lipase unit dose strength; and

•
a sachet formulation containing Sollpura power for oral solution which can be easily dissolved into water, and finally provides patients, especially young pediatric patients, with an easy-to-swallow dosing option.

Our Phase 2 Development of Blisibimod for in IgA Nephropathy

In June 2013, we initiated a Phase 2 clinical study, BRIGHT-SC study in Asian and Eastern Europe. The BRIGHT-SC study is a Phase 2 multicenter, randomized, double-blind, placebo-controlled study to evaluate the efficacy, safety, tolerability and immunogenicity of blisibimod in IgA nephropathy. Enrollment criteria are biopsy-proven IgA nephropathy and proteinuria greater than one gram per 24 hours (1g/24hr).  Patients must be receiving standard of care medication including angiotensin converting enzyme inhibitors and angiotensin receptor blockers. Patients enrolled in the BRIGHT-SC study receive 300mg weekly blisibimod or placebo subcutaneously during the first 8 weeks of therapy, the induction phase, followed by a minimum of 24 weeks of 200mg weekly blisibimod or placebo, the maintenance phase. The BRIGHT-SC clinical study has enrolled patients in Southeast Asia, the European Union(“EU”) and Eastern Europe.

In March 2015, an interim futility analysis of BRIGHT-SC study was conducted by an independent unblinded statistician, who evaluated several important biomarkers of renal disease in patients who had completed at least 8 weeks of treatment and recommended the study to continue to completion as planned.

In June 2016, an interim analysis of the BRIGHT-SC study was conducted and the results showed a tendency toward lower proteinuria in blisibimod versus placebo treated patients. While the numerical reduction in proteinuria in blisibimod versus placebo treated patients at week 24 did not meet the predefined statistical primary endpoint of complete or partial response, longer-term data from the study demonstrated an increasingly large separation in proteinuria favoring the blisibimod treated arm compared to the placebo. Additionally, secondary biomarker data from the study, including changes in total B cell counts and changes in immunoglobulins IgA, IgG, and IgM, were highly consistent with previous studies with blisibimod and demonstrated marked reduction after 8 weeks on study.

In December 2016, an additional interim analysis of the BRIGHT-SC study was reported. As with the analysis in June, the numerical reduction in proteinuria in blisibimod versus placebo treated patients at week 48 did not meet the predefined statistical primary endpoint of complete or partial response. However, there was again a tendency toward slowing proteinuria progression with blisibimod. As a result of the increasing proteinuria effect after 48 weeks of dosing, and the demonstration of blisibimod’s effect on immunological markers relevant to IgA nephropathy including reductions of B cells, and immunoglobulins including IgA, IgG and IgM, we elected to continue the study until the majority of patients have had the opportunity to complete 2 years of treatment.

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

The following table shows our total research and development expenses for 2016, 2015 and 2014 (in thousands):

	Year Ended December 31,
	2016	2015	2014
Allocated costs:

Blisibimod (1) (2)	$13,222	$21,082	$17,806
Sollpura	26,113	6,682	464
Varespladib (3)	—	—	(464)
Unallocated costs	7,177	5,734	4,033
Total research and development expense	$46,512	$33,498	$21,839

(1)	During the year ended December 31, 2015, Blisibimod expense included reimbursed development costs totaling $1.5 million pursuant to the Zenyaku Agreement.
(2)	During the year ended December 31, 2014, Blisibimod expense included non-cash license fee $1.0 million in connection with an amendment to the Amgen Agreement.
(3)
During the year ended December 31, 2014, Varespladib expense included a refund of $0.5 million from a vendor for our VISTA-16 clinical study.  All development efforts for Varespladib were terminated in 2012.

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

While our significant accounting policies are more fully described in the accompanying notes to the consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2016, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating our reported financial results and affect the more significant judgments and estimates that we use in the preparation of our consolidated financial statements.

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

The Company has issued certain financial instruments, including warrants to purchase common stock, which have the characteristics of both liability and equity.  Financial instruments such as warrants that are evaluated to be classified as liabilities are fair valued upon issuance and are remeasured at fair value at subsequent reporting periods with the resulting change in fair value recorded in other income/(expense).  The fair value of warrants is estimated using the valuation models that require the input of subjective assumptions including stock price volatility and expected life.  As of December 31, 2016, all warrants have been reclassified from liability to equity.

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

Results of Operations

Comparison of Years Ended December 31, 2016 and 2015

Revenue

The following table summarizes our revenues for the years ended December 31, 2016 and 2015 (in thousands, except percentages):

	2016	2015	$ Change	% Change
License revenue	$139	$2,562	$(2,423)	(95)%
Collaborative revenue	6	623	(617)	(99)%
Total revenues	$145	$3,185	$(3,040)	(96)%

Revenue decreased in the year ended December 31, 2016 primarily due to the termination of a collaborative partnership with Zenyaku. We began to recognize revenues in 2015 as a result of the collaborative arrangement that we entered into with Zenyaku in December 2014 for the development of blisibimod.  During the year ended December 31, 2015, we recorded $2.6 million for the amortization of the license fee and $0.6 million for the reimbursement of FTEs.  License fee from the collaborative arrangement was amortized over the period of performance (product development period) while reimbursement for our FTEs was recorded as collaborative revenue.  In September 2015, we received a termination notice from Zenyaku to terminate the collaborative arrangement, effective January 7, 2016.  Consequently, we revised the amortization period of our deferred revenue to correspond with the shortened collaboration period and fully amortized the deferred revenue as of January 7, 2016.

Research and Development Expense

The following table summarizes our research and development expenses for the years ended December 31, 2016 and 2015 (in thousands, except percentages):

	2016	2015	$ Change	% Change
Research and development expense	$46,512	$33,498	$13,014	39%

Research and development expenses increased in 2016 from 2015 primarily due to costs associated with acceleration of the manufacturing scale-up timeline, including the production of demonstration and registration batches at commercial launch scale for Sollpura™. Additionally, clinical development expense also increased from prior year due to the initiation of three new clinical studies, namely the CHABLIS-7.5 study with blisibimod in severe lupus patients, the SIMPLICITY study with Sollpura in sachet formulation and the EASY study which provides continued access to Sollpura™ for patients who rolled off the SOLUTION clinical study.

General and Administrative Expense

The following table summarizes our general and administrative expenses for the years ended December 31, 2016 and 2015 (in thousands, except percentages):

	2016	2015	$ Change	% Change
General and administrative expenses	$11,071	$7,568	$3,503	47%

General and administrative expenses increased in 2016 from 2015 primarily due to higher non-cash stock-based compensation expense recognized in 2016 as a result of options issued in 2016 and higher expense related to professional services to support the growth of the Company.

Research Award

The following table summarizes our research award for the years ended December 31, 2016 and 2015 (in thousands, except percentages):

	2016	2015	$ Change	% Change
Research Award	$(261)	$(2,638)	$(2,377)	(91)%

Research award decreased in 2016 from 2015 primarily due to the timing of achieving certain milestones specified in the award agreement. We achieved a majority of the milestones in 2015 and as a result we recognized $2.6 million out of total of $3.0 million in research award from CFFT for the year ended December 31, 2015.

Other Income (Expense)

The following table summarizes our other income (expenses) for the years ended December 31, 2016 and 2015 (in thousands, except percentages):

	2016	2015	$ Change	% Change
Other income (expense)	$(90)	$23	$(113)	(492)%
Change in fair value of warrant liability	1,744	—	1,744	100%
Total other income (expense)	$1,654	$23	$1,631	7,092%

Other income (expense) recorded in 2016 included change in fair value of warrant liability, interest earned on our cash and cash equivalents and the net impact of realized gain or loss from foreign currency exchange fluctuations. In connection with the subscription agreement for the sale of convertible preferred stock entered in September 2016, we issued common stock warrants to certain institutional investors. The initial fair value of the liability associated with these warrants was $3.7 million, and the fair value decreased to $1.9 million when the number of shares of common stock underlying the warrants became fixed in November 2016. The changes in the fair value of the warrants is recognized in the statement of operations in the year ended December 31, 2016. Other income (expense) recorded in 2015 was mainly a result of interest earned on our cash and cash equivalents and the net impact of realized gain or loss from foreign currency exchange fluctuations.

Comparison of Years Ended December 31, 2015 and 2014

Revenue

The following table summarizes our revenues for the years ended December 31, 2015 and 2014 (in thousands, except percentages):

	2015	2014	$ Change	% Change
License revenue	$2,562	$—	$2,562	100%
Collaborative revenue	623	—	623	100%
Total revenues	$3,185	$—	$3,185	100%

We began to recognize revenues in 2015 as a result of the collaborative arrangement that we entered into with Zenyaku in December 2014 for the development of blisibimod. During the year ended December 31, 2015, we recorded $2.6 million for the amortization of the license fee and $0.6 million for the reimbursement of FTEs. License fee from the collaborative arrangement was amortized over the period of performance (product development period) while reimbursement for our FTEs was recorded as collaborative revenue. In September 2015, we received a termination notice from Zenyaku to terminate the collaborative arrangement, effective January 7, 2016. Consequently, we revised the amortization period of our deferred revenue to correspond with the shortened collaboration period and have fully amortized our deferred revenue as of January 7, 2016.

Research and Development Expense

The following table summarizes our research and development expenses for the years ended December 31, 2015 and 2014 (in thousands, except percentages):

	2015	2014	$ Change	% Change
Research and development expense	$33,498	$21,839	$11,659	53%

Research and development expenses increased in 2015 from 2014 primarily due to higher non-cash stock-based compensation recognized in 2015 as a result of options issued in 2015 and higher expense in manufacturing and CRO fees to support the ongoing CHABLIS-SC1 and BRIGHT-SC studies and enable the initiation of our Phase 3 SOLUTION study with Sollpura.  The increase is partially offset by $1.5 million in expense reimbursements from Zenyaku for certain development costs associated with blisibimod.

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

In March 2015, we received a research award of up to $3 million from CFFT for our development of Sollpura.  For the year ended December 31, 2015, we recognized $2.6 million in research award from CFFT in connection with achieving certain milestones specified in the award agreement.  The amount has been recognized as a component of Operating Expenses.  There was no research award recognized in 2014.

Other Income (Expense)

The following table summarizes our other income (expenses) for the years ended December 31, 2015 and 2014 (in thousands, except percentages):

	2015	2014	$ Change	% Change
Other expense	$23	$(96)	$119	124%
Interest expense	—	(1,049)	1,049	100%
Total Other income (expense)	$23	$(1,145)	$1,168	102%

Other income (expense) recorded in 2015 and 2014 was mainly a result of interest earned on our cash and cash equivalents and the net impact of realized gain or loss from foreign currency exchange fluctuations.  There was no interest expense recorded in 2015 due to the full payment of our long-term debt in 2014.

Liquidity and Capital Resources

To date, we have funded our operations primarily through private placements of preferred stock and common stock, convertible debt, debt financings and public offerings of common stock, equity investment and cost reimbursement from a collaborative partner, and a research award from CFFT.  As of December 31, 2016, we had cash and cash equivalents of approximately $20.8 million.

Our principal liquidity requirements are primarily to meet our working capital needs, support ongoing business activities, research and development, and our capital expenditure needs.

In September 2016, we entered into a subscription agreement with certain institutional investors, pursuant to which we sold 17,000 Series X units for a purchase price of $1,000 per unit in a registered direct offering. Each unit consists of one share of Series X Convertible Preferred Stock and a warrant to purchase 126.96 shares of common stock at an exercise price of $2.36 per share, which is a 20% premium over the conversion price of Series X Convertible Preferred Stock. The offering resulted in gross proceeds of $17.0 million. The subscription agreement provides that the investors have the right, but not the obligation, to make an additional investment of up to $28.3 million within 20 trading days following our initial public announcement of top-line data from our SOLUTION study (“Additional Investment”). No further investments were made by the investors and the right for Additional Investment expired on January 26, 2017.

 On April 21, 2016, we entered into an At Market Issuance Sales Agreement (“ATM Agreement”) with H.C. Wainwright & Co., LLC (“H.C. Wainwright”) to create an at-the-market equity program under which the Company from time to time may offer and sell shares of its common stock, par value $0.001 per share, having an aggregate offering price of up to $25.0 million through H.C. Wainwright, as agent. $2.7 million was sold during the year ended December 31, 2016, leaving a balance of $22.3 million available for future sale pursuant to the Agreement.

On March 12, 2015, we executed an equity purchase agreement (as amended, the “Purchase Agreement”), with Lincoln Park Capital Fund, LLC (“LPC”) pursuant to which we have the right, but not the obligation, to sell to LPC up to an aggregate of $10.0 million of common stock over a period of two years in amounts as set forth in the Purchase Agreement.  In July 2015, we amended the Purchase Agreement and reduced the amount LPC can purchase to an aggregate of $6.0 million of common stock over a period of two years.  On April 27, 2016, we amended the Purchase Agreement with LPC, pursuant to which the Company has the right, but not the obligation, to sell to LPC up to an aggregate of $15.0 million in shares of common stock by March 12, 2017. As of December 31, 2016, $1.6 million had been sold through the Purchase Agreement, leaving a balance of $13.4 million available for future sale pursuant to the Agreement. The Purchase Agreement expired on March 12, 2017.

On November 15, 2013, we entered into a Sales Agreement (the “Agreement”) with Cowen to create an at-the-market (“ATM’) offering program under which the Company from time to time could offer and sell shares of its common stock, par value $0.001 per share, having an aggregate offering price of up to $25.0 million through Cowen, as agent.  As of December 31, 2016, we had sold $24.3 million of common stock through the ATM program, of which $2.5 million was sold during the year ended December 31, 2016. The Agreement was terminated on April 21, 2016.

In March 2016, we filed a universal shelf registration statement with the SEC on Form S-3 (File No. 333-210166) for the proposed offering from time to time of up to $100.0 million of our securities, including common stock, preferred stock, debt securities and/or warrants. On April 21, 2016, we registered $25.0 million under the registration statement for the H.C. Wainwright ATM Agreement.  On March 14, 2017, we amended the H.C. Wainwright ATM Agreement and reduced the amount registered under the registration statement to $23 million.  On April 27, 2016, we registered $14.4 million under the registration statement for the LPC Purchase Agreement.  On March 12, 2017, upon the expiration of the LPC Purchase Agreement, $13.4 million of unused amount became available under the registration statement.  On September 8, 2016, we registered $22.1 million under the registration statement for a subscription agreement with certain institutional investors for the sale of convertible preferred stock and issuance of warrants in a registered direct offering. On March 14, 2017, we entered into an equity underwriting agreement H.C. Wainwright, pursuant to which we agreed to issue and  sell an aggregate of 30,000,000 shares of our common stock and warrants to purchase an aggregate of 60,000,000 shares of our common stock for gross proceeds of $15 million.  Under the terms of the underwriter agreement, we granted the underwriter a 30-day option to purchase an additional 4,500,000 shares of common stock and/or warrants to purchase up to an additional 9,000,000 shares of common stock.  The financing transaction is expected to close on March 17, 2017, subject to satisfaction of customary closing conditions.  In connection with this registered direct offering of common stock and warrants, we registered $53.5 million under the registration statement.  As of the date of this report, there is a balance of $0.4 million available for future issuance under the registration statement.

We do not believe our current capital is sufficient to fund our operating plan through March 2018.  Accordingly, our financial statements for the fiscal year ended December 31, 2016, included in this Annual Report on Form 10-K contain a going concern qualification from our independent registered public accounting firm.  Despite the capacity remaining under our registration statement and the remaining amounts available under our ATM and LPC Purchase Agreement, pursuant to Instruction I.B.6 to Form S-3, we may not sell more than the equivalent of one-third of our public float during any 12 consecutive months so long as our public float is less than $75 million, which will limit our ability to raise funds using those facilities. As of March 11, 2017, our public float is approximately $34.8 million.  Other than those facilities, we currently do not have arrangements to obtain additional financing. Any such financing could be difficult to obtain on favorable terms or at all. If we are unable to raise additional funds, we may have to delay, reduce or eliminate some of our clinical trials and our development programs. Even if we raise additional funds by issuing equity or equity-linked securities, such financings may only be available on unattractive terms and, in such event, the market price of our common stock may decline and further dilution to our existing stockholders will result. In addition, the expectation of future dilution as a result of our offering of securities convertible into equity securities may cause our stock price to decline.

We will need substantial additional financing to continue the development of our product candidates, obtain regulatory approvals, and prepare for commercial readiness if the clinical trials are successful; such financing may not be available on terms favorable to us if at all, which raises substantial doubt about our ability to continue as a going concern as of the date of this report.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty. If adequate funds are not available, we may be required to delay, reduce the scope of, or eliminate one or more of our clinical trials.   We plan to meet our capital requirements primarily through issuances of equity securities, future partnerships, debt financing, and in the longer term, revenue from product sales.  Failure to generate revenue or raise additional capital would adversely affect our ability to achieve our intended business objectives.

Cash Flows

Comparison of Years Ended December 31, 2016 and 2015

Cash flows during the years ended December 31, 2016 and 2015 consisted of the following (in thousands):

	2016	2015
Net cash used in operating activities	$(48,919)	$(30,907)
Net cash used in investing activities	(766)	(80)
Net cash provided by financing activities	23,577	75,299
Net increase (decrease) in cash and cash equivalents	$(26,108)	$44,312

During the years ended December 31, 2016 and 2015, our operating activities used cash of $48.9 million and $30.9 million, respectively.  The increase in cash used for operating activities in 2016 was mainly attributable to higher research and development expense due to costs associated with acceleration of the manufacturing scale-up timeline, the purchase and installation of manufacturing equipment at our contract manufacturers, and the initiation of three new clinical studies in 2016.

During the year ended December 31, 2016, cash used in investment activities was $0.8 million, which was primarily driven by the purchase of capital equipment to support the manufacturing activities for the development of Sollpura. During the year ended December 31, 2015, cash used in investing activities was immaterial.

During the year ended December 31, 2016, cash provided by financing activities was $23.6 million, which was driven by net proceeds received from the sale of our common stock pursuant to an equity purchase agreement, sale of common stock pursuant to at-the-market (“ATM”) sales agreements, and sale of preferred stock and warrants to purchase our common stock pursuant to a subscription agreement.  During the year ended December 31, 2015, cash provided by financing activities was $75.3 million, which was driven by net proceeds of $12.1 million received from the sale of our common stock through an ATM program, $53.9 million received from the sale of our common stock through two public offerings, and $9.0 million from the sale of our common stock at a 30% premium to a collaborative partner.

Comparison of Years Ended December 31, 2015 and 2014

Cash flow from operations during the years ended December 31, 2015 and 2014 consisted of the following (in thousands):

	2015	2014
Net cash used in operating activities	$(30,907)	$(25,601)
Net cash provided by (used in) investing activities	(80)	10,000
Net cash provided by (used in) financing activities	75,299	(7,706)
Net increase (decrease) in cash and cash equivalents	$44,312	$(23,307)

During 2015 and 2014, our operating activities used cash of $30.9 million and $25.6 million, respectively.  The increase in cash used for operating activities in 2015 was mainly attributable to higher research and development expense due to the continued advancement of blisibimod in the clinics and the launch of a new registration enabling trial with Sollpura.

During the year ended December 31, 2015, investing activities used cash of $80,000 in capital expenditures.  During the year ended December 31, 2014, investing activities provided cash of $10.0 million, which amount represented the release of $10.0 million in restricted cash as a result of repayment of our long-term debt to Square 1 Bank.

During the year ended December 31, 2015, financing activities provided cash of $75.3 million from the issuance of common stock through two rounds of public offerings, an ATM sales agreement, and equity investments by a collaborative partner.  During the year ended December 31, 2014, financing activities used cash of $7.7 million, which represented the net effect of $18.1 million used for the early retirement of our venture debt, offset by $10.4 million in net proceeds received from the sale of stock pursuant to an equity purchase agreement and an ATM sales agreement.

Contractual Obligations and Commitments

We have lease obligations consisting of two operating leases for our operating facilities that expires in September 2017 and May 2019, respectively.

The following table summarizes our estimated scheduled future minimum contractual obligations and commitments as of December 31, 2016 (in thousands):

	Payment Due by Period
Contractual Obligations	< 1 year	1-3 years	3-5 years	> 5 years	Total
Facility Leases	$209	$47	$—	$—	$256
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

At December 31, 2016, our capital resources consisted of cash and cash equivalents of $20.8 million.  On March 14, 2017, we entered in an equity underwriting agreement with H.C. Wainwright, pursuant to which we agreed to issue and an aggregate of 30,000,000 shares of our common stock and warrants to purchase an aggregate of 60,000,000 shares of our common stock for gross proceeds of $15 million.  Under the terms of the underwriter agreement, we granted the underwriter a 30-day option to purchase an additional 4,500,000 shares of common stock and/or warrants to purchase up to an additional 9,000,000 shares of common stock.  The financing transaction is expected to close on March 17, 2017, subject to satisfaction of customary closing conditions.  We will need substantial additional financing to continue the development of our product candidates, obtain regulatory approvals, and prepare for commercial readiness if the clinical trials are successful; such financing may not be available on terms favorable to us, if at all, which raises substantial doubt about our ability to continue as a going concern as of the date of this report.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty. If adequate funds are not available, we may be required to delay, reduce the scope of, or eliminate one or more of its clinical trials.   We plan to meet our capital requirements primarily through issuances of equity securities, future partnerships, debt financing, and in the longer term, revenue from product sales.  Failure to generate revenue or raise additional capital would adversely affect our ability to achieve its intended business objectives.

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

We will need substantial additional financing to continue the development of our product candidates, obtain regulatory approvals, and prepare for commercial readiness if the clinical trials are successful; such financing may not be available on terms favorable to us, if at all, which raises substantial doubt about our ability to continue as a going concern as of the date of this report.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty. If adequate funds are not available, we may be required to delay, reduce the scope of, or eliminate one or more of its clinical trials.   We plan to meet our capital requirements primarily through issuances of equity securities, future partnerships, debt financing, and in the longer term, revenue from product sales.  Failure to generate revenue or raise additional capital would adversely affect the Company’s ability to achieve its intended business objectives

Off-Balance Sheet Arrangements

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. We are exposed to market risk related to fluctuations in interest rates and market prices. However, since a majority of our investments are in highly liquid money market funds, we do not believe we are subject to any material market risk exposure.  As of December 31, 2016, we did not have any material derivative financial instruments.  The fair value of our cash and cash equivalents was $20.8 million as of December 31, 2016.

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

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive officer and Principal Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to that company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 13a-15(e), we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the year covered by this report. Based on the foregoing, our Chief Executive Officer and Principal Accounting Officer concluded that, as of December 31, 2016, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Management, including our chief executive officer and principal accounting officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making its assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2016.  We reviewed the results of management’s assessment with the Audit Committee of our board of directors.   Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2016.  BDO USA, LLP, our independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting as of December 31, 2016, which is included herein.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the most recent quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.  Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is incorporated by reference from our definitive Proxy Statement for our 2017 Annual Meeting of Stockholders (“Proxy Statement”), where it appears under the headings “Election of Directors”, “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

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
Hayward, California

We have audited the accompanying consolidated balance sheets of Anthera Pharmaceuticals, Inc. as of December 31, 2016 and 2015 and the related consolidated statements of operations and comprehensive loss, Series X Convertible Preferred Stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2016.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Anthera Pharmaceuticals, Inc. at December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has an accumulated deficit that raise substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Anthera Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 16, 2017, expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

San Jose, California

March 16, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Anthera Pharmaceuticals, Inc.
Hayward, California

We have audited Anthera Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Anthera Pharmaceuticals, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Anthera Pharmaceuticals, Inc.’s maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Anthera Pharmaceuticals, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive loss, series X convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2016 and our report dated March 16, 2017, expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

San Jose, California
March 16, 2017

ANTHERA PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$20,843	$46,951
Accounts receivable	—	326
Prepaid expenses and other current assets	1,865	585
Total current assets	22,708	47,862
Property and equipment — net	763	263
TOTAL	$23,471	$48,125

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,782	$5,259
Accrued clinical expenses	3,884	1,377
Accrued liabilities	113	98
Accrued payroll and related costs	1,845	1,596
Deferred revenue	—	138
Total current liabilities	10,624	8,468
Total liabilities	10,624	8,468
Commitments and Contingencies (Note 8)

Contingently Redeemable Series X Convertible Preferred Stock, $0.001 par value, 487 and 0 shares issued and outstanding as of December 31, 2016 and December 31, 2015, respectively
	377	—
Stockholders’ equity:
Series X Convertible Preferred Stock, $0.001 par value, 5,000,000 shares authorized; 9,012 and 0 shares issued and outstanding as of December 31, 2016 and December 31, 2015, respectively	8,614	—
Common stock, $0.001 par value, 100,000,000 shares authorized; 45,964,286 and 40,004,037 shares issued and outstanding as of December 31, 2016 and December 31, 2015, respectively	46	40
Additional paid-in capital	411,364	391,648
Accumulated deficit	(407,554)	(352,031)
Total stockholders’ equity	12,470	39,657
TOTAL	$23,471	$48,125

See accompanying notes to consolidated financial statements.

ANTHERA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share data)

	Years ended December 31,
	2016	2015	2014
REVENUES:
License revenue	$139	$2,562	$—
Collaborative revenue	6	623	—
Total revenues	145	3,185	—
OPERATING EXPENSES:
Research and development	$46,512	$33,498	$21,839
General and administrative	11,071	7,568	6,620
Research award	(261)	(2,638)	—
Total operating expenses	57,322	38,428	28,459
LOSS FROM OPERATIONS	(57,177)	(35,243)	(28,459)
OTHER INCOME (EXPENSE):
Other income (expense)	(90)	23	(96)
Interest expense	—	—	(1,049)
Change in fair value of warrant liability	1,744	—	—
Total other income (expense)	1,654	23	(1,145)

NET LOSS	$(55,523)	$(35,220)	$(29,604)
Deemed dividends attributable to preferred stock	(10,914)	—	—
Net loss applicable to common stockholders	(66,437)	$(35,220)	(29,604)
Net loss per share applicable to common stockholders —basic and diluted	$(1.61)	$(0.99)	$(1.36)

Weighted-average number of shares used in per share calculation—basic and diluted	41,310,269	35,631,237	21,776,269

See accompanying notes to consolidated financial statements.

 ANTHERA PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF SERIES X CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands except share and per share amounts)

	Contingently Redeemable Series X Convertible Preferred Stock		Series X Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balance at December 31, 2013	-	$-	-	$-	19,415,901	$19	$301,946	$(287,207)	$14,758
Issuance of common stock upon release of restricted stock units	-	-	-	-	66,704	1	195	-	196
Issuance of common stock pursuant to exercise of stock options and employee stock purchase plan	-	-	-	-	27,000	-	37	-	37
Issuance of common stock pursuant to an equity purchase agreement, net of issuance cost of $7	-	-	-	-	512,626	-	1,301	-	1,301
Issuance of common stock pursuant to an at-the-market equity program, net of issuance cost of $354	-	-	-	-	2,982,978	3	9,047	-	9,050
Share-based compensation related to equity awards	-	-	-	-	-	-	2,001	-	2,001
Net loss	-	-	-	-	-	-	-	(29,604)	(29,604)
Balance at December 31, 2014	-	$-	-	$-	23,005,209	$23	$314,527	$(316,811)	$(2,261)
Issuance of common stock upon release of restricted stock units	-	-	-	-	515	-	3	-	3
Issuance of common stock pursuant to exercise of stock options and employee stock purchase plan	-	-	-	-	140,662	-	410	-	410
Issuance of common stock pursuant to an equity purchase agreement, net of issuance cost of $60	-	-	-	-	59,338	-	75	-	75
Issuance of common stock pursuant to an at-the-market equity program, net of issuance cost of $379	-	-	-	-	3,208,529	3	12,055	-	12,058
Issuance of common stock for cash at average $5.62 per share, net of issuance cost of $3,744	-	-	-	-	10,222,223	10	53,746	-	53,756
Issuance of common stock to Zenyaku Kogyo Co., Ltd. for cash	-	-	-	-	2,946,810	3	6,297	-	6,300
Issuance of common stock to Amgen to settle a license fee obligation	-	-	-	-	420,751	1	999	-	1,000
Share-based compensation related to equity awards	-	-	-	-	-	-	3,536	-	3,536
Net loss	-	-	-	-	-	-	-	(35,220)	(35,220)
Balance at December 31, 2015	-	$-	-	$-	40,004,037	$40	$391,648	$(352,031)	$39,657
Issuance of common stock pursuant to exercise of stock options and employee stock purchase plan	-	-	-	-	135,275	-	304	-	304
Share based compensation related to equity awards	-	-	-	-	-	-	6,880	-	6,880
Issuance of common stock pursuant to an at-the-market equity program, net of issuance costs of $277	-	-	-	-	1,500,985	2	4,848	-	4,850
Issuance of common stock pursuant to an equity purchase agreement, net of issuance costs of $87	-	-	-	-	514,829	-	1,579	-	1,579
Issuance of Series X convertible preferred stock, net of issuance costs of $156	17,000	16,844		-	-	-	-	-	-
Investors’ right to acquire future shares of Series X-1 convertible preferred stock	-	(3,583)	-	3,583	-	-	-	-	3,583
Reclassification of Series X convertible preferred stock from temporary to permanent equity	(16,513)	(9,206)	16,513	9,206	-	-	-	-	9,206
Conversion of Series X convertible preferred stock into common stock		-	(7,501)	(5,456)	3,809,160	4	5,452	-	-
Beneficial conversion feature on Series X convertible preferred stock	-	(8,831)		(802)	-	-	9,633	-	8,831
Deemed dividend attributable to Series X convertible preferred stock	-	8,831	-	2,083	-	-	(10,914)	-	(8,831)
Issuance and reclassification of warrants related to Series X convertible preferred stock	-	(3,678)	-		-	-	1,934	-	1,934
Net loss	-	-	-	-	-	-	-	(55,523)	(55,523)
Balance at December 31, 2016	487	$377	9,012	$8,614	45,964,286	$46	$411,364	$(407,554)	$12,470

ANTHERA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net loss	$(55,523)	$(35,220)	$(29,604)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	266	285	344
Stock-based compensation expense	6,739	3,541	2,175
Change in fair value of warrant liability	(1,744)	—	—
Common stock issued to settle a license fee obligation	—	—	1,000
Amortization of discount and deferred interest on notes payable	—	—	219
Amortization of debt issuance cost	—	—	226
Changes in operating assets and liabilities:
Accounts receivable	326	(326)	—
Prepaid expenses and other current assets	(1,280)	(202)	(26)
Accounts payable	(477)	3,027	(1,210)
Accrued clinical expenses	2,507	138	587
Accrued liabilities	15	(113)	(46)
Accrued payroll and related costs	390	527	734
Deferred revenue	(138)	(2,564)	—

Net cash used in operating activities	(48,919)	(30,907)	(25,601)

Cash flows from investing activities:
Property and equipment purchases	(766)	(80)	—
Decrease in restricted cash	—	—	10,000

Net cash provided by (used in) investing activities	(766)	(80)	10,000

Cash flows from financing activities:
Proceeds from issuance of Series X Convertible Preferred Stock, warrants and option to purchase Series X-1 Convertible Preferred Stock, net of offering cost	16,844	—	—
Principal payment against note payable	—	—	(18,094)
Proceeds from issuance of common stock, net of offering costs	6,429	65,889	10,351
Proceeds from issuance of common stock to collaborative partner	—	9,000	—
Proceeds from issuance of common stock pursuant to exercise of stock options and employee stock purchase plan	304	410	37

Net cash provided by (used in) financing activities	23,577	75,299	(7,706)

Net increase (decrease) in cash and cash equivalents	(26,108)	44,312	(23,307)

Cash and cash equivalents, beginning of period	46,951	2,639	25,946

Cash and cash equivalents, end of period	$20,843	$46,951	$2,639

SUPPLEMENTAL CASH DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$—	$—	$655
Issuance of common stock as a commitment fee pursuant to an equity purchase agreement	$87	$60	$7
Issuance of common stock to settle a license fee obligation	$—	$1,000	$—
Fair value of warrants issued in connection with Series X Convertible Preferred Stock	$3,678	$—	$—

See accompanying notes to consolidated financial statements.

ANTHERA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND DESCRIPTION OF BUSINESS

Organization

Anthera Pharmaceuticals, Inc. (“the Company”) is a biopharmaceutical company focused on advancing the development and commercialization of innovative medicines that benefit patients with unmet medical needs. The Company currently has two compounds in development, Sollpura and blisibimod. The Company licensed Sollpura from Eli Lilly & Co (“Eli Lilly”) in July 2014. Sollpura is a novel non-porcine investigational Pancreatic Enzyme Replacement Therapy (“PERT”) intended for the treatment of patients with Exocrine Pancreatic Insufficiency (“EPI”), often seen in patients with cystic fibrosis and other conditions. The Company licensed blisibimod from Amgen, Inc. (“Amgen”) in December 2007. Blisibimod targets B-cell activating factor or (“BAFF”) which has been shown to be elevated in a variety of B-cell mediated autoimmune diseases, including Immunoglobulin A nephropathy, or IgA nephropathy, systemic lupus erythematosus (“SLE”), or lupus, lupus nephritis, and others.

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

Since inception in 2004, the Company has funded its operations through equity offerings, private placements of convertible debt, debt financing, equity investment and cost reimbursement from a former collaborative partner, Zenyaku Kogyo Co., Ltd. (“Zenyaku”), and a research award from Cystic Fibrosis Foundation Therapeutics Incorporated ("CFFT").  On April 21, 2016, the Company entered into an At Market Issuance Sales Agreement (“ATM Agreement”) with H.C. Wainwright & Co., LLC (“H.C. Wainwright”) to create an at-the-market equity program under which the Company from time to time may offer and sell shares of its common stock, par value $0.001 per share, having an aggregate offering price of up to $25 million through H.C. Wainwright, as agent, which was amended and reduced to $23 million on March 14, 2017.

In September 2016, the Company entered into a subscription agreement with certain institutional investors pursuant to which it sold 17,000 units for a purchase price of $1,000 per unit, with each unit consisting of one share of the Company’s Series X convertible preferred stock, which are convertible into shares of the Company’s common stock, and warrants to purchase up to a number of shares of common stock equal to 25% of the number of shares of common stock issuable upon conversion of the of Series X convertible preferred stock, in a registered direct offering. The offering resulted in gross proceeds of $17.0 million.

At December 31, 2016, the Company’s capital resources consisted of cash and cash equivalents of $20.8 million.  On March 14, 2017, the Company entered into an underwriting agreement with H.C. Wainwright, pursuant to which the Company agreed to issue and sell and aggregate of 30,000,000 shares of its common stock and warrants to purchase an aggregate of 60,000,000 shares of its common stock for gross proceeds of $15 million.  Under the terms of the underwriter agreement, we granted the underwriter a 30-day option to purchase an additional 4,500,000 shares of common stock and/or warrants to purchase up to an additional 9,000,000 shares of common stock.  The financing transaction is expected to close on March 17, 2017, subject to satisfaction of customary closing conditions.

To fully execute its business plan, the Company will need to complete certain research and development activities and clinical studies. Further, the Company’s product candidates will require regulatory approval prior to commercialization. These activities may span many years and require substantial capital to complete and may ultimately be unsuccessful. Any delays in completing these activities could adversely impact the Company. The Company will need substantial additional financing to continue development of its product candidates, obtain regulatory approvals, and prepare for commercial readiness if the clinical trials are successful; such financing may not be available on terms favorable to the Company, if at all, which raises substantial doubt about the Company’s ability to continue as a going concern as of the date of this report. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.  If adequate funds are not available, the Company may be required to delay, reduce the scope of, or eliminate one or more of its clinical trials.   The Company plans to meet its capital requirements primarily through issuances of equity securities, future partnerships, debt financing, and in the longer term, revenue from product sales. Failure to generate revenue or raise additional capital would adversely affect the Company’s ability to achieve its intended business objectives.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States, or GAAP.

The Company has evaluated events and transactions subsequent to the balance sheet date and has disclosed all events or transactions that occurred subsequent to the balance sheet date but prior to filing this Annual Report on Form 10-K that would require recognition or disclosure in the Consolidated Financial Statements.

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

Use of Estimates

The preparation of these consolidated financial statements in conformity with GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, expenses, and related disclosures. On an ongoing basis, management evaluates its estimates, including critical accounting policies or estimates related to clinical trial accruals, tax provision, stock-based compensation, warrant liabilities, and computation of beneficial conversion features. The Company bases its estimates on historical experience and on various other market specific and other relevant assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ significantly from these estimates.

Financial Instruments with Characteristics of Both Equity and Liabilities

The Company has issued certain financial instruments, including warrants to purchase common stock, which have the characteristics of both liability and equity.  Financial instruments such as warrants that are evaluated to be classified as liabilities are fair valued upon issuance and are remeasured at fair value at subsequent reporting periods with the resulting change in fair value recorded in other income/(expense).  The fair value of warrants is estimated using the valuation models that require the input of subjective assumptions including stock price volatility and expected life.  As of December 31, 2016, all warrants have been reclassified from liability to equity.

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

Long-Lived Assets

The Company’s long-lived assets and other assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Through December 31, 2016, the Company had not experienced impairment losses on its long-lived assets.

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

Research and Development Costs

Research and development expenses consist of personnel costs, including salaries, benefits and stock-based compensation, clinical studies performed by CROs, materials and supplies, licenses and fees, and overhead allocations consisting of various administrative and facilities related costs. Clinical study expenses are further separated into two main categories: clinical development and pharmaceutical development. Clinical development costs include costs for Phase 1, 2 and 3 clinical studies. Pharmaceutical development costs consist of expenses incurred in connection with manufacturing campaigns, product formulation and chemical analysis.

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

Segments

The Company operates in only one segment. Management uses cash flow as the primary measure to manage its business and does not segment its business for internal reporting or decision-making. The Company’s long-lived tangible assets consist of mainly machinery purchased by the Company and installed by its contract manufacturing vendors. The machinery are used for all of the Company’s product manufacturing campaigns.

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

Expected Volatility —Expected volatility is estimated using the Company’s historical stock prices.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (ASC Topic 606).  The standards update outlines a single comprehensive model for entities to utilize to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that will be received in exchange for the goods and services.  Additional disclosures will also be required to enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In 2016, the FASB issued accounting standards updates to address implementation issues and to clarify the guidance for identifying performance obligations, licenses and determining if a company is the principal or agent in a revenue arrangement. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date of ASU 2014-09.  The mandatory adoption date of ASC 606 for the Company is now January 1, 2018. There are two methods of adoption allowed, either a “full” retrospective adoption or a “modified” retrospective adoption.  The Company expects to adopt the standard on a modified retrospective basis applying the new rules to all contract existing at January 1, 2018, with an adjustment for the cumulative effect of all changes recognized in beginning retained earnings.  Given that the Company is not currently generating revenue and most likely will not be generating revenue at the date of adoption, the adoption of this guidance will not materially impact our consolidated financial statements..

In September 2014, the FASB issued Accounting Standards Update No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as Going Concern (“ASU 2014-15”). ASU 2014-15 defines when and how companies are required to disclose going concern uncertainties, which must be evaluated each interim and annual period.  Specifically, the ASU requires management to determine whether substantial doubt exists regarding the entity’s going concern presumption.  Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the financial statements are issued (or available to be issued). If substantial doubt exists, certain disclosures are required; the extent of those disclosures depends on an evaluation of management’s plans (if any) to mitigate the going concern uncertainty.  The guidance is effective for fiscal years ending after December 15, 2016 and for interim periods within that fiscal year.  The Company has adopted this guidance during the year ended December 31, 2016.

In November 2015, the FASB issued guidance on the classification of deferred taxes, ASU No. 2015-17 (“ASU 2015-17”), Balance Sheet Classification of Deferred Taxes.  ASU 2015-17 eliminates the guidance in Topic 740, Income Taxes, that required an entity to separate deferred tax liabilities and assets between current and noncurrent amounts in a classified balance sheet.  The amendments require that all deferred tax liabilities and assets of the same tax jurisdiction or a tax filing group, as well as any related valuation allowance, be offset and presented as a single amount in a classified balance sheet.  The amendments are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2016.  Early adoption is permitted as of the beginning of any interim period or annual reporting period.  The Company adopted this guidance during the year ended December 31, 2016.

In February 2016, the FASB issued ASU No. 2016-02 Leases (Topic 842). ASU 2016-02 impacts any entity that enters into a lease with some specified scope exceptions.  This new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months.  Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the statement of operations.  The guidance updates and supersedes Topic 840, Leases. For public entities, ASU 2016-02 is effective for fiscal years, and interim periods with those years, beginning after December 15, 2018, and early adoption is permitted. A modified retrospective transition approach is required for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available.  We do not expect the adoption of this standard to have a material impact on our financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718). This standard makes several modifications to Topic 718 related to the accounting for forfeitures, employer tax withholding on share-based compensation and the financial statement presentation of excess tax benefits or deficiencies. ASU 2016-09 also clarifies the statement of cash flows presentation for certain components of share-based awards. The standard is effective for interim and annual reporting periods beginning after December 15, 2016, although early adoption is permitted. The Company continues to evaluate ASU 2016-09 and at the current time has not quantified the effects adoption of the new standard will have on its financial statements.

3.	RESEARCH AWARD

In March 2015, the Company received a research award of up to $3 million from the CFFT for the Company's development of Sollpura.  The Company retains the right to develop and commercialize Sollpura and will owe royalties to CFFT on net sales of any drug candidate approved and commercialized under the collaboration. The funding is disbursed by CFFT to the Company upon the Company’s achievement of milestones specified in the award agreement.  At its discretion, the Company may choose to fund a particular stage of the Sollpura development plan without CFFT funds.  Any CFFT funds not expended on the development program of Sollpura must be returned to CFFT and, upon such return, the amounts of such returned funds will not be included as part of the research award for the purpose of calculating royalties or other amounts owed by the Company to CFFT.  To the extent CFFT provides or makes available any information, expertise, know-how or other intellectual property related to cystic fibrosis or the treatment, prevention or cure there-of (“CFFT Know-How”) to the Company, CFFT grants to the Company a non-exclusive, transferrable, sublicensable, worldwide rights and license under all of CFFT’s rights in such CFFT Know-How to assist the Company to research, develop, commercialize, make or have made, use, sell, have sold, offer for sale, import, export and otherwise exploit the product.

In consideration for CFFT’s research award and any licenses of intellectual property granted by CFFT, the Company agreed to pay royalties to CFFT as follows: i) a one-time royalty in an amount equal to five times the actual award, payable in three installments between the first and second anniversaries of the first commercial sale of a product; ii) a one-time royalty in an amount equal to the actual award after net product sales reaches $100 million; and iii) in the event of a license, sale or other transfer of the product or a change of control transaction prior to the commercial sale of the product, a milestone payment equal to three times the actual award.

For the year ended December 31, 2016, the Company recognized $0.3 million of research award from CFFT in connection with achieving certain milestones specified in the award agreement.  The amount has been recognized as a component of operating expense, which offsets total operating expense.

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

The following tables present the Company’s fair value hierarchy for all its financial assets (including those in cash and cash equivalents), in thousands, by major security type measured at fair value on a recurring basis as of December 31, 2016 and 2015 (in thousands):

	December 31, 2016
	Estimated Fair Value	Level 1	Level 2	Level 3
Assets:
Money market funds	$19,416	$19,416	$—	$—

	December 31, 2015
	Estimated Fair Value	Level 1	Level 2	Level 3
Assets:
Money market funds	$45,156	$45,156	$—	$—

The Company used quoted market prices to determine the fair value of cash equivalents, which consist of money market funds and therefore these are classified in Level 1 of the fair value hierarchy.  There were no transfers between Level 1, Level 2 or Level 3 for the year ended December 31, 2016.

5 . WARRANT LIABILITY

Pursuant to the subscription agreement for the sale of convertible preferred stock entered in September 2016, the Company issued common stock warrants to the institutional investors.  Each warrant has an exercise price equal to 120% of the conversion price of the Series X convertible preferred stock.  The warrants are exercisable after March 13, 2017 and expire on September 13, 2019.  The Company accounted for the warrants under ASC Topic 815, Derivatives and Hedging (“ASC 815”). The fair value of the warrants are measured and recorded as a liability because the strike price and number of shares underlying the warrants were unknown upon issuance.  At the end of each reporting period, the changes in fair value during the period are recorded as a component of other income (expense) in the consolidated statement of operations.  The initial fair value of the liability associated with these warrants was $3.7 million.  On November 16, 2016, five days following the announcement of the Company’s CHABLIS-SC1 clinical study, the conversion price of the Series X convertible preferred stock became fixed.  As a result, the warrant exercise price was fixed at $2.36 and the number of shares underlying the warrants was fixed at 2,158,236.  The Company remeasured the fair value of the warrants at $1.9 million as of November 16, 2016 and recorded the reduction in fair value subsequent to the issuance date of $1.7 million as part of non-operating income in its consolidated statements of operations. In addition, as the exercise price became fixed, the warrant liability was reclassified to additional paid-in capital.

The following table summarizes the change of warrant liability (in thousands):

Fair value upon issuance on September 14, 2016	$3,678
Change in fair value through November 16, 2016	(1,744)
Balance reclassified to additional paid-in capital	$1,934

The exercise price and number of shares of common stock underlying the warrants were not determinable upon issuance and as such the estimated fair value was determined by using the Monte Carlo simulation model on September 14, 2016. On November 16, 2016, the Company estimated the fair value of the warrants using the Black-Scholes valuation model as the exercise price and number of shares of common stock underlying the warrants were fixed.  Inputs used in the valuation on each date were as follows:

	November 16, 2016	September 14, 2016
Common stock price	$1.89	$3.20
Exercise price	$2.36	$2.95
Expected Volatility	84%	120%
Dividend Yield	0%	0%
Risk-Free Interest Rate	1.22%	0.90%
Expected Term (years)	2.82	3

For the fair value determination on November 16, 2016, the Company computed the expected volatility based on daily pricing observations for a period that corresponds to the expected term of the warrants. For the fair value determination on September 14, 2016, the Company determined the expected volatility based on both historical and implied volatilities. Historical volatility was computed using daily pricing observations for a period that corresponds to the expected term of the warrants while implied volatility was computed using publicly traded options of the Company as well as the Company’s peer companies.  The Company believes this method produces an estimate that is representative of its expectations of future volatility over the expected term of these warrants.  The expected term for both valuation dates are based on the remaining contractual term of the warrants. The risk-free interest rates are the U.S. Treasury bond rate as of the valuation dates.

See Footnote 15 – “Subsequent Event” for warrants issued after December 31, 2016 and before the date of this report.

6.	PROPERTY AND EQUIPMENT

Property and equipment are comprised of the following (in thousands):

	December 31,
	2016	2015
Laboratory equipment	$2,013	$1,312
Computer and software	115	50
Office furniture and fixture	140	140
Leasehold improvements	206	206
Total property and equipment	2,474	1,708
Less accumulated depreciation and amortization	(1,711)	(1,445)
Property and equipment, net	$763	$263

For the years ended December 31, 2016, 2015, and 2014, the Company recorded $266,000, $285,000, and $344,000 respectively, in depreciation and amortization expense.

7.	COLLABORATIVE ARRANGEMENT

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

8.	COMMITMENTS AND CONTINGENCIES

Leases

The Company leases its main operating facility in Hayward, California. The lease is for approximately 14,000 square feet and the lease agreement will expire in September 2017.  In April 2016, the Company leased its second operating facility in Pleasanton, California. The lease is for approximately 1,200 square feet and the lease agreement will expire in May 2019. For the years ended December 31, 2016, 2015 and 2014, the Company recognized $195,000, $222,000 and $244,000, respectively, in rental expense.

As of December 31, 2016, future minimum lease payments under non-cancellable operating leases were as follows (in thousands):

2017	$209
2018	33
2019	14
Total	$256

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

On July 11, 2014, the Company and Eli Lilly and Company (“Eli Lilly”) entered into a worldwide, exclusive license agreement (the “Lilly Agreement”), to develop and commercialize Sollpura, a Phase 3 novel investigational Pancreatic Enzyme Replacement Therapy (“PERT”), for the treatment of patients with Exocrine Pancreatic Insufficiency, or EPI, often seen in patients with cystic fibrosis and other conditions. Under the terms of the Lilly Agreement, the Company was not required to make any up-front payment but is obligated to make milestone payments of up to up to $33.5 million for capsule products and $9.5 million for reformulated products upon the achievement of certain regulatory and commercial sales milestones, none of which have been achieved as of December 31, 2016.  In addition, after sales of the licensed products exceed an aggregate of $100.0 million in the United States, the Company is obligated to pay tiered royalties on future net sales of products, ranging from the single digits to the mid-teens, that are developed and approved as defined in the Lilly Agreement. The Company’s royalty obligations as to a particular licensed product will be payable, on a licensed product-by-licensed product basis, for the longer of (a) the date of expiration of the last to expire valid claim within the licensed patents that covers the manufacture, use or sale, offer to sell, or import of such licensed product by the Company or a sublicense in such country, or (b) 12 years after the first commercial sale of the applicable licensed product in the applicable country.

See Note 3 – “Research Award” for discussion of commitments and contingencies associated with the research award received from the CFFT.

Litigation

On February 13, 2017, a complaint was filed in the United States District Court for the Northern District of California captioned Brian Clevlen v. Anthera Pharmaceuticals, Inc., et al., Case No. 3:17-cv-715, on behalf of a putative class of the Company’s stockholders against the Company and certain of its current and former officers.  The complaint asserts claims under sections 10(b) and 20(a) of the Securities Exchange Act of 1934 on behalf of all stockholders that purchased the Company’s common stock between February 10, 2015 and December 27, 2016.  The complaint alleges that the Company made false or misleading statements and/or omissions with respect to the CHABLIS-SC1 trial and SOLUTION study.  The complaint seeks unspecified damages, interest, attorneys’ fees, costs, and such other relief at the Court may deem just and proper.  The Company intends to vigorously defend itself against the allegations in the action.

The outcome of the legal proceeding is inherently unpredictable, subject to significant uncertainties, and could be material to our operating results and cash flows for a particular period.  No provision for loss nor disclosure is required in relation to this action because a reasonably possible loss or range of losses cannot be estimated.

9.	STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

The Company has authorized 5,000,000 shares of $0.001 par value preferred stock.  The Company’s Board of Directors is authorized to designate the terms and conditions of any preferred stock issued by the Company without further action by the common stockholders. The Company designated 17,000 shares of its authorized and unissued preferred stock as Series X convertible preferred stock and filed an Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series X Convertible Preferred Stock with the Delaware Secretary of State. As of December 31, 2016, there were 9,499 shares of Series X Convertible Preferred Stock issued and outstanding, of which 487 shares were contingently redeemable.

In September, 2016, the Company entered into a subscription agreement with certain institutional investors pursuant to which it sold 17,000 (“Initial Tranche”) Series X units for a purchase price of $1,000 per unit in a registered direct offering. Each unit consists of one share of Series X Convertible Preferred Stock and a warrant to purchase 126.96 shares of common stock. The conversion price for the Series X Convertible Preferred Stock became fixed on November 16, 2016 at $1.9692 per share, which represented the VWAP of the Company’s common stock over the five full trading days following the date of the Company’s initial public announcement of topline and/or efficacy data from the CHABLIS-SC1 study on November 10, 2016. The registered direct offering resulted in gross proceeds of $17.0 million. The holders of Series X Convertible Preferred Stock do not have any voting rights nor the right to elect any members to the board of directors. The Series X Convertible Preferred Stock has a contingent redemption clause. The Company is not required to issue any shares of common stock upon conversion of any shares of Series X Convertible Preferred Stock to the extent that (i) the aggregate issuance of common stock will be greater than 8,385,828 shares or 19.99% of the total outstanding shares of the Company (the “Threshold Amount”) and (ii) the conversion has not been approved by the Company’s stockholders in accordance with the stockholder approval requirements of Nasdaq Marketplace Rule 5635(d) (a “Blocked Conversion”). In the event that a Blocked Conversion occurs after April 30, 2017, the holders of shares of Series X Stock who are not able to convert their Series X Convertible Preferred Stock in full because of the Blocked Conversion shall have the right to require the Company to redeem any or all of the Series X Convertible Preferred Stock that is ineligible for conversion at a redemption price equal to the product of: (x) the number of their shares underlying the to-be-redeemed Series X Convertible Preferred Stock, multiplied by (y) the two-day volume weighted average price of the Company’s common stock prior to the date of delivery of such notice of redemption. Based on a conversion price of $1.9692 per share, on November 16, 2016 the date the number of shares subject to redemption was fixed, the Series X Convertible Preferred Stock were convertible into 8,632,947 shares of common stock, which exceeds the Threshold Amount by 247,119 shares of common stock or 487 shares of Series X Convertible Preferred Stock.  As of December 31, 2016, 7,501 shares of Series X Convertible Preferred Stock had been converted into 3,809,160 shares of common stock and no warrants had been exercised.

The subscription agreement also provides that the investors have the right, but not the obligation, to make additional investments as follows: within 20 trading days following the Company’s initial public announcement of top-line data from the Company’s ongoing SOLUTION study (Phase 3 study evaluating the efficacy and safety of Sollpura in subjects with cystic fibrosis-related exocrine pancreatic insufficiency), the investors may purchase up to 28,330 (“Second Tranche”) shares of Series X Convertible Preferred Stock at a purchase price of $1,000 per share for an aggregate purchase price of $28.3 million  (“Additional Investment”). The terms of the Series X-1 Convertible Preferred Stock are identical to the Series X Convertible Preferred Stock, except as follows: the conversion price for the Series X-1 Convertible Preferred Stock will be equal to the lower of: (a) 75% of the five-day VWAP of the Company’s common stock over the five full trading days following the Company’s initial public announcement of topline clinical efficacy and safety data from the SOLUTION clinical study, or (b) 175% of the conversion price for the Series X Convertible Preferred Stock, or $3.45; the Series X-1 Convertible Preferred Stock do not include any contingent redemption features. The top-line data from the SOLUTION study was announced on December 27, 2016. No further investments were made by the investors and the right for Additional Investment expired on January 26, 2017.

Accounting Treatment

The Company allocated the proceeds from the financing amongst the Series X Convertible Preferred Shares, the warrants to purchase shares of common stock, and the investors’ rights to purchase shares of Series X-1 Convertible Preferred Stock. The accounting for each component on issuance and through December 31, 2016 is as follows:

•
Series X Convertible Preferred Stock – Due to the contingent redemption feature related to NASDAQ conversion limits that could result in a potential redemption for cash, the Company initially classified the 17,000 shares of Series X Convertible Preferred Stock in the mezzanine section (between equity and liabilities) on the date of issuance. The Company recorded the residual value of these shares at $9.6 million, which is net of allocation of $3.7 million to the fair value of the warrants to purchase common stock and $3.7 million to the relative fair value of the rights to purchase Series X-1 Convertible Preferred Stock on the date of issuance. On November 16, 2016, the conversion price became fixed at $1.9692 and therefore, the Series X Convertible Preferred Stock is convertible into 8,632,947 shares of common stock, which exceeded the aggregate number of common stock permitted for conversion by 247,119 shares or 487 shares of Series X Convertible Preferred Stock.  Therefore, the 487 shares of Series X Convertible Preferred Stock remained contingently redeemable on November 16, 2016 and shareholders approval will be required for the conversion of these shares; the remaining 16,513 shares of Series X Convertible Preferred Stock ceased to be redeemable and were reclassified from the mezzanine section to equity.

•
Warrants to Purchase Common Stock – The Company determined that, on the date of issuance, the warrants were not considered indexed to its own stock because the underlying instruments were not “fixed-for-fixed” and therefore, the warrants should be accounted for as derivatives. The warrants were initially measured at fair value at inception of $3.7 million and recorded as a liability with a corresponding entry to Series X Convertible Preferred Stock. On November 16, 2016, the Company remeasured the fair value of the warrants when the exercise price for the warrants became fixed and recorded the change in fair value as part of other income/expense in the Company’s statement of operation. The fair value of the Company’s warrant liability is discussed in Note 5. The number of shares of common stock underlying the warrants also became fixed on November 16, 2016 and therefore, the related warrant liability of $1.9 million was reclassified as stockholders’ equity.

•
Rights to Purchase Series X-1 Convertible Preferred Stock – The Company determined that the investors’ rights to purchase future shares of Series X-1 Convertible Preferred Stock was a freestanding instrument on issuance.  The instrument is treated as equity due to the permanent equity classification of the underlying Series X-1 Convertible Preferred Stock. The right was allocated based on its relative fair value of $3.7 million to the proceeds of the Series X Convertible Preferred Stock and recorded as part of permanent equity.  Subsequent to issuance, the Company determined that investors’ right to purchase future shares of Series X-1 Convertible Preferred Stock would not be exercised.  As such, the Company reclassified $3.6 million to the Series X shares in permanent equity.  At December 31, 2016, no amount remained associated with the Tranche Right.  The following table summarizes the assumptions used in the Monte Carlo simulation model to determine the fair value of the option related to the rights to purchase Series X-1 Convertible Preferred Stock on the date of issuance:

Common stock price	$3.20
Initial Series X Convertible Preferred Stock conversion price	$2.95
Expected volatility based on blended historical and implied volatilities	120%
Dividend yield	0%
Risk-free interest rate	0.90%
Expected term (years)	3

•
Beneficial Conversion Feature – Because the conversion price of the shares of Series X Convertible Preferred Stock was less than the fair value of the Company’s common stock at the date of issuance, the in-the-money conversion feature (Beneficial Conversion Feature, or BCF) requires separate financial statement recognition and is measured at the intrinsic value (i.e., the amount of the increase in value that preferred stockholders would realize upon conversion based on the value of the conversion shares on the issuance date). The initial BCF of $8.8 million was recorded as a discount to the Contingently Redeemable Series X Convertible Preferred Stock in mezzanine and was immediately accreted as a deemed preferred stock dividend and, accordingly, an adjustment to net loss to arrive at net loss applicable to common stockholders.  The BCF was reassessed on November 16, 2016 when the conversion price of the Series X shares became fixed and resulted in an additional $0.8 million being recorded as a reduction to the Series X Convertible Preferred Stock in permanent equity.  No deemed dividend was recorded as the shares were no longer redeemable.

•
Conversion of Series X Convertible Preferred Stock – On December 7, 2016, pursuant to a conversion notice received from one of the holders of the Series X Convertible Preferred Stock, the Company converted 7,501 shares of Series X Convertible Preferred Stock into 3,809,160 shares of common stock, leaving a balance of 9,499 shares of Series X Convertible Preferred Stock outstanding as of December 31, 2016.  The conversion was reflected as a reduction in Series X Convertible Preferred Stock in permanent equity. The unamortized discount was recognized as a deemed dividend of $2.1 million in connection with the conversion of the Series X Convertible Preferred Stock,

As of December 31, 2016, 487 shares of Series X Convertible Preferred Stock were contingently redeemable.  The redemption value is dependent on the 2-day VWAP of the Company’s common stock on the date of conversion.  As the estimated redemption value as of December 31, 2016 approximated the carrying value, no adjustment was made to the carrying value

Common Stock

In March 2016, we filed a universal shelf registration statement with the SEC on Form S-3 (File No. 333-210166) for the proposed offering from time to time of up to $100.0 million of our securities, including common stock, preferred stock, debt securities and/or warrants. On April 21, 2016, we registered $25.0 million under the registration statement for the H.C. Wainwright ATM Agreement.  On March 14, 2017, we amended the H.C. Wainwright ATM Agreement and reduced the amount registered under the registration statement to $23 million.  On April 27, 2016, we registered $14.4 million under the registration statement for the LPC Purchase Agreement.  On March 12, 2017, upon the expiration of the LPC Purchase Agreement, $13.4 million of unused amount became available under the registration statement.  On September 8, 2016, we registered $22.1 million under the registration statement for a subscription agreement with certain institutional investors for the sale of convertible preferred stock and issuance of warrants in a registered direct offering.  On March 14, 2017, we entered into an equity underwriting agreement H.C. Wainwright, pursuant to which we agreed to issue and sell an aggregate of 30,000,000 shares of our common stock and warrants to purchase an aggregate of 60,000,000 shares of our common stock for gross proceeds of $15 million.  Under the terms of the underwriter agreement, we granted the underwriter a 30-day option to purchase an additional 4,500,000 shares of common stock and/or warrants to purchase up to an additional 9,000,000 shares of common stock.  In connection with the registered direct offering of common stock and warrants, we registered $53.5 million under the registration statement.  As of the date of this report, there is a balance of $0.4 million available for future issuance under the registration statement

On April 21, 2016, the Company entered into an at-the-market sales agreement with H.C. Wainwright (the “H.C. Wainwright ATM Agreement”) under which the Company from time to time may offer and sell shares of its common stock, par value $0.001 per share, having an aggregate offering price of up to $25.0 million through H.C. Wainwright, as agent.  On March 14, 2017, the Company amended the H.C. Wainwright ATM Agreement and reduced the amount of aggregate offering price to $23.0 million.  For the year ended December 31, 2016, the Company sold $2.7 million in shares of common stock pursuant to the H.C. Wainwright ATM Agreement, leaving a balance of $20.3 million available for future sale pursuant to the H.C. Wainwright ATM Agreement as of the date of this report.

On March 12, 2015, the Company executed an equity purchase agreement with LPC, pursuant to which the Company has the right, but not the obligation, to sell to LPC up to an aggregate of $10.0 million in shares of common stock over a period of two years.  In July 2015, the Company amended the equity purchase agreement to reduce the amount available for purchase to $6.0 million.   On April 27, 2016, the Company amended the equity purchase agreement and increased the amount of common stock available for purchase to $15.0 million.  As of December 31, 2016, the Company sold approximately $1.6 million in shares of common stock pursuant to the equity purchase agreement. In connection with the sale of shares to LPC, for the year ended December 31, 2016, the Company issued 24,829 shares to LPC as commitment fee pursuant to the equity purchase agreement.  The equity purchase agreement expired on March 12, 2017.

Based on the requirements of Form S-3, however, there are certain factors, such as volume of trading in the Company’s common stock and stock price, which may limit the amount that can be raised in a short period of time through Purchase Agreement and registration statements described above.

At December 31, 2016, the Company had reserved the following shares for future issuance:

Convertible Series X preferred stock	4,576,668
Common stock options outstanding	5,996,024
Common stock warrants outstanding	2,198,414
Common stock options available for future grant under stock option plan	472,676
Common stock available for future grant under ESPP plan	68,677
Total	13,312,459

Warrants

In connection with a venture debt executed in March 2011, the Company issued a seven-year warrant to the lender for the purchase of 40,178 shares of the Company’s common stock at an exercise price of $48.00 per share. The warrant was immediately exercisable and expires in March 2018. As of December 31, 2016, the warrant remained outstanding and exercisable.

In connection with the issuance of Series X convertible preferred stock in September 2016, the Company issued warrants to certain institutional investors to purchase shares of the Company’s common stock. On November 16, 2016, the exercise price and number of shares of common stock underlying the warrants became fixed at $2.36 and 2,158,236, respectively. The warrants are exercisable at any time and from time to time after March 13, 2017, and will expire on September 13, 2019.  As of December 31, 2016, the warrants remained outstanding but not exercisable.

10.	STOCK-BASED AWARDS

Option Plan

On March 25, 2013, the Company’s board of directors adopted the 2013 Stock Option and Incentive Plan (the “2013 Plan”), which was also approved by the Company’s stockholders at its annual general meeting on May 16, 2013. The Company initially reserved 1,750,000 shares of its common stock for the issuance of awards under the 2013 Plan, plus all shares remaining available for grant under the Company’s 2010 Stock Option and Incentive Plan (the “2010 Plan), plus any additional shares returned under the 2010 Plan or 2013 Plan as a result of the cancellation, forfeiture or other termination (other than by exercise) of awards issued pursuant to the 2010 Plan  or 2013 Plan, subject in all cases to adjustment including reorganization, recapitalization, reclassification, stock dividend, stock split, reverse stock split or other similar change in the Company’s capital stock. In May 2015, the Company’s shareholders approved an increase of 1,790,818 shares to the 2013 Plan pool.  In April 2016, the Company’s shareholders approved an increase of 1,600,000 shares to the 2013 Plan pool.  Of the shares of common stock reserved for issuance under the 2013 Plan, no more than 750,000 shares will be issued to any individual participant as incentive options, non-qualified options or stock appreciation rights during any calendar year. The 2013 Plan permits the granting of incentive and non-statutory stock options, restricted and unrestricted stock awards, restricted stock units, stock appreciation rights, performance share awards, cash-based awards and dividend equivalent rights to eligible employees, directors and consultants. The option exercise price of an option granted under the 2013 Plan may not be less than 100% of the fair market value of a share of the Company’s common stock on the date the stock option is granted. Options granted under the 2013 Plan have a maximum term of 10 years and generally vest over four years. In addition, in the case of certain large stockholders, the minimum exercise price of incentive options must equal 110% of fair market value on the date of grant and the maximum term is limited to five years. Subject to overall Plan limitations, the maximum aggregate number of shares of common stock that may be issued in the form of incentive options shall not exceed 6,250,000 shares of common stock.

The following table summarizes stock option activity for 2014, 2015 and 2016:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life in Years	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2013	1,997,075	$5.21	9.11	$48
Options granted	1,389,743	$2.00
Options exercised	(2,000)	$2.08
Options cancelled/forfeited	(362,849)	$5.78
Balance at December 31, 2014	3,021,969	$3.67	8.92	$0
Options granted	1,392,499	$7.10
Options exercised	(80,218)	$3.73
Options cancelled/forfeited	(78,269)	$4.01
Balance at December 31, 2015	4,255,981	$4.79	8.44	$4,330
Options granted	2,960,142	$3.27
Options exercised	(116,773)	$2.20
Option forfeited	(440,000)	$9.48
Options cancelled	(663,326)	$5.06
Balance at December 31, 2016	5,996,024	$3.73	8.19	$0
Ending vested at December 31, 2016	2,602,023	$4.11	7.20	$0
Vested and expected to vest at December 31, 2016	5,575,887	$3.76	8.12	$0

As of December 31, 2016, there were 472,676 shares available for grant under the 2013 Plan.

The assumptions used in the Black-Scholes option-pricing model to value stock options are as follows:

	Years Ended December 31,
	2016	2015	2014
Expected Volatility	98%	94%	91%
Dividend Yield	0%	0%	0%
Risk-Free Interest Rate	1.51%	1.70%	1.60%
Expected Term (years)	5.90	5.92	5.22
Weighted-average fair value per option	$2.53	$5.40	$1.35

The intrinsic value of stock options represents the difference between the exercise price of stock options and the market price of our stock on that day for all in-the-money options. Additional information related to our stock options is summarized below (in thousands except per share information):

	Years Ended December 31,
	2016	2015	2014
Intrinsic value of options exercised	$177	$140	$3
Proceeds received from the exercise of stock options	$257	$299	$4

There was $6.8 million of total unrecognized compensation expense as of December 31, 2016. The unrecognized compensation expense will be amortized on a straight-line basis over a weighted-average remaining period of 2.54 years.

Information about stock options outstanding, vested and exercisable as of December 31, 2016, was as follows:

	Options Outstanding		Options Vested & Exercisable
Range of Exercise Price	Number of Shares	Weighted-Average Remaining Contractual Life (In Years)	Number of Shares	Weighted-Average Remaining Contractual Life (In Years)
$ 1.47 - $2.86	1,461,031	8.22	653,306	7.41
$ 2.89 - $4.61	2,821,394	9.09	676,873	8.47
$ 4.75 - $9.48	1,665,132	6.72	1,236,294	6.48
$ 10.72 - $33.52	45,092	5.35	32,175	4.05
$ 65.36 - $65.36	3,375	4.50	3,375	4.50
Total	5,996,024	8.19	2,602,023	7.20

2010 Employee Stock Purchase Plan

Effective July 2010, under the terms of the ESPP, eligible employees of the Company may authorize the Company to deduct amounts from their compensation, which amounts are used to enable the employees to purchase shares of the Company’s common stock. The Company initially reserved 12,500 shares of common stock for issuance thereunder plus on January 1, 2011 and each January 1 thereafter, the number of shares of stock reserved and available for issuance under the Plan shall be cumulatively increased by the lesser of (i) one percent (1%) of the number of shares of common stock issued and outstanding on the immediately preceding December 31 or (ii) 31,250 shares of common stock.  During the year ended December 31, 2016, 2015 and 2014, 18,502, 60,444 and 25,000 shares were issued pursuant to the purchase of common stock by our employees under the ESPP, respectively.  As of December 31, 2016, there were 68,677 shares available for grant under the 2010 Employee Stock Purchase Plan.

Under the ESPP, eligible employees of the Company may authorize the Company to deduct amounts from their compensation, which amounts are used to enable the employees to purchase shares of the Company’s common stock. The purchase price per share is 85% of the fair market value of the common stock as of the first date or the ending date of the applicable semi-annual purchase period, whichever is less (the “Look-Back Provision”). The 15% discount and the Look-Back Provision make the ESPP compensatory. The Black-Scholes option pricing model was used to value the employee stock purchase rights. For the years ended December 31, 2016, 2015 and 2014, the following weighted-average assumptions were used in the valuation of the stock purchase rights:

	Years Ended December 31,
	2016	2015	2014
Expected Volatility	97%	82%	41%
Dividend Yield	0%	0%	0%
Risk-Free Interest Rate	0.38%	0.08%	0.05%
Expected Term (years)	0.50	0.50	0.50
Weighted-average grant date fair value per right	$1.50	$1.04	$1.04

Stock-Based Compensation Expense

Total stock-based compensation expense, including expense recorded for the ESPP, was as follows (in thousands):

	Years Ended December 31,
	2016	2015	2014
Research and development	$1,795	$1,453	$825
General and administrative (1)	4,944	2,088	1,350
Total employee stock-based compensation	$6,739	$3,541	$2,175

(1)	Included in general and administrative expense was approximately $1.5 million in stock-based compensation associated with the cancellation of options by a former employee in December 2016.

11.  NET LOSS PER SHARE

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

The following table summarizes the Company’s calculation of net loss per common share (in thousands except share and per share amounts):

	Year Ended December 31,
	2016	2015	2014
Net loss per share
Numerator
Net loss	$(55,523)	$(35,220)	$(29,604)
Deemed dividend attributable to preferred stock	(10,914)	—	—
Net loss applicable to common stockholders	$(66,437)	$(35,220)	$(29,604)
Denominator
Weighted average common shares outstanding	41,310,269	35,631,237	21,776,269
Basic and diluted net loss per share	$(1.61)	$(0.99)	$(1.36)

The following outstanding potentially dilutive securities were excluded from the computation of diluted net loss per share, as the effect of including them would have been antidilutive:

	Year Ended December 31,
	2016	2015	2014
Total options to purchase common stock	5,996,024	4,255,981	3,021,969
Total warrants to purchase common stock	2,198,414	40,178	556,838
Series X convertible preferred stock	4,576,668	—	—
Total restricted stock units	—	—	937
Total	12,771,106	4,296,159	3,579,744

12.	EMPLOYEE BENEFIT PLAN

The Company maintains a defined contribution 401(k) plan, or the 401(k) Plan. Employee contributions are voluntary and are determined on an individual basis, limited by the maximum amounts allowable under federal tax regulations. Prior to 2011, the Company had not made any contributions to the 401(k) Plan. In December 2012, the Company amended its 401(k) plan to provide for non-elective employer contribution at the Company’s discretion. During the years ended December 31, 2016, 2015 and 2014, the Company contributed approximately $264,000, $284,000 and $185,000, respectively, in non-elective employer contribution into the employees’ 401(k) accounts.

13.	INCOME TAXES

The Company’s loss before provision for income taxes during the years ended December 31, 2016, 2015 and 2014, was a domestic loss of $66.4 million, $35.2 million and $29.6 million, respectively.

The Company has incurred net operating losses since inception. The Company has not reflected any benefit of such net operating loss carryforwards in the accompanying consolidated financial statements and has established a full valuation allowance against its deferred tax assets.

The components of the provision for income taxes during the years ended December 31, 2016, 2015 and 2014 are as follows (in thousands):

	December 31,
	2016	2015	2014
Current:
Federal	$—	$—	$—
State	1	1	1
Foreign	—	—	—
Total current	1	1	1
Deferred:
Federal	(20,942)	(11,080)	(9,046)
State	8,936	(3,250)	(2,689)
Foreign	—	—	—
Total deferred	(12,006)	(14,330)	(11,735)
Valuation allowance	12,006	14,330	11,735
Total provision for income taxes	$—	$—	$—

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating losses and tax credit carryforwards.

The significant components of the Company’s deferred tax assets for the years ended December 31, 2016 and 2015 are as follows (in thousands):

	December 31,
	2016	2015
Deferred tax assets:
Net operating loss carryforwards	$44,909	$37,576
Tax credits	4,084	3,023
Intangible assets	1,470	2,033
Capitalized R&D	40,297	35,514
Other	1,677	2,285
Total deferred tax assets	92,437	80,431
Deferred tax liabilities	—	—
Valuation allowance	(92,437)	(80,431)
Net deferred tax asset	$—	$—

The reconciliation between the Company’s effective tax rate on income (loss) from continuing operations and the statutory tax rates for the years ended December 2016, 2015, and 2014 is as follows:

	2016	2015	2014
Statutory rate	34%	34%	34%
State tax	(9)%	6%	6%
Tax credit	1%	2%	1%
Deemed dividend and warrant liability revaluation	(4)%	—%	—%
Stock based compensation	(4)%	(1)%	(1)%
Valuation allowance	(18)%	(41)%	(40)%
Effective tax rates	0%	0%	0%

Tax benefits of net operating losses, temporary differences and credit carryforwards are recorded as an asset to the extent that management assesses that realization is “more likely than not.” Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carryforward period. Because of the Company’s history of operating losses, management believes that the deferred tax assets arising from the above-mentioned future tax benefits are currently not likely to be realized and, accordingly, has provided a full valuation allowance. The net valuation allowance increased by $12.0 million in 2016, $14.3 million in 2015, and $11.7 million in 2014.

The amount of the valuation allowance for deferred tax assets associated with excess tax deductions from stock-based compensation arrangements that would be allocated to contributed capital if the future tax benefits are subsequently recognized is $0.3 million.

Net operating losses and tax return credit carryforwards as of December 31, 2016, are as follows (in thousands):

	Amount	Expiration Years
Net operating losses—federal	$117,090	Beginning 2024
Net operating losses—state	$89,251	Beginning 2017
Tax return credits—federal	$2,342	Beginning 2032
Tax return credits—state	$2,640	Do not expire

Utilization of the domestic NOL and tax credit forwards may be subject to a substantial annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as required by the Internal Revenue Code Section 382, as well as similar state provisions. In general, an “ownership change,” as defined by the code, results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders or public groups. Any limitation may result in expiration of all or a portion of the NOL or tax credit carryforwards before utilization.

As of December 31, 2016, the Company had unrecognized tax benefits of $1.7 million, all of which would not currently affect the Company’s effective tax rate if recognized due to the Company’s deferred tax assets being fully offset by a valuation allowance. The Company did not anticipate any significant change to the unrecognized tax benefit balance as of December 31, 2016.  A reconciliation of unrecognized tax benefits is as follows (in thousands):

Amount
Balance as of December 31, 2013	828
Additions based on tax positions related to prior year	—
Additions based on tax positions related to current year	171
Balance as of December 31, 2014	$999
Additions based on tax positions related to prior year	—
Additions based on tax positions related to current year	269
Balance as of December 31, 2015	$1,268
Deductions based on tax positions related to prior year	(27)
Additions based on tax positions related to current year	420
Balance as of December 31, 2016	$1,661

The Company would classify interest and penalties related to uncertain tax positions in income tax expense, if applicable. There was no interest expense or penalties related to unrecognized tax benefits recorded through December 31, 2016. The tax years 2004 through 2016 remain open to examination by one or more major taxing jurisdictions to which the Company is subject.

The Company does not anticipate that total unrecognized net tax benefits will significantly change prior to the end of 2017.

14.	SUMMARIZED QUARTERLY UNAUDITED FINANCIAL DATA

Quarterly results were as follows (in thousands, except per share data):

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
2016
REVENUES:
License revenue	$139	$—	$—	$—
Collaborative revenue	6	—	—	—
Total revenues	145	—	—	—
OPERATING EXPENSES:
Research and development	$9,624	$11,966	$14,096	$10,825
General and administrative	2,238	2,576	2,504	3,754
Research award	—	(261)	—	—
LOSS FROM OPERATIONS	(11,717)	(14,281)	(16,600)	(14,579)
Other income (expense)	(9)	(53)	(47)	19
Change in fair value of warrant liability	—	—	169	1,575
NET LOSS	$(11,726)	$(14,334)	$(16,478)	$(12,985)
Deemed dividend attributable to preferred stock	—	—	(8,807)	(2,107)
Net loss applicable to common stockholders	(11,726)	(14,334)	(25,285)	(15,092)
Net loss per share—basic and diluted	$(0.29)	$(0.35)	$(0.61)	$(0.36)
Shares used in computing basic and diluted net loss per share	40,049,895	41,032,544	41,682,669	42,459,248

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
2015
REVENUES:
License revenue	$49	$146	$548	$1,819
Collaborative revenue	196	143	185	99
Total revenues	245	289	733	1,918
OPERATING EXPENSES:
Research and development	$5,995	$8,539	$10,359	$8,605
General and administrative	1,907	1,696	2,091	1,874
Research award	—	(1,100)	(367)	(1,171)
LOSS FROM OPERATIONS	(7,657)	(8,846)	(11,350)	(7,390)
Other income (expense)	(3)	(49)	24	51
NET LOSS	$(7,660)	$(8,895)	$(11,326)	$(7,339)
Net loss per share—basic and diluted	$(0.28)	$(0.25)	$(0.29)	$(0.18)
Shares used in computing basic and diluted net loss per share	27,595,081	35,817,794	39,241,738	39,947,036

15.          SUBSEQUENT EVENTS

On January 27, 2017, a purchase right provided to certain investors to make additional investments (see Note 9) became expired and unexercised.

On January 5 and 30, 2017, the Company received conversion notices from holders of Series X Convertible Preferred Stock and converted 9,012 shares of Series X Convertible Preferred Stock into 4,576,349 shares of common stock.

On March 14, 2017, the Company entered into an underwriting agreement with H.C. Wainwright, pursuant to which we agreed to issue and sell an aggregate of 30,000,000 shares of its common stock and warrants (the “Tranche 1 Warrants” and the “Tranche 2 Warrants”) to purchase an aggregate of 60,000,000 shares of its common stock for gross proceeds of $15 million.  Each Tranche 1 and Tranche 2 Warrant has an exercise price of $0.55 and $0.50 per share, respectively.  The Tranche 1 and Tranche 2 Warrants will become exercisable on any day on or after the date that the Company has sufficient authorized shares of common stock.  The Tranche 1 Warrant will expire five years following the Exercisable Date and the Tranche 2 Warrant will expire six months following the Exercisable Date.  The shares of common stock and accompanying warrants were immediately separable.  Under the terms of the underwriter agreement, we granted the underwriter a 30-day option to purchase an additional 4,500,000 shares of common stock and/or warrants to purchase up to an additional 9,000,000 shares of common stock.  The financing transaction is expected to close on March 17, 2017, subject to satisfaction of customary closing condition.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANTHERA PHARMACEUTICALS, INC.

By:	/s/ Craig Thompson
Craig Thompson

Chief Executive Officer
(Principal Executive Officer)

Dated: March 16, 2017

POWER OF ATTORNEY

We, the undersigned officers and directors of Anthera Pharmaceuticals, Inc., hereby severally constitute and appoint Craig Thompson and May Liu, and each of them singly (with full power to each of them to act alone), our true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution in each of them for him or her and in his or her name, place and stead, and in any and all capacities, to sign for us and in our names in the capacities indicated below any and all amendments to this report, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as full to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Craig Thompson	Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2017
Craig Thompson

/s/ May Liu	Senior Vice President, Finance and Administration (Principal Accounting Officer)	March 16, 2017
May Liu

/s/ Paul F. Truex	Chairman of the Board of Directors	March 16, 2017
Paul F. Truex

/s/ Christopher S. Henney	Director	March 16, 2017
Christopher S. Henney

/s/ Brian R. Mueller	Director	March 16, 2017
Brian R. Mueller

/s/ Steven B. Engle	Director	March 16, 2017
Steven B. Engle

/s/ David E. Thompson	Director	March 16, 2017
David E. Thompson
/s/ Brent V. Furse	Director	March 16, 2017
Brent V. Furse

/s/ Philip T. Sager	Director	March 16, 2017
Philip T. Sager

Exhibit Index

Number	Description

3.1	Fifth Amended and Restated Certificate of Incorporation(1)

3.2	Certificate of Amendment to the Fifth Amended and Restated Certificate of Incorporation filed October 12, 2012(2)

3.3	Certificate of Amendment to the Fifth Amended and Restated Certificate of Incorporation filed July 12, 2013 and effective July 15, 2013(3)

3.5	Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series X Convertible Preferred Stock filed on September 15, 2016 (5)

3.6	Form of Certificate of Designation of Preferences, Rights and Limitations of Series X-1 Convertible Preferred Stock filed on September 12, 2016(6)

3.7	Amended and Restated Bylaws, as amended on May 21, 2015(7)

4.1	Specimen certificate evidencing shares of common stock(8)

4.2	Specimen Series X Convertible Preferred Stock certificate(9)

4.3	Form of Warrant sold pursuant to that Securities Purchase Agreement, among the Company and the purchasers thereto, dated September 20, 2010(10)

4.4	Form of Warrant Agreement dated as of March 25, 2011(11)

4.5	Form of Warrant sold pursuant to that Subscription Agreement, among the Company and the purchasers thereto, dated September 6, 2016(12)

#10.1	2005 Equity Incentive Plan and form agreements thereunder(13)

#10.2	Amended and Restated 2010 Stock Option and Incentive Plan(14)

#10.3	Certificate of Amendment to Amended and Restated 2010 Stock Option and Incentive Plan(15)

#10.4	Form of Non-Qualified Stock Option Agreement for Company Employees Under the Anthera Pharmaceuticals, Inc. 2010 Stock Option and Incentive Plan(16)

#10.5	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors Under the Anthera Pharmaceuticals, Inc. 2010 Stock Option and Incentive Plan(16)

#10.6	Form of Incentive Stock Option Agreement Under the Anthera Pharmaceuticals, Inc. 2010 Stock Option and Incentive Plan(16)

#10.7	Form of Restricted Stock Award Agreement Under the Anthera Pharmaceuticals, Inc. 2010 Stock Option and Incentive Plan(16)

#10.8	Restricted Stock Unit Award Agreement Under the Anthera Pharmaceuticals, Inc. 2010 Stock Option and Incentive Plan(17)

#10.9	2010 Employee Stock Purchase Plan(18)

#10.10	Amendment No. 1 to 2010 Employee Stock Purchase Plan(19)

#10.11	Amendment No. 2 to 2010 Employee Stock Purchase Plan(20)

#10.12	2013 Stock Option and Incentive Plan(21)

#10.13	Form of Non-Qualified Stock Option Agreement for Company Employees Under the 2013 Stock Option and Incentive Plan(22)

#10.14	Form of Non-Qualified Stock Option Agreement for Non-Employees Directors Under the 2013 Stock Option and Incentive Plan(22)

#10.15	Form of Incentive Stock Option Agreement Under the 2013 Stock Option and Incentive Plan(22)

#10.16	Form of Restricted Stock Award Agreement Under the 2013 Stock Option and Incentive Plan(22)

#10.17	Form of Restricted Stock Unit Award Agreement Under the 2013 Stock Option and Incentive Plan(22)

#10.18	Form of Amended and Restated Indemnification Agreement(23)

#10.19	Form of Amended and Restated Change in Control Agreement(24)

#10.20	Form of Amended and Restated Severance Benefits Agreement(25)

+10.21	License Agreement between Amgen Inc. and the Company, dated as of December 18, 2007(26)

10.22	Amendment No. 1 to License Agreement between Amgen Inc. and the Company, dated as of October 16, 2009(27)

+10.23	Amendment No. 2 to License Agreement between Amgen Inc. and the Company, dated as of November 26, 2014(28)

10.24	Form of Securities Purchase Agreement, among the Company and the purchasers thereto, dated September 20, 2010(29)

10.25	Lease by and between the Company and MEPT Mount Eden LLC, dated as of May 4, 2011(30)

10.26	Lease Amendment by and between the Company and MEPT Mount Eden LLC, dated as of November 13, 2013(31)

+10.27	License Agreement between the Company and Eli Lilly, dated as of July 11, 2014(32)

+10.28	Collaboration and License Agreement between the Company and Zenyaku Kogyo Co., Ltd., dated as of December 11, 2014(33)

+10.29	Stock Purchase Agreement between the Company and Zenyaku Kogyo Co., Ltd., dated as of December 11, 2014(34)

+10.30	Subscription Agreement between the Company and Zenyaku Kogyo Co., Ltd., dated as of January 27, 2015(35)

+10.31	Subscription Agreement between the Company and Amgen Inc., dated as of January 27, 2015(36)

+10.32	Subscription Agreement between the Company and Zenyaku Kogyo Co., Ltd., dated as of August 14, 2015 (37)

#10.33	Deferred Compensation Election Form by and between the Company and Paul Truex, effective as of December 28, 2015 (38)

#10.34	Employment Offer Letter between the Company and Mr. Craig Thompson, dated as of December 4, 2015 (39)

#10.35	Employment Agreement, by and between the Company and Mr. Paul Truex, dated as of January 25, 2016 (40)

#10.36	Employment Agreement, by and between the Company and Mr. Craig Thompson, dated as of January 25, 2016 (41)

#10.37	Employment Agreement, by and between the Company and Dr. Colin Hislop, dated as of January 25, 2016 (42)

#10.38	Employment Agreement, by and between the Company and Ms. Klara Dickinson-Eason, dated as of January 25, 2016 (43)

#10.39	Employment Agreement, by and between the Company and Dr. Chuck Olson, dated as of January 25, 2016 (44)

#10.40	Employment Agreement, by and between the Company and Ms. May Liu, dated as of January 25, 2016 (45)

#10.41	Employment Offer Letter, by and between the Company and Dr. James Pennington, dated as of April 1, 2016 (46)

#10.42	Employment Offer Letter, by and between the Company and Dr. William Shanahan, dated as of April 25, 2016 (47)

#10.43	Amended and Restated Employment Offer Letter, by and between the Company and Mr. Craig Thompson, dated as of December 6, 2016 (filed herewith)

10.41	Stock Purchase Agreement between the Company and Lincoln Park Capital Fund, LLC, dated as of March 12, 2015 (48)

10.42	Amendment to the Stock Purchase Agreement between the Company and Lincoln Park Capital Fund LLC, dated as of July 8, 2015 (49)

10.43	Amendment to the Stock Purchase Agreement between the Company and Lincoln Park Capital Fund LLC, dated as of April 27, 2016 (50)

10.44	At Market Issuance Sales Agreement, dated April 21, 2016, between Anthera Pharmaceuticals, Inc. and H.C. Wainwright & Co., LLC (51)

10.45
Subscription Agreement, dated September 6, 2016, between Anthera Pharmaceuticals, Inc. and purchasers affiliated with Biotechnology Value Fund, L.P. and Rock Springs Capital Master Fund LP (filed as Exhibit 10.1 to the registrant's Form 8-K filed with the SEC on September 12, 2016 and incorporated herein by reference)(52)

14.1	Code of Ethics (53)

21.1	Subsidiaries of Anthera Pharmaceuticals, Inc.(54)

23.1	Consent of BDO USA LLP, independent registered public accounting firm

24.1	Power of Attorney (included on signature page hereto)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

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

+	Certain provisions of this Exhibit have been omitted pursuant to a request for confidential treatment.

#	Indicates management contract or compensatory plan, contract or agreement.

(1)	Filed as Exhibit 3.6 to the registrant’s Registration Statement on Form S-1/A (File No. 333-161930), filed with the SEC on February 3, 2010 and incorporated herein by reference.

(2)	Filed as the same numbered exhibit to the registrant’s Annual Report on Form 10-K, filed with the SEC on March 26, 2013 and incorporated herein by reference.

(3)	Filed as Exhibit 3.1 to the registrant Current Report on Form 8-K, filed with the SEC on July 16, 2013 and incorporated herein by reference.

(4)	Filed as Exhibit 3.1 to the registrant Current Report on Form 8-K, filed with the SEC on September 12, 2016 and incorporated herein by reference.

(5)	Filed as Exhibit 3.1 to the registrant's Form 8-K filed with the SEC on September 15, 2016 and incorporated herein by reference.

(6)	Filed as Exhibit 3.2 to the registrant Current Report on Form 8-K, filed with the SEC on September 12, 2016 and incorporated herein by reference.

(7)	Filed as Exhibit 3.4 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 10, 2015 and incorporated herein by reference.

(8)
Filed as the same numbered exhibit to the registrant’s Amendment No. 3 to Registration Statement on Form S-1 (File No. 333-161930), filed with the SEC on January 29, 2010 and incorporated herein by reference.

(9)	Filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K, filed with the SEC on September 12, 2016 and incorporated herein by reference.

(10)	Filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K, filed with the SEC on September 22, 2010 and incorporated herein by reference.

(11)	Filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K, filed with the SEC on March 29, 2011 and incorporated herein by reference.

(12)	Filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K, filed with the SEC on September 6, 2016 and incorporated herein by reference.

(13)	Filed as the same numbered exhibit to the registrant’s Registration Statement on Form S-1 (File No. 333-161930), filed with the SEC on September 15, 2009 and incorporated herein by reference.

(14)	Filed as Appendix A to the registrant’s Definitive Proxy Statement on Schedule 14A, filed with the SEC on June 8, 2010 and incorporated herein by reference.

(15)	Filed as Exhibit 10.2 to registrant’s Quarterly Report on Form 10-Q, filed with the SEC on August 12, 2011 and incorporated herein by reference.

(16)	Filed as Exhibit 10.2 to the registrant’s Amendment No. 4 to Registration Statement on Form S-1 (File No. 333-161930), filed with the SEC on February 3, 2010 and incorporated herein by reference.

(17)	Filed as Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q, filed with the SEC on May 14, 2010 and incorporated herein by reference.

(18)	Filed as Appendix B to the registrant’s Definitive Proxy Statement on Schedule 14A, filed with the SEC on June 8, 2010 and incorporated herein by reference.

(19)	Filed as Exhibit 10.42 to the registrant’s Annual Report on Form 10-K, filed with the SEC on March 7, 2011 and incorporated herein by reference.

(20)	Filed as Exhibit 10.34 to the registrant’s Annual Report on Form 10-K, filed with the SEC on March 26, 2013 and incorporated herein by reference.

(21)	Filed as Annex B to the registrants Definitive Proxy Statement on Schedule 14A, filed with the SEC on April 5, 2013 and incorporated herein by reference.

(22)	Filed as the same numbered exhibit to the registrant’s Annual Report on Form 10-K, filed with the SEC on March 28, 2014 and incorporated herein by reference.

(23)	Filed as Exhibit 10.3 to the registrant’s Registration Statement on Form S-1 (File No. 333-161930), filed with the SEC on September 15, 2009 and incorporated herein by reference.

(24)	Filed as the Exhibit 10.4 to the registrant’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-161930), filed with the SEC on October 19, 2009 and incorporated herein by reference.

(25)	Filed as the Exhibit 10.5 to the registrant’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-161930), filed with the SEC on October 19, 2009 and incorporated herein by reference.

(26)	Filed as Exhibit 10.10 to the registrant’s Registration Statement on Form S-1 (File No. 333-161930), filed with the SEC on September 15, 2009 and incorporated herein by reference.

(27)	Filed as Exhibit 10.18 to the registrant’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-161930), filed with the SEC on October 19, 2009 and incorporated herein by reference.

(28)	Filed as Exhibit 10.23 to the registrant’s Annual Report on Form 10-K, filed with the SEC on March 16, 2015, and incorporated herein by reference.

(29)	Filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K, filed with the SEC on September 22, 2010 and incorporated herein by reference.

(30)	Filed as Exhibit 10.4 to the registrant’s Quarterly Report on Form 10-Q, filed with the SEC on May 13, 2011, and incorporated herein by reference.

(31)	Filed as Exhibit 10.27 to the registrant’s Annual Report on Form 10-K, filed with the SEC on March 28, 2014, and incorporated herein by reference.

(32)	Filed as Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q/A, filed with the SEC on December 12, 2014 and incorporated herein by reference

(33)	Filed as Exhibit 10.33 to the registrant’s Annual Report on Form 10-K, filed with the SEC on March 16, 2015 and incorporated herein by reference

(34)	Filed as Exhibit 10.34 to the registrant’s Annual Report on Form 10-K, filed with the SEC on March 16, 2015 and incorporated herein by reference

(35)	Filed as Exhibit 10.35 to the registrant’s Annual Report on Form 10-K, filed with the SEC on March 16, 2015 and incorporated herein by reference

(36)	Filed as Exhibit 10.36 to the registrant’s Annual Report on Form 10-K, filed with the SEC on March 16, 2015 and incorporated herein by reference

(37)	Filed as Exhibit 10.32 to the registrant’s Annual Report on Form 10-K, filed with the SEC on March 14, 2016 and incorporated herein by reference

(38)	Filed as Exhibit 10.33 to the registrant’s Annual Report on Form 10-K, filed with the SEC on March 14, 2016 and incorporated herein by reference

(39)	Filed as Exhibit 10.34 to the registrant’s Annual Report on Form 10-K, filed with the SEC on March 14, 2016 and incorporated herein by reference

(40)	Filed as Exhibit 10.35 to the registrant’s Annual Report on Form 10-K, filed with the SEC on March 14, 2016 and incorporated herein by reference

(41)	Filed as Exhibit 10.36 to the registrant’s Annual Report on Form 10-K, filed with the SEC on March 14, 2016 and incorporated herein by reference

(42)	Filed as Exhibit 10.37 to the registrant’s Annual Report on Form 10-K, filed with the SEC on March 14, 2016 and incorporated herein by reference

(43)	Filed as Exhibit 10.38 to the registrant’s Annual Report on Form 10-K, filed with the SEC on March 14, 2016 and incorporated herein by reference

(44)	Filed as Exhibit 10.39 to the registrant’s Annual Report on Form 10-K, filed with the SEC on March 14, 2016 and incorporated herein by reference

(45)	Filed as Exhibit 10.40 to the registrant’s Annual Report on Form 10-K, filed with the SEC on March 14, 2016 and incorporated herein by reference

(46)	Filed as Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q, filed with the SEC on May 10, 2016 and incorporated herein by reference

(47)	Filed as Exhibit 10.4 to the registrant’s Quarterly Report on Form 10-Q, filed with the SEC on November 7, 2016 and incorporated herein by reference

(48)	Filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K, filed with the SEC on March 16, 2015 (dated March 12, 2015) and incorporated herein by reference

(49)	Filed as Exhibit 10.1 to the registrant's Form 8-K, filed with the SEC on April 27, 2016 and incorporated herein by reference

(50)	Filed as Exhibit 10.1 to the registrant's Form 8-K, filed with the SEC on April 21, 2016 and incorporated herein by reference

(51)	Filed as the same numbered exhibit to the registrant’s Annual Report on Form 10-K, filed with the SEC on March 7, 2011 and incorporated herein by reference

(52)	Filed as Exhibit 10.1 to the registrant’s Form 8-K filed with the SEC on September 12, 2016 and incorporated herein by reference.

(53)	Filed as the same numbered exhibit to the registrant’s Annual Report on Form 10-K, filed with the SEC on March 7, 2011 and incorporated herein by reference

(54)	Filed as the same numbered exhibit to the registrant’s Annual Report on Form 10-K, filed with the SEC on March 14, 2012 and incorporated herein by reference

ITEM 16.  FORM 10-K SUMMARY

None.