Form 10-Q
period 2017-03-31
Anthera Pharmaceuticals Inc
filed 2017-05-10
CIK 1316175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017

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

–––––––––––––

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, or an emerging growth company  in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒

As of May 1, 2017, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 10,076,164.

ANTHERA PHARMACEUTICALS, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2017

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ANTHERA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

ASSETS	March 31, 2017	December 31, 2016
		(1)
Current assets:
Cash and cash equivalents	$20,652	$20,843
Accounts receivable	100	—
Prepaid expenses and other current assets	2,121	1,865
Total current assets	22,873	22,708
Property and equipment — net	718	763
TOTAL	$23,591	$23,471

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,759	$4,782
Accrued clinical expenses	2,226	3,884
Accrued liabilities	808	113
Accrued payroll and related costs	335	1,845
Total current liabilities	6,128	10,624
Warrant liability	14,700	—
Total liabilities	20,828	10,624
Commitments and Contingencies (Note 7)

Contingently Redeemable Series X Convertible Preferred Stock, $0.001 par value, 487 shares issued and outstanding as of March 31, 2017 and December 31, 2016	377	377

Stockholders’ equity (2):
Series X Convertible Preferred Stock, $0.001 par value, 5,000,000 shares authorized; 0 and 9,012 shares issued and outstanding as of March 31, 2017 and December 31, 2016	—	8,614
Common stock, $0.001 par value, 100,000,000 shares authorized; 10,076,164 and 5,746,536 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	81	46
Additional paid-in capital	421,066	411,364
Accumulated deficit	(418,761)	(407,554)
Total stockholders’ equity	2,386	12,470
TOTAL	$23,591	$23,471

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

(1)	Derived from audited Financial Statements.
(2)
All per share amounts and shares of the Company’s common stock issued and outstanding for all periods have been retroactively adjusted to reflect the one-for-eight reverse stock split which was effective April 28, 2017.

ANTHERA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended March 31,
	2017	2016
REVENUES:
License revenue	$—	$139
Collaborative revenue	—	6
Total revenues	—	145
OPERATING EXPENSES:
Research and development	7,801	9,624
General and administrative	2,903	2,238
Research award	(100)	—
Total operating expenses	10,604	11,862
LOSS FROM OPERATIONS	(10,604)	(11,717)
OTHER EXPENSE:
Other expense	(3)	(9)
Fair value of warrant liability in excess of proceeds from financing	(600)	—
Total other expense	(603)	(9)

NET LOSS	$(11,207)	$(11,726)
Deemed dividends attributable to preferred stock	(2,503)	—
Net loss applicable to common stockholders	$(13,710)	$(11,726)
Net loss per share applicable to common stockholders — basic and diluted (1)	$(2.03)	$(2.34)

Weighted-average number of shares used in per share calculation — basic and diluted (1)	6,759,567	5,006,237

(1)
All per share amounts and shares of the Company’s common stock issued and outstanding for all periods have been retroactively adjusted to reflect the one-for-eight reverse stock split which was effective April 28, 2017.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

 ANTHERA PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF SERIES X CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands except and per share amounts)
(unaudited)

	Contingently Redeemable Series X Convertible Preferred Stock		Series X Convertible Preferred Stock		Common Stock (1)
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
Balance at December 31, 2016	487	$377	9,012	$8,614	5,745,536	$46	$411,364	$(407,554)	$12,470
Issuance of common stock pursuant to exercise of stock options and employee stock purchase plan	-	-	-	-	8,584	-	37	-	37
Share based compensation related to equity awards	-	-	-	-	-	-	1,086	-	1,086
Issuance of common stock and warrants for cash at $4.00 per share, net of warrant liability of $14,700	-	-	-		3,750,000	30	(30)	-	--
Conversion of Series X convertible preferred stock into common stock	-	-	(9,012)	(11,117)	572,044	5	11,112	-	-
Deemed dividend attributable to Series X convertible preferred stock	-	-	-	2,503	-	-	(2,503)	-	-
Net loss	-	-	-	-	-	-	-	(11,207)	(11,207)
Balance at March 31, 2017	487	$377	-	$-	10,076,164	$81	$421,066	$(418,761)	$2,386

(1)
All per share amounts and shares of the Company’s common stock issued and outstanding for all periods have been retroactively adjusted to reflect the one-for-eight reverse stock split which was effective April 28, 2017.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ANTHERA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2017	2016
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(11,207)	$(11,726)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	45	72
Stock-based compensation expense	1,086	1,118
Fair value of warrant liability in excess of proceeds from financing	600	—
Changes in assets and liabilities:
Accounts receivable	(100)	326
Prepaid expenses and other assets	(256)	(203)
Accounts payable	(2,023)	(1,868)
Accrued clinical expenses	(1,659)	1,556
Accrued liabilities	695	149
Accrued payroll and related costs	(1,510)	10
Deferred revenue	—	(138)
Net cash used in operating activities	(14,329)	(10,704)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock and warrants	14,100	1,630
Proceeds from exercise of stock options and ESPP	38	—
Net cash provided by financing activities	14,138	1,630
NET DECREASE IN CASH AND CASH EQUIVALENTS	(191)	(9,074)
CASH AND CASH EQUIVALENTS — Beginning of period	20,843	46,951
CASH AND CASH EQUIVALENTS — End of period	$20,652	$37,877

SUPPLEMENTAL CASH DISCLOSURES OF CASH FLOW INFORMATION
Non-cash financing activities:
Issuance of common stock as a commitment fee pursuant to an equity purchase agreement	$—	$38
Fair value of warrants issued in connection with registered direct offering	$14,700	$—

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ANTHERA PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization

Anthera Pharmaceuticals, Inc. (“the Company”) is a biopharmaceutical company focused on advancing the development and commercialization of innovative medicines that benefit patients with unmet medical needs. The Company currently has two compounds in development, Sollpura and blisibimod. The Company licensed Sollpura from Eli Lilly & Co (“Eli Lilly”) in July 2014. Sollpura is a novel non-porcine investigational Pancreatic Enzyme Replacement Therapy (“PERT”) intended for the treatment of patients with Exocrine Pancreatic Insufficiency (“EPI”), often seen in patients with cystic fibrosis and other conditions. The Company licensed blisibimod from Amgen, Inc. (“Amgen”) in December 2007. Blisibimod targets B-cell activating factor or (“BAFF”) which has been shown to be elevated in a variety of B-cell mediated autoimmune diseases, including Immunoglobulin A nephropathy, or IgA nephropathy.

Liquidity and Need for Additional Capital

The Company’s planned principal operations are acquiring product and technology rights, raising capital and performing research and development activities. The Company is currently conducting research and development activities to treat EPI and IgA Nephropathy. The Company’s activities are subject to significant risks and uncertainties. Successful completion of the Company’s development programs and, ultimately, the attainment of profitable operations are dependent on future events, including, among other things, its ability to access potential markets; secure financing; develop a customer base; attract, retain and motivate qualified personnel; and develop strategic alliances.

 Since inception in 2004, the Company has funded its operations through equity offerings, private placements of convertible debt, debt financing, equity investment and cost reimbursement from a former collaborative partner, and a research award from Cystic Fibrosis Foundation Therapeutics Incorporated ("CFFT"). On April 21, 2016, the Company entered into an At Market Issuance Sales Agreement (“ATM Agreement”) with H.C. Wainwright & Co., LLC (“H.C. Wainwright”) to create an at-the-market equity program under which the Company from time to time may offer and sell shares of its common stock, par value $0.001 per share, having an aggregate offering price of up to $25 million through H.C Wainwright, as agent, which was amended and reduced to $23 million on March 14, 2017.

In March 2017, the Company entered into an underwriting agreement with H.C. Wainwright, pursuant to which the Company sold an aggregate of 3,750,000 shares of its common stock and agreed to issue warrants (the “Tranche 1 Warrants” and the “Tranche 2 Warrants”) to purchase an aggregate of 7,500,000 shares of its common stock. The financing transaction resulted in proceeds of $14.1 million.

To fully execute its business plan, the Company will need to complete certain research and development activities and clinical studies. Further, the Company’s product candidates will require regulatory approval prior to commercialization. These activities may span many years and require substantial capital to complete and may ultimately be unsuccessful. Any delays in completing these activities could adversely impact the Company. The Company will need substantial additional financing to continue development of its product candidates, obtain regulatory approvals, and prepare for commercial readiness if the clinical trials are successful; such financing may not be available on terms favorable to the Company, if at all, which raises substantial doubt about the Company’s ability to continue as a going concern as of the date of this report and that is not alleviated after consideration management’s plans to mitigate such concerns. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. If adequate funds are not available, the Company may be required to delay, reduce the scope of, or eliminate one or more of its clinical trials. The Company plans to meet its capital requirements primarily through issuances of equity securities, future partnerships, debt financing, and in the longer term, revenue from product sales. Failure to generate revenue or raise additional capital would adversely affect the Company’s ability to achieve its intended business objectives.

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for Quarterly Reports on Form 10-Q and do not contain all of the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. The accompanying unaudited Condensed Consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 16, 2017.  In the opinion of management, the accompanying unaudited Condensed Consolidated financial statements reflect all adjustments, which include only normal recurring adjustments necessary to present fairly the Company’s interim consolidated financial information. The results for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017 or for any other period. The consolidated balance sheet as of December 31, 2016 has been derived from the audited financial statements as of that date but it does not include all of the information and notes required by U.S. GAAP.

On April 28, 2017, the Company announced a 1-for-8 reverse split of its outstanding common stock resulting in a reduction of its total common stock issued and outstanding from 80,609,310 shares to 10,076,164 shares (the “Reverse Stock Split”).  The Reverse Stock Split affected all stockholders of the Company’s common stock equally; the Reverse Stock Split was effective on April 28, 2017. The par value of the Company’s common stock and preferred stock remains unchanged at $0.001 per share and the number of authorized shares of common stock and preferred stock remained unchanged at 100,000,000 and 5,000,000, respectively, after giving effect to the Reverse Stock Split. All references to shares of common stock, stock options, warrants to purchase common stock, the conversion rate of preferred stock and outstanding per share data for all periods presented in the accompanying financial statements and notes thereto have been adjusted to reflect the reverse split on a retroactive basis and all share information is rounded down to the nearest whole share after reflecting the reverse split.

The Company has evaluated events and transactions subsequent to the balance sheet date and has disclosed all events or transactions that occurred subsequent to the balance sheet date but prior to filing this Quarterly Report on Form 10-Q that would require recognition or disclosure in the unaudited Condensed Consolidated Financial Statements.

Use of Estimates

The preparation of these condensed consolidated financial statements in conformity with GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, expenses and related disclosures. On an ongoing basis, management evaluates its estimates, including critical accounting policies or estimates related to clinical trial accruals, the tax provision, stock-based compensation, and warrant liabilities. The Company bases its estimates on historical experience and on various other market specific and other relevant assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ significantly from these estimates.

Financial Instruments with Characteristics of Both Equity and Liabilities

The Company has issued certain financial instruments, including warrants to purchase common stock, which have characteristics of both liability and equity.  Financial instruments such as warrants that are classified as liabilities are fair valued upon issuance and are re-measured at fair value at subsequent reporting periods with the resulting change in fair value recorded in other income/(expense).  The fair value of warrants is estimated using valuation models that require the input of subjective assumptions including stock price volatility, expected life, and the probability of future equity issuances and their impact to the price protection feature.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (ASC Topic 606).  The standards update outlines a single comprehensive model for entities to utilize to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that will be received in exchange for the goods and services.  Additional disclosures will also be required to enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In 2016, the FASB issued accounting standards updates to address implementation issues and to clarify the guidance for identifying performance obligations, licenses and determining if a company is the principal or agent in a revenue arrangement. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date of ASU 2014-09.  The mandatory adoption date of ASC 606 for the Company is now January 1, 2018. There are two methods of adoption allowed, either a “full” retrospective adoption or a “modified” retrospective adoption.  The Company expects to adopt the standard on a modified retrospective basis applying the new rules to all contract existing at January 1, 2018, with an adjustment for the cumulative effect of all changes recognized in beginning retained earnings.  Given that the Company is not currently generating revenue and most likely will not be generating revenue at the date of adoption, the adoption of this guidance is not expected to materially impact the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02 Leases (Topic 842). ASU 2016-02 impacts any entity that enters into a lease with some specified scope exceptions.  This new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months.  Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the statement of operations.  The guidance updates and supersedes Topic 840, Leases. For public entities, ASU 2016-02 is effective for fiscal years, and interim periods with those years, beginning after December 15, 2018, and early adoption is permitted. A modified retrospective transition approach is required for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available.  The Company does not expect the adoption of this standard to have a material impact on its financial statements.

Effective January 1, 2017, the Company adopted ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. Among other requirements, the new guidance requires all tax effects related to share-based payments at settlement (or expiration) to be recorded through the income statement. Previously, tax benefits in excess of compensation cost ("windfalls") were recorded in equity, and tax deficiencies ("shortfalls") were recorded in equity to the extent of previous windfalls, and then to the income statement. As required, this change was applied prospectively to all excess tax benefits and tax deficiencies resulting from settlements. Under the new guidance, the windfall tax benefit is to be recorded when it arises, subject to normal valuation allowance considerations. As required, this change was applied on a modified retrospective basis.  There was $0.3 million of unrecognized deferred tax assets attributable to excess tax benefits that were not previously recognized as the Company did not reduce income taxes payable. The cumulative adjustment for the adoption of ASU No. 2016-09 did not have an impact on net equity as the incremental deferred tax assets were fully offset by a corresponding increase in the deferred tax asset valuation allowance.

ASU No. 2016-09 addressed the presentation of employee taxes paid on the statement of cash flows. The Company is now required to present the cost of shares withheld from the employee to satisfy the employees’ income tax liability as a financing activity on the statement of cash flows rather than as an operating cash flow. This change is applied on a retrospective basis, as required, but did not impact the statement of cash flows for the three months ended March 31, 2017.

ASU No. 2016-09 also permits entities to make an accounting policy election related to how forfeitures will impact the recognition of compensation cost for stock-based compensation to either estimate the total number of awards for which the requisite service period will not be rendered, as currently required, or to account for forfeitures as they occur.  Upon adoption, the Company elected to not make any changes to the current policy of accounting for forfeitures.

2. COLLABORATIVE AGREEMENT

In December 2014, the Company entered into an exclusive license agreement with Zenyaku (“Zenyaku Agreement”) for the development and commercialization of blisibimod in Japan and potentially other countries throughout Asia, while the Company retained full development and commercialization rights of blisibimod for all other global territories including North America and the European Union.  The Zenyaku Agreement was mutually terminated in January 2016.  Consequently, the Company accelerated the amortization period of its deferred revenue and fully amortized it as of January 7, 2016.

3. RESEARCH AWARD

In March 2015, the Company received a research award of up to $3 million from the CFFT for the Company's development of Sollpura.  The Company retains the right to develop and commercialize Sollpura and will owe royalties to CFFT on net sales of any drug candidate approved and commercialized under the collaboration. The funding is disbursed by CFFT to the Company upon the Company’s achievement of milestones specified in the grant agreement.  At its discretion, the Company may choose to fund a particular stage of the Sollpura development plan without CFFT funds.  Any CFFT funds not expended on the development program of Sollpura must be returned to CFFT and, upon such return, the amounts of such returned funds will not be included as part of the research award for the purpose of calculating royalties or other amounts owed by the Company to CFFT.  To the extent CFFT provides or makes available any information, expertise, know-how or other intellectual property related to cystic fibrosis or the treatment, prevention or cure there-of (“CFFT Know-How”) to the Company, CFFT grants to the Company a non-exclusive, transferrable, sublicensable, worldwide rights and license under all of CFFT’s rights in such CFFT Know-How to assist the Company to research, develop, commercialize, make or have made, use, sell, have sold, offer for sale, import, export and otherwise exploit the product.

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

For the three months ended March 31, 2017, the Company recognized $100,000 in research award in connection with achieving certain milestones specified in the CFFT award agreement and included such reward as an offset to operating expense. No research award was recognized for the same period in 2016. As of March 31, 2017, the Company has fully recognized the research award.

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

The following table summarizes the Company’s calculation of net loss per common share (in thousands except share and per share amounts):

	Three Months Ended March 31,
	2017	2016
Net loss per share
Numerator
Net loss	$(11,207)	$(11,726)
Deemed dividend attributable to preferred stock	(2,503)	—
Net loss applicable to common stockholders	$(13,710)	$(11,726)
Denominator
Weighted average common shares outstanding	6,759,567	5,006,237
Basic and diluted net loss per share	$(2.03)	$(2.34)

As the Company incurred net losses for all the periods presented, the following outstanding potentially dilutive securities were excluded from the computation of diluted net loss per share, as the effect of including them would have been antidilutive:
	Three Months Ended March 31,
	2017	2016
Total options to purchase common stock	750,355	608,348
Total warrants to purchase common stock	274,801	5,022
Series X convertible preferred stock	30,930	—
Total	1,056,086	613,370

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

•	Level 3 —Valuations based on unobservable inputs in which there are little or no market data, which require the Company to develop its own assumptions.

The following tables present the Company’s fair value hierarchy for all its financial assets (including those in cash and cash equivalents), in thousands, by major security type measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017
	Estimated Fair Value	Level 1	Level 2	Level 3
Assets:
Money market funds	$19,562	$19,562	$—	$—

Liabilities:
Warrant liability	$14,700	$—	$—	$14,700

	December 31, 2016
	Estimated Fair Value	Level 1	Level 2	Level 3
Money market funds	$19,416	$19,416	$—	$—

The company used quoted market prices to determine the fair value of cash equivalents, which consist of money market funds and therefore these are classified in Level 1 of the fair value hierarchy.

Warrants containing price protection right are accounted for as liabilities, with changes in the fair values included in net loss for the respective periods.  Because some of the inputs to the valuation model are either not observable or are not derived principally from or corroborated by observable market data by correlation or other means, the warrant liability is classified as Level 3 in the fair value hierarchy.

The following table summarizes the changes in the Company’s Level 3 warrant liability (in thousands):

March 31, 2017
Beginning balance	$—
Addition to warrant liability	14,700
Ending balance	$14,700

 There were no transfers between Level 1, Level 2 or Level 3 for the three months ended March 31, 2017 and year ended December 31, 2016.

6. WARRANT LIABILITY

Pursuant to the underwriting agreement for the sale of common stock and warrants entered in March 2017, the Company agreed to issue 3,750,000 warrants (“Tranche 1 Warrants”) at an initial exercise price of $4.40 per share and 3,750,000 warrants (“Tranche 2 Warrants”) at an initial exercise price of $4.00 per share to the investors to purchase shares of the Company’s common stock.  The Company did not have sufficient authorized but unissued common stock to issue the warrants at the time the underwriting agreement was executed.  On April 28, 2017, with shareholders’ approval, the Company effectuated a one-for-eight reverse split of its outstanding common stock.   The Reverse Stock Split did not affect the number of authorized shares of common stock, which remained at 100,000,000 and as a result the Company’s authorized but unissued common stock increased upon the Reverse Stock Split, resulting in sufficient authorized shares of common stock to settle the warrant agreement. The Tranche 1 Warrant will expire five years from April 28, 2017 and the Tranche 2 Warrant will expire six months from April 28, 2017.  The number of issued and outstanding Tranche 1 Warrants and Tranche 2 Warrants were adjusted on April 28, 2017 on a one-for-eight reverse basis.

The exercise price of the Tranche 1 and Tranche 2 warrants are subject to adjustment in the event of a stock combination, reverse split, or similar transaction involving common stock (each, a “Stock Combination Event”) in which if the average volume weighted average price (“VWAP") of the common stock for the five lowest trading days during the 15 consecutive trading day period ending and including the trading day immediately preceding the 16th trading day after such Stock Combination Event, is less than the exercise price of the warrant.  In such an event, the exercise price of the warrants is adjusted to the average VWAP.

The Company accounted for the warrants under ASC Topic 815, Derivatives and Hedging (“ASC 815”).  The Company determined that, on the date of issuance, the warrants were not considered indexed to its own stock because the underlying instruments were not “fixed-for-fixed” due to the price protection and therefore, the warrants should be accounted for as derivatives. At the end of each reporting period, the changes in fair value during the period are recorded as a component of other income (expense) in the consolidated statement of operations.  The initial fair value of the liability associated with these warrants was $14.7 million.   The fair value of the warrants remained unchanged at March 31, 2017 based on the Company’s re-measurement.   As the initial fair value exceeded proceeds received of $14.1 million, the excess of $600,000 was expensed during the first quarter of 2017.

The Company estimated the fair value of the warrants using the Monte Carlo simulation model, which combines expected cash outflows with market-based assumptions regarding risk-adjusted yields, stock price volatility, and the probability of future equity events.  Inputs used in the valuation of each tranche on issuance date and March 31, 2017 were as follows:

Issuance Date	Tranche 1	Tranche 2
Common stock price	$3.44	$3.44
Exercise price	$4.40	$4.00
Expected Volatility	112.5%	112.5%
Dividend Yield	0%	0%
Risk-Free Interest Rate	2.03%	2.03%
Expected Term (years)	5	0.5

March 31, 2017	Tranche 1	Tranche 2
Common stock price	$3.44	$3.44
Exercise price	$4.40	$4.00
Expected Volatility	112.3%	112.3%
Dividend Yield	0%	0%
Risk-Free Interest Rate	1.93%	1.93%
Expected Term (years)	4.94	0.4	4

For the fair value determination, the Company computed the historical volatility based on daily pricing observations for a period that corresponds to the expected term of the warrants. The expected term for both valuation dates are based on the remaining contractual term of the warrants. The risk-free interest rates are the U.S. Treasury bond rate as of the valuation dates.  With respect to the Tranche 2 warrants, the Company did not assume further reverse split will occur after April 28, 2017 and before the expiration of the 6-month warrants.  The fair value of these warrants also incorporates the Company’s assumptions about future equity issuances and their impact to the price protection feature.  For the Tranche 1 warrants the valuation factored in 3 potential equity events subsequent to the reverse-split on April 28, 2017 and prior to the expiration of the 5-year term.  No subsequent equity events were factored into the valuation of the Tranche 2 warrants prior to the expiration of the 6-month term.

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

On July 11, 2014, the Company and Eli Lilly and Company (“Eli Lilly”) entered into a worldwide, exclusive license agreement (the “Lilly Agreement”), to develop and commercialize Sollpura, a Phase 3 novel investigational Pancreatic Enzyme Replacement Therapy (“PERT”), for the treatment of patients with Exocrine Pancreatic Insufficiency, or EPI, often seen in patients with cystic fibrosis and other conditions. Under the terms of the Lilly Agreement, the Company was not required to make any up-front payment but is obligated to make milestone payments of up to up to $33.5 million for capsule products and $9.5 million for reformulated products upon the achievement of certain regulatory and commercial sales milestones, none of which have been achieved as of March 31, 2017.  In addition, after sales of the licensed products exceed an aggregate of $100.0 million in the United States, the Company is obligated to pay tiered royalties on future net sales of products, ranging from the single digits to the mid-teens, that are developed and approved as defined in the Lilly Agreement. The Company’s royalty obligations as to a particular licensed product will be payable, on a licensed product-by-licensed product basis, for the longer of (a) the date of expiration of the last to expire valid claim within the licensed patents that covers the manufacture, use or sale, offer to sell, or import of such licensed product by the Company or a sublicense in such country, or (b) 12 years after the first commercial sale of the applicable licensed product in the applicable country.

See Note 3 – “Research Award” for discussion of commitments and contingencies associated with the research award received from the CFFT.

Litigation

On February 13, 2017, a complaint was filed in the United States District Court for the Northern District of California captioned Brian Clevlen v. Anthera Pharmaceuticals, Inc., et al., Case No. 3:17-cv-715, on behalf of a putative class of the Company’s stockholders against the Company and certain of its current and former officers.  The complaint asserts claims under sections 10(b) and 20(a) of the Securities Exchange Act of 1934 on behalf of all stockholders that purchased the Company’s common stock between February 10, 2015 and December 27, 2016.  The complaint alleges that the Company made false or misleading statements and/or omissions with respect to the CHABLIS-SC1 trial and SOLUTION study.  The complaint seeks unspecified damages, interest, attorneys’ fees, costs, and such other relief at the Court may deem just and proper.  On April 17, 2017, Urešomir Čorak, a putative stockholder of the Company, filed a motion to be appointed as lead plaintiff, and to have the law firm of Levi & Korsinsky LLP appointed as lead counsel in the action.  Also on April 17, 2017, a group of putative stockholders of the Company, comprised of Kent Roberts, Kent Roberts FBO Evan Roberts, Kent Roberts Parent FBO Owen Roberts, and Bobby King, filed a motion to be appointed as lead plaintiff, to have the law firm of Lifschitz & Miller LLP appointed as lead counsel, and to have the law firm of Reich Radcliffe & Hoover LLP appointed as liaison counsel in the action.  The Court will have a hearing on these motions on May 25, 2017. The Company intends to vigorously defend itself against the allegations in the action.

The outcome of the legal proceeding is inherently unpredictable, subject to significant uncertainties, and could be material to the Company’s operating results and cash flows for a particular period.

8. STOCKHOLDERS’ EQUITY

Preferred Stock

The Company has authorized 5,000,000 shares of $0.001 par value preferred stock.  The Company’s Board of Directors is authorized to designate the terms and conditions of any preferred stock issued by the Company without further action by the common stockholders. The Company designated 17,000 shares of its authorized and unissued preferred stock as Series X convertible preferred stock and filed an Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series X Convertible Preferred Stock with the Delaware Secretary of State. As of March 31, 2017, there were 487 shares of Series X Convertible Preferred Stock issued and outstanding, all of which were contingently redeemable.

In September 2016, the Company entered into a subscription agreement with certain institutional investors pursuant to which it sold 17,000 (“Initial Tranche”) Series X units for a purchase price of $1,000 per unit in a registered direct offering (the “Subscription Agreement”). Each unit consists of one share of Series X Convertible Preferred Stock and a warrant to purchase 15.87 shares of common stock. The conversion price for the Series X Convertible Preferred Stock became fixed on November 16, 2016 at $15.7536 per share, which represented the VWAP of the Company’s common stock over the five full trading days following the date of the Company’s initial public announcement of topline and/or efficacy data from the CHABLIS-SC1 study on November 10, 2016. The registered direct offering resulted in gross proceeds of $17.0 million. The holders of Series X Convertible Preferred Stock do not have any voting rights nor the right to elect any members to the board of directors. The Series X Convertible Preferred Stock has a contingent redemption clause. The Company is not required to issue any shares of common stock upon conversion of any shares of Series X Convertible Preferred Stock to the extent that (i) the aggregate issuance of common stock will be greater than 1,048,229 shares or 19.99% of the total outstanding shares of the Company (the “Threshold Amount”) and (ii) the conversion has not been approved by the Company’s stockholders in accordance with the stockholder approval requirements of Nasdaq Marketplace Rule 5635(d) (a “Blocked Conversion”). On April 27, 2017, the shareholders approved a proposal to allow holders of Series X Convertible Preferred Stock to convert their shares of Series X Convertible Preferred Stock that converted into common stock in excess of the Threshold Amount which was 30,890 shares of common stock or 487 shares of Series X Convertible Preferred Stock. During January 2017, pursuant to a conversion notice received from the holders of Series X Convertible Preferred Stock, the Company converted 9,012 shares of Series X Convertible Preferred Stock into 572,043 shares of common stock.  The conversion was reflected as a reduction in Series X Convertible Preferred Stock.  The unamortized discount was recognized as a deemed dividend of $2.5 million in connection with the conversion. As of March 31, 2017, a total of 16,513 shares of Series X Convertible Preferred Stock had been converted into 1,048,189 shares of common stock and no warrants had been exercised.

The Subscription Agreement also provided the investors the right, but not the obligation to make additional investments.  These rights expired unexercised on January 26, 2017.

Common Stock

In March 2016, the Company filed a universal shelf registration statement with the SEC on Form S-3 (File No. 333-210166) for the proposed offering from time to time of up to $100.0 million of its securities, including common stock, preferred stock, debt securities and/or warrants. On April 21, 2016, the Company registered $25.0 million under the registration statement for the at-the-market sales agreement with H.C. Wainwright (the “H.C. Wainwright ATM Agreement”).  On March 14, 2017, the Company amended the H.C. Wainwright ATM Agreement and reduced the amount registered under the registration statement to $23 million.  On April 27, 2016, the Company registered $14.4 million under the registration statement for the equity purchase agreement with Lincoln Park Capital (“LPC Purchase Agreement”).  On March 12, 2017, upon the expiration of the LPC Purchase Agreement, $13.4 million of unused amount became available under the registration statement.  On September 8, 2016, the Company registered $22.1 million under the registration statement for a subscription agreement with certain institutional investors for the sale of convertible preferred stock and issuance of warrants in a registered direct offering. On March 14, 2017, in connection with a registered direct offering of common stock and warrants, the Company registered $46.5 million under the registration statement.  As of March 31, 2017, there was a balance of $7.4 million available for future issuance under the registration statement.

On April 21, 2016, the Company entered into an at-the-market sales agreement with H.C. Wainwright under which the Company from time to time may offer and sell shares of its common stock, par value $0.001 per share, having an aggregate offering price of up to $25.0 million through H.C. Wainwright, as agent.  On March 14, 2017, the Company amended the H.C. Wainwright ATM Agreement and reduced the amount of aggregate offering price to $23.0 million.  For the year ended December 31, 2016, the Company sold $2.7 million in shares of common stock pursuant to the H.C. Wainwright ATM Agreement, leaving a balance of $20.3 million available for future sale pursuant to the H.C. Wainwright ATM Agreement as of March 31, 2017.

On March 12, 2015, the Company executed an equity purchase agreement with LPC, pursuant to which the Company has the right, but not the obligation, to sell to LPC up to an aggregate of $10.0 million in shares of common stock over a period of two years.  In July 2015, the Company amended the equity purchase agreement to reduce the amount available for purchase to $6.0 million.   On April 27, 2016, the Company amended the equity purchase agreement and increased the amount of common stock available for purchase to $15.0 million.  As of December 31, 2016, the Company sold approximately $1.6 million in shares of common stock pursuant to the equity purchase agreement. In connection with the sale of shares to LPC, for the year ended December 31, 2016, the Company issued 3,103 shares to LPC as commitment fee pursuant to the equity purchase agreement.  The equity purchase agreement expired on March 12, 2017.

The S-3 registration statement is subject to Instruction I.B.6. of Form S-3, which imposes a limitation on the maximum amount of securities that the Company may sell pursuant to the registration statement during any twelve-month period.  When the Company sells securities pursuant to the registration statement, the amount of securities to be sold plus the amount of any securities the Company has sold during the prior twelve months in reliance on Instruction I.B.6. may not exceed one-third of the aggregate market value of its outstanding common stock held by non-affiliates as of a day during the 60 days immediately preceding such sale, as computed in accordance with Instruction I.B.6.  Based on this calculation, the Company expects it will be significantly limited, and likely unable to sell additional securities pursuant to its effective registration statement on Form S-3 for a period of twelve months from March 16, 2017, unless and until the market value of the Company’s outstanding common stock held by non-affiliates increases significantly.  If the Company cannot sell securities under its shelf registration, the Company may be required to utilize more costly and time-consuming means of accessing the capital markets, which could materially adversely affect its liquidity and cash position.

In March 2017, the Company entered into an underwriting agreement with H.C. Wainwright, pursuant to which the Company sold an aggregate of 3,750,000 shares of its common stock and agreed to issue warrants (the “Tranche 1 Warrants” and the “Tranche 2 Warrants”) to purchase an aggregate of 7,500,000 shares of its common stock.  The financing transaction resulted in proceeds of $14.1 million.  The warrants were recorded as liabilities upon issuance due to price protection, as discussed in Note 6.  The fair value of these warrants was estimated to be $14.7 million at issuance, which exceeded the proceeds of $14.1 million.  The excess of $0.6 million between the fair value of the warrants and cash proceeds was expensed during the first quarter of 2017.

At March 31, 2017, the Company had reserved the following shares for future issuance:

Convertible Series X preferred stock	30,890
Common stock options outstanding	750,355
Common stock warrants outstanding	7,774,801
Common stock options available for future grant under stock option plan	58,232
Common stock available for future grant under ESPP plan	3,907
Total	8,618,185

Warrants

In connection with a venture debt executed in March 2011, the Company issued a seven-year warrant to the lender for the purchase of 5,022 shares of the Company’s common stock at an exercise price of $384.00 per share. The warrant was immediately exercisable and expires in March 2018.  As of March 31, 2017, the warrant remained outstanding and exercisable.  These warrants are classified in permanent equity on the Company’s consolidated Balance Sheet.

In connection with the issuance of Series X convertible preferred stock in September 2016, the Company issued warrants to certain institutional investors to purchase shares of the Company’s common stock. On November 16, 2016, the exercise price and number of shares of common stock underlying the warrants became fixed at $18.90 and 269,779, respectively. The warrants are exercisable at any time and from time to time after March 13, 2017, and will expire on September 13, 2019.  As of March 31, 2017, the warrants remained outstanding.  These warrants are classified in permanent equity on the Company’s consolidated Balance Sheet.

In connection with the issuance of common stock in March 2017, the Company agreed to issue 3,750,000 warrants (“Tranche 1 Warrants”) at an initial exercise price of $4.40 per share and 3,750,000 warrants (“Tranche 2 Warrants”) at an initial exercise price of $4.00 per share to the investors to purchase shares of the Company’s common stock.  The Tranche 1 Warrants are exercisable on any day on or after April 28, 2017 and will expire five years thereafter.  The Tranche 2 Warrants are exercisable on any day on or after April 28, 2017 and will expire six months thereafter.  These warrants are classified in liability on the Company’s consolidated Balance Sheet until the warrants are exercised or expired.

9.  SHARE-BASED COMPENSATION PLANS

2013 Plan

On March 25, 2013, the Company’s board of directors adopted the 2013 Stock Option and Incentive Plan (the “2013 Plan”), which was also approved by the Company’s stockholders at its annual general meeting on May 16, 2013. The Company initially reserved 218,750 shares of its common stock for the issuance of awards under the 2013 Plan, plus all shares remaining available for grant under the Company’s 2010 Stock Option and Incentive Plan (the “2010 Plan”), plus any additional shares returned under the 2010 Plan or 2013 Plan as a result of the cancellation, forfeiture or other termination (other than by exercise) of awards issued pursuant to the 2010 Plan  or 2013 Plan, subject in all cases to adjustment including reorganization, recapitalization, reclassification, stock dividend, stock split, reverse stock split or other similar change in the Company’s capital stock. In May 2015, the Company’s shareholders approved an additional 223,852 shares of its common stock for issuance of awards under the 2013 Plan.  Of the shares of common stock reserved for issuance under the 2013 Plan, no more than 93,750 shares will be issued to any individual participant as incentive options, non-qualified options or stock appreciation rights during any calendar year. The 2013 Plan permits the granting of incentive and non-statutory stock options, restricted and unrestricted stock awards, restricted stock units, stock appreciation rights, performance share awards, cash-based awards and dividend equivalent rights to eligible employees, directors and consultants. The option exercise price of an option granted under the 2013 Plan may not be less than 100% of the fair market value of a share of the Company’s common stock on the date the stock option is granted. Options granted under the 2013 Plan have a maximum term of 10 years and generally vest over four years. In addition, in the case of certain large stockholders, the minimum exercise price of incentive options must equal 110% of fair market value on the date of grant and the maximum term is limited to five years. Subject to overall Plan limitations, the maximum aggregate number of shares of common stock that may be issued in the form of incentive options shall not exceed 781,250 shares of common stock.  The 2013 Plan does not allow the option holders to exercise their options prior to vesting.

The terms of awards granted during the three months ended March 31, 2017 and the method for determining the grant date fair value of the awards were consistent with those described in the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

The following table summarizes stock option activity for the three months ended March 31, 2017 (in thousands except share and per share information):

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Balance at December 31, 2016	749,503	$29.82	8.19	$—
Granted	12,500	$5.12
Exercised	—	$—
Cancelled and expired	(3,231)	$16.64
Forfeited	(8,417)	$25.53
Balance at March 31, 2017	750,355	$29.52	7.96	$—
Exercisable at March 31, 2017	400,137	$32.80	7.08	$—

The intrinsic value of stock options represents the difference between the exercise price of stock options and the market price of our stock on that day for all in-the-money options. As of March 31, 2017, there was $6.54 million of total unrecognized compensation expense related to stock options and is expected to be amortized on a straight-line basis over a weighted-average remaining period of 2.49 years.

The assumptions used in the Black-Scholes option-pricing model to value stock options are as follows:

	Three Months Ended March 31,
	2017	2016
Expected Volatility	106%	96%
Dividend Yield	0%	0%
Risk-Free Interest Rate	2.12%	1.82%
Expected Term (years)	6.02	6.02
Weighted-average fair value per option	$4.20	$22.08

2010 Employee Stock Purchase Plan (“ESPP”)

Effective July 2010, under the terms of the ESPP, eligible employees of the Company may authorize the Company to deduct amounts from their compensation, which amounts are used to enable the employees to purchase shares of the Company’s common stock. The Company initially reserved 1,562 shares of common stock for issuance thereunder on January 1, 2011, and on each January 1 thereafter, the number of shares of stock reserved and available for issuance under the Plan shall be cumulatively increased by the lesser of (i) one percent (1%) of the number of shares of common stock issued and outstanding on the immediately preceding December 31 or (ii) 3,906 shares of common stock.  On January 1, 2017, in accordance with the ESPP’s annual increase provisions, the authorized shares in the ESPP increased by 3,906.

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

The assumptions used in the Black-Scholes option-pricing model to value the employee stock purchase rights are as follows:

	Three Months Ended March 31,
	2017	2016
Expected Volatility	171%	88%
Dividend Yield	0%	0%
Risk-Free Interest Rate	0.50%	0.24%
Expected Term (years)	0.50	0.50

Stock-Based Compensation Expense

Total stock-based compensation expense, including expense recorded for the ESPP, was as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Research and development	$396	$428
General and administrative	690	690
Total stock-based compensation	$1,086	$1,118

10. SUBSEQUENT EVENTS

On April 27, 2017, the Company’s shareholders approved an additional 500,000 and 27,344 shares of its common stock for issuance under the 2013 Plan and 2010 Employee Stock Purchase Plan, respectively.  Additionally, the shareholders approved the automatic annual increase of authorized shares pursuant to the evergreen from 3,906 to 31,250 shares for the 2010 Employee Stock Purchase Plan.

On April 28, 2017, the Company effectuated a one-for-eight reverse split of its outstanding common stock (the “Reverse Stock Split”).  As a result of the Reverse Stock Split, every eight shares of the Company’s outstanding common stock were converted into one outstanding share of common stock, resulting in a reduction of its total common stock issued and outstanding from 80,609,310 shares to 10,076,164 shares. The reverse split affected all holders of the Company’s common stock equally.  The par value of the Company’s common stock and preferred stock remains unchanged at $0.001 per share and the number of authorized shares of common stock and preferred stock remained unchanged at 100,000,000 and 5,000,000 shares, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. All statements other than statements of historical factors are “forward-looking statements” for purposes of these provisions. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential” and similar expressions intended to identify forward-looking statements. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” in this report. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Overview
Anthera Pharmaceuticals, Inc. is a biopharmaceutical company focused on advancing the development and commercialization of innovative medicines that benefit patients with unmet medical needs. We currently have two compounds in development, Sollpura and blisibimod.  We licensed Sollpura from Eli Lilly & Co (“Eli Lilly”) in July 2014.  Sollpura is a novel non-porcine investigational Pancreatic Enzyme Replacement Therapy (“PERT”) intended for the treatment of patients with Exocrine Pancreatic Insufficiency (“EPI”), often seen in patients with cystic fibrosis and other conditions.  We licensed blisibimod from Amgen, Inc. (“Amgen”) in December 2007.  Blisibimod targets B-cell activating factor, or BAFF, which has been shown to be elevated in a variety of B-cell mediated autoimmune diseases, including Immunoglobulin A nephropathy.

We were incorporated in September 2004.  We have devoted substantially all our resources to research and development of our product candidates. We have not generated any revenue from the commercial sales of our product candidates, and since inception we have funded our operations through equity offerings, private placements of convertible debt, debt financing, equity investment and cost reimbursement from a former collaborative partner, Zenyaku Kogyo Co., Ltd (“Zenyaku”), and a research award from Cystic Fibrosis Foundation Therapeutics Incorporated ("CFFT").  We will need substantial additional financing to continue to develop our product candidates, obtain regulatory approvals and to fund operating expenses, which we will seek to raise through public or private equity or debt financings, collaborative or other arrangements with third parties or through other sources of financing. We cannot assure you that such funds will be available on terms favorable to us, if at all. In addition to the normal risks associated with drug development companies, we may never successfully complete development of our product candidates, obtain adequate patent protection for our technology, obtain necessary government regulatory approval for our product candidates or achieve commercial viability for any approved product candidates.  In addition, we may not be profitable even if we succeed in commercializing our product candidates.

In December 2014, we entered in an exclusive license agreement with Zenyaku for the development and commercialization of blisibimod in Japan and potentially other countries throughout Asia.  In September 2015, Zenyaku provided us a notice of its intent to terminate the Zenyaku Agreement, effective January 7, 2016.  The termination was “at will” and Zenyaku alleged no breach of the Zenyaku Agreement by us.  There were no termination penalties incurred by us concerning the early termination of the Zenyaku Agreement.  We also regained full worldwide rights for blisibimod and we are actively pursuing partnerships with pharmaceutical and biotechnology companies to further advance the development of blisibimod globally.

In March 2015, we received a research award of up to $3 million from CFFT for our development of Sollpura.  We retain the right to develop and commercialize Sollpura and will owe royalties to CFFT on net sales of any drug candidate approved and commercialized under the collaboration. The funding is to be disbursed by CFFT to us upon our achievement of milestones specified in the agreement.  At our discretion, we may choose to fund a particular stage of the Sollpura development plan without CFFT funds.  Any CFFT funds not expended on the development program of Sollpura must be returned to CFFT and, upon such return, the amounts of such returned funds will not be included as part of the research award for the purpose of calculating royalties or other amounts owed by us to CFFT.  To the extent CFFT provides or makes available any information, expertise, know-how or other intellectual property related to cystic fibrosis or the treatment, prevention or cure thereof (“CFFT Know-How”) to us, CFFT grants to us a non-exclusive, transferrable, sub licensable, worldwide rights and license under all of CFFT’s rights in such CFFT Know-How to assist us to research, develop, commercialize, make or have made, use, sell, have sold, offer for sale, import, export and otherwise exploit the product.

Our Phase 3 Development of Sollpura in EPI

We initiated the Phase 3 SOLUTION study in the third quarter of 2015.  SOLUTION was a randomized, open-label, assessor-blind, non-inferiority, active-comparator study evaluating the efficacy and safety of Sollpura in patients with cystic fibrosis-related exocrine pancreatic insufficiency. This pivotal study enrolled 128 patients in North America, Europe and Israel is intended to evaluate the non-inferiority of Sollpura compared with another commercially available PERT in a population of porcine-derived PERT responders. Topline data announced in December 2016 showed that the study narrowly missed the CFA non-inferiority margin of the primary modified Intent to Treat (mITT) analysis by one percent; however, by additional pre-specified analyses of CFA (mITT-Baseline Observation Carried Forward and Per Protocol), Sollpura met the non-inferiority criterion.  The study also confirmed that the ratio of the three enzymes in Sollpura demonstrated an appropriate response in the coefficient of nitrogen absorption (CNA).  CNA is a measure of protein digestion and absorption and is a key requirement of our planned US FDA regulatory submission. In March 2017, we announced data from the extension phase of the study, which showed that Sollpura demonstrated comparable maintenance in key measurements of height, weight, and body mass index in addition to being well tolerated throughout the 12-week extension period.

Due to the narrow miss of the SOLUTION study and informed by its data, we plan to initiate a new Phase 3 study (RESULT). The RESULT study is expected to commence in the second quarter of 2017.  Similar to the SOLUTION study, the RESULT study is a randomized, open-label, non-inferiority, active-comparator study. Approximately 150 cystic fibrosis patients who are porcine PERT responders will be enrolled in the same geographies as the SOLUTION study. Based on data from the SOLUTION study, the RESULT study’s design is being modified to 1) start Sollpura dosing as 125% of the pre-study PERT dose, and 2) allow for a more liberal dose titration, as needed, based on signs and symptoms throughout the primary treatment phase of the study. We believe that efficacy in the SOLUTION trial was limited by a restrictive dose optimization paradigm in a population whose dose of lipase at baseline had been optimized for porcine PERTs (but not Sollpura) and that modification of the dosing paradigm may allow for success in the RESULT study. Topline data from the RESULT study is expected around the end of 2017 or early 2018.

A second, smaller Phase 3 study, SIMPLICITY, was initiated in the second quarter of 2016.  The SIMPLICITY study utilizes sachets containing Sollpura powder for oral solution. The study was designed in two parts (Part A and Part B). Part A which evaluated the safety and general usability of the Sollpura powder for oral solution in 15 patients ≥7 years of age, was completed in the fourth quarter of 2016. On December 9, 2016, an independent Data Monitoring Committee evaluated the data from Part A and approved progression to Part B, which will enroll pediatric subjects below 7 years of age.  Before we proceed with Part B, we plan to amend the SIMPLICITY study to follow a similar dosing approach as the RESULT study and initiate enrollment in Part B after we report topline from the RESULT study.

During the third quarter of 2016, we initiated the EASY study, which provides continued access to Sollpura for patients who completed the SOLUTION study. We plan to modify this study to allow patients completing future studies (e.g., RESULT or SIMPLICITY Part B) to have continued access until the Biological License Application (“BLA”) for Sollpura is approved by the FDA.

We believe our Sollpura studies may offer potential opportunities for differentiation versus the currently marketed porcine-derived PERTs, including:

•	Use of biotechnology-derived high-purity enzymes that are produced by fermentation processes rather than from mammalian organs which require a label warning for potential, viral transmission;

•	use of a novel chemically modified lipase drug substance that provides resistance to degradation at gastric pH, thereby obviating the need for enteric coating;

•	a formulation containing a ratio of the three digestive enzymes (lipase, protease and amylase) that closely matches the naturally-occurring enzyme ratio in humans;

•	a product that is wholly non-porcine. The enzymes and excipients are non-porcine, and the capsule meets all the specifications for kosher and halal;

•
a capsule formulation using known, safe, excipients expected to reduce pill burden.. The pure, high-activity enzyme constituents, and absence of bulky enteric coating give rise to smaller, easy-to-swallow capsules with good disintegration once swallowed, and adequate storage stability compared with porcine PERTs of an equivalent lipase unit dose strength; and

•
a sachet formulation containing Sollpura power for oral solution which can be easily dissolved into water, and finally provides patients, especially young pediatric patients, with an easy-to-swallow dosing option.

Our Phase 2 Development of Blisibimod for in IgA Nephropathy

In June 2013, we initiated a Phase 2 clinical study, of patients with IgA nephropathy in Asia and Eastern Europe. The BRIGHT-SC study enrolled 57 patients over a period of approximately 1 ½ years for treatment of up to 2 years. The dosing phase of this study is now complete, with results expected in the third quarter of 2017.

BRIGHT-SC is a Phase 2 multicenter, randomized, double-blind, placebo-controlled study to evaluate the efficacy, safety, tolerability and immunogenicity of blisibimod in IgA nephropathy. Enrollment criteria are biopsy-proven IgA nephropathy and proteinuria greater than one gram per 24 hours (1g/24hr).  Patients must be receiving standard of care medication including angiotensin converting enzyme inhibitors and angiotensin receptor blockers. Patients enrolled in the BRIGHT-SC study receive 300mg weekly blisibimod or placebo subcutaneously during the first 8 weeks of therapy, the induction phase, followed by a minimum of 24 weeks of 200mg weekly blisibimod or placebo, the maintenance phase.

In March 2015, an interim futility analysis of BRIGHT-SC study was conducted by an independent unblinded statistician, who evaluated several important biomarkers of renal disease in patients who had completed at least 8 weeks of treatment and recommended the study to continue to completion as planned.

In June 2016, an interim analysis of the BRIGHT-SC study was conducted after all ongoing patients had completed at least 24 weeks of treatment, and the results showed a tendency toward lower proteinuria in blisibimod versus placebo treated patients. While the numerical reduction in proteinuria in blisibimod versus placebo treated patients at week 24 did not meet the predefined statistical primary endpoint of complete or partial response, longer-term data from the study demonstrated an increasingly large separation in proteinuria favoring the blisibimod treated arm compared to the placebo. Additionally, secondary biomarker data from the study, including changes in total B cell counts and changes in immunoglobulins IgA, IgG, and IgM, were highly consistent with previous studies with blisibimod and demonstrated marked reduction after 8 weeks on study.

In December 2016, an additional interim analysis of the BRIGHT-SC study was reported after all ongoing patients had completed at least 48 weeks. As with the analysis in June, the numerical reduction in proteinuria in blisibimod versus placebo treated patients at week 48 did not meet the predefined statistical primary endpoint of complete or partial response. However, there was again a tendency toward slowing the progression of proteinuria with blisibimod. As a result, coupled with the continued demonstration of Blisibimod’s effect on immunological markers relevant to IgA nephropathy including reductions of B cells, and serum immunoglobulins,, we elected to continue the study until the majority of patients have had the opportunity to complete two years of treatment.

In April 2017, we announced completion of dosing in the BRIGHT-SC study when most of the patients, 42 of 57, had completed at least 60 weeks of evaluation and 21 patients had completed assessments through at least 104 weeks.  We anticipate reporting topline data from the BRIGHT-SC study in the third quarter of 2017.

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

Research and Development Expenses

Since our inception, we have focused our activities on our product candidates’ development programs. We expense research and development costs as they are incurred. Research and development expenses consist of personnel costs, including salaries, benefits and stock-based compensation, clinical studies performed by contract research organizations, or CROs, materials and supplies, licenses and fees and overhead allocations consisting of various administrative and facilities-related costs. Research and development activities are also separated into three main categories: licensing, clinical development and pharmaceutical development. Licensing costs consist primarily of fees paid pursuant to license agreements. Historically, our clinical development costs have included costs for preclinical and clinical studies. We expect to incur substantial clinical development costs for the continued development of blisibimod.  Pharmaceutical development costs consist of expenses incurred relating to clinical studies and product formulation and manufacturing.

We are developing our product candidates in parallel, and we typically use our employee and infrastructure resources across several projects. Thus, some of our research and development costs are not attributable to an individually named project.  These unallocated costs include salaries, stock-based compensation charges and related “fringe benefit” costs for our employees (such as workers’ compensation and health insurance premiums), consulting fees and travel.

The following table shows our total research and development expenses for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,
	2017	2016
Allocated costs:

Blisibimod	$1,250	$3,683
Sollpura	4,701	4,326
Unallocated costs	1,850	1,615
Total research and development expense	$7,801	$9,624

We expect that a large percentage of our research and development expenses in the future will be incurred in support of our current and future clinical development programs. These expenditures are subject to numerous uncertainties in timing and cost to completion. As we obtain results from clinical studies, we may elect to discontinue or delay clinical studies for certain clinical development programs to focus our resources on more promising clinical development programs. Completion of clinical studies may take several years or more, but the length of time generally varies according to the type, complexity, novelty and intended use of product candidates. The cost of clinical development may vary significantly over the life of a program because of differences arising during clinical development, including:

•	the number of sites included in the studies;

•	the length of time required to enroll suitable patient subjects;

•	the number of patients that participate in the studies;

•	the number of doses that patients receive;

•	the drop-out or discontinuation rates of patients;

•	the duration of patient follow-up, and

•	the uncertainty associated with manufacturing of drug products.

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

Because of the uncertainties discussed above, we are unable to determine the duration and completion costs of our development projects or when and to what extent we will receive cash inflows from the commercialization and sale of an approved product candidate, if ever.

General and Administrative Expenses

General and administrative expenses consist primarily of compensation for employees in general and administrative functions, including executive, finance and business development. Other significant costs include professional fees for legal services, including legal services associated with obtaining and maintaining patents, and costs associated with operating as a public company. We will continue to incur significant general and administrative expenses as a public company, including costs for insurance, costs related to the hiring of additional personnel, payment to outside consultants, lawyers and accountants and complying with the corporate governance, internal controls and similar requirements applicable to public companies.

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

The Company has issued certain financial instruments, including warrants to purchase common stock, which have characteristics of both liability and equity.  Financial instruments such as warrants that are classified as liabilities are fair valued upon issuance and are re-measured at fair value at subsequent reporting periods with the resulting change in fair value recorded in other income/(expense).  The fair value of warrants is estimated using valuation models that require the input of subjective assumptions including stock price volatility, expected life, and the probability of future equity issuances and their impact to the price protection feature.

Accrued Clinical Expense

We make estimates of our accrued clinical expenses as of each balance sheet date in our consolidated financial statements based on facts and circumstances known to us at that time. This process involves reviewing open contracts and purchase orders, communicating with our applicable personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of actual cost. The majority of our service providers invoice us at least monthly in arrears for services performed. We periodically confirm the accuracy of our estimates with the service providers and adjust if necessary. Examples of estimated accrued clinical expenses include:

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

Results of Operations

Comparison of Three Months Ended March 31, 2017 and 2016

For the three months ended March 31, 2016, we recognized $145,000 in revenues pursuant to a collaborative arrangement, which was terminated in January 2016.  No revenues were recognized during the three months ended March 31, 2017 due to the collaborative arrangement having been terminated in January 2016.

The following table summarizes our research and development expenses for the three months ended March 31, 2017 and 2016 (in thousands, except percentages):

	Three Months Ended March 31,
	2017	2016	$ Change	% Change
Research and development expense	$7,801	$9,624	$(1,823)	(18.9)%

Research and development expense decreased during the three months ended March 31, 2017 from the same period in 2016 primarily due to lower clinical development expenses as a result of the SOLUTION and CHABLIS studies being substantially completed at the end of 2016.

The following table summarizes our general and administrative expenses for the three months ended March 31, 2017 and 2016 (in thousands, except percentages):

	Three Months Ended March 31,
	2017	2016	$ Change	% Change
General and administrative expense	$2,903	$2,238	$665	29.7%

General and administrative expenses increased during the three months ended March 31, 2017 from the same period in 2016 primarily due to increased legal costs associated with our fund raising effort and a pending putative shareholder class action lawsuit.

The following table summarizes our non-operating expenses for the three months ended March 31, 2017 and 2016 (in thousands, except percentages):

	Three Months Ended March 31,
	2017	2016	$ Change	% Change
Other expense	$3	$9	$(6)	(66.7)%
Fair value of warrant liability in excess of proceeds from financing	600	—	600	100%
Total other expense	$603	$9	$594	6,600%

For the three months ended March 31, 2017, we recorded $0.6 million in non-operating expense, primarily comprising of the fair value of warrants issued in connection with a direct offering of our common stock in March 2017 exceeding the cash proceeds received from the offering.  The change in the fair value of the warrants will be recognized as non-operating expense or income in the statement of operations until the warrants are exercised.

Liquidity and Capital Resources

To date, we have funded our operations primarily through private placements of preferred stock and common stock, convertible debt, debt financings and public offerings of common stock, equity investment and cost reimbursement from a collaborative partner, and a research award from CFFT.  As of March 31, 2017 we had cash and cash equivalents of approximately $20.7 million.

Our principal liquidity requirements are primarily to meet our working capital needs, support ongoing business activities, research and development, and our capital expenditure needs.

In September 2016, we entered into a subscription agreement with certain institutional investors (the “Subscription Agreement”), pursuant to which we sold 17,000 Series X units for a purchase price of $1,000 per unit in a registered direct offering. Each unit consists of one share of Series X Convertible Preferred Stock and a warrant to purchase 15.87 shares of common stock at an exercise price of $18.90 per share, which is a 20% premium over the conversion price of Series X Convertible Preferred Stock. The offering resulted in gross proceeds of $17.0 million. The subscription agreement provides that the investors have the right, but not the obligation, to make an additional investment of up to $28.3 million within 20 trading days following our initial public announcement of top-line data from our SOLUTION study (“Additional Investment”). No further investments were made by the investors and the right for Additional Investment expired on January 26, 2017.

 On April 21, 2016, we entered into an At Market Issuance Sales Agreement (“ATM Agreement”) with H.C. Wainwright & Co., LLC (“H.C. Wainwright”) to create an at-the-market equity program under which the Company from time to time may offer and sell shares of its common stock, par value $0.001 per share, having an aggregate offering price of up to $25.0 million through H.C. Wainwright, as agent.  In March, we amended the H.C. Wainwright ATM Agreement and reduced the amount of aggregate offering price to $23.0 million.  No shares were sold through the ATM Agreement during the three months ended March 31, 2017.  As of March 31, 2017, there was a balance of $20.3 million available for future sale pursuant to the Agreement.

On March 12, 2015, we executed an equity purchase agreement (as amended, the “Purchase Agreement”), with Lincoln Park Capital Fund, LLC (“LPC”) pursuant to which we have the right, but not the obligation, to sell to LPC up to an aggregate of $10.0 million of common stock over a period of two years in amounts as set forth in the Purchase Agreement.  In July 2015, we amended the Purchase Agreement and reduced the amount LPC can purchase to an aggregate of $6.0 million of common stock over a period of two years.  On April 27, 2016, we amended the Purchase Agreement with LPC, pursuant to which the Company has the right, but not the obligation, to sell to LPC up to an aggregate of $15.0 million in shares of common stock by March 12, 2017.  The Purchase Agreement expired on March 12, 2017.

In March 2016, we filed a universal shelf registration statement with the SEC on Form S-3 (File No. 333-210166) for the proposed offering from time to time of up to $100.0 million of our securities, including common stock, preferred stock, debt securities and/or warrants. On April 21, 2016, we registered $25.0 million under the registration statement for the H.C. Wainwright ATM Agreement.  On March 14, 2017, we amended the H.C. Wainwright ATM Agreement and reduced the amount registered under the registration statement to $23 million.  On April 27, 2016, we registered $14.4 million under the registration statement for the LPC Purchase Agreement.  On March 12, 2017, upon the expiration of the LPC Purchase Agreement, $13.4 million of unused amount became available under the registration statement.  On September 8, 2016, we registered $22.1 million under the registration statement for a subscription agreement with certain institutional investors for the sale of convertible preferred stock and issuance of warrants in a registered direct offering. On March 14, 2017, we registered $46.5 million under the registration statement for an underwriting agreement with H.C. Wainwright for the sale of common stock and warrants.  As of the March 31, 2017, there was a balance of $7.4 million available for future issuance under the registration statement.

We do not believe our current capital is sufficient to fund our operating plan through May 2018.  Despite the capacity remaining under our registration statement and the remaining amounts available under our ATM and LPC Purchase Agreement, pursuant to Instruction I.B.6 to Form S-3, we may not sell more than the equivalent of one-third of our public float during any 12 consecutive months so long as our public float is less than $75 million, which will limit our ability to raise funds using those facilities.  Other than those facilities, we currently do not have arrangements to obtain additional financing. Any such financing could be difficult to obtain on favorable terms or at all. If we are unable to raise additional funds, we may have to delay, reduce or eliminate some of our clinical trials and our development programs. Even if we raise additional funds by issuing equity or equity-linked securities, such financings may only be available on unattractive terms and, in such event, the market price of our common stock may decline and further dilution to our existing stockholders will result. In addition, the expectation of future dilution as a result of our offering of securities convertible into equity securities may cause our stock price to decline.

We will need substantial additional financing to continue the development of our product candidates, obtain regulatory approvals, and prepare for commercial readiness if the clinical trials are successful; such financing may not be available on terms favorable to us if at all, which raises substantial doubt about our ability to continue as a going concern as of the date of this report and that is not alleviated after consideration of management’s plans to mitigate such concerns.   The financial statements do not include any adjustments that might result from the outcome of this uncertainty. If adequate funds are not available, we may be required to delay, reduce the scope of, or eliminate one or more of our clinical trials.   We plan to meet our capital requirements primarily through issuances of equity securities, future partnerships, debt financing, and in the longer term, revenue from product sales.  Failure to generate revenue or raise additional capital would adversely affect our ability to achieve our intended business objectives.

Cash Flows

Comparison of Three Months Ended March 31, 2017 and 2016

Cash flows during the three months ended March 31, 2017 and 2016 consisted of the following (in thousands):

	Three Months Ended March 31,
	2017	2016
Net cash used in operating activities	$(14,329)	$(10,704)
Net cash provided by financing activities	14,138	1,630
Net decrease in cash and cash equivalents	$(191)	$(9,074)

During the three months ended March 31, 2017 and 2016, our operating activities used cash of $14.3 million and $10.7 million, respectively, primarily resulting from our net losses and changes in our working capital accounts, adjusted for non-cash items including stock based compensation.

During the three months ended March 31, 2017, cash provided by financing activities was $14.1 million, which was driven by net proceeds received from the sale of our common stock.  During the same period in 2016, cash provided by financing activities was $1.6 million, which was driven by net proceeds from the sale of stock to LPC pursuant to an equity purchase agreement and to Cowen pursuant to an at-the-market sales agreement.

Contractual Obligations and Commitments

We have lease obligations consisting of two operating leases for our operating facilities that expire in September 2017 and May 2019, respectively.

The following table summarizes our estimated scheduled future minimum contractual obligations and commitments as of March 31, 2017 (in thousands):

	Payment Due by Period
Contractual Obligations	< 1 year	1-3 years	3-5 years	> 5 years	Total
Facility Leases	$150	$39	$—	$—	$189

The above amounts exclude potential payments to be made under our license agreements to our licensors that are based on the progress of our product candidates in development, as these payments are not determinable.

Under the Amgen Agreement, we are obligated to make additional milestone payments upon the achievement of certain development, regulatory and commercial objectives. We are also obligated to pay royalties on future net sales of products that are developed and approved as defined by this collaboration. Our royalty obligations as to a particular licensed product will be payable on a country-by-country basis and licensed on a product-by-licensed-product basis, for the longer of (a) the date of expiration of the last-to-expire valid claim within the licensed patents that covers the manufacture, use or sale, offer to sell or import of such licensed product by us or a sub-licensee in such country, or (b) 10 years after the first commercial sale of the applicable licensed product in the applicable country.

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

Funding Requirements

To date, we have not generated any revenue. We expect to incur substantial expenses and generate significant operating losses over the next several years as we continue to advance our product candidates into clinical studies and as we:

•	continue clinical development of Sollpura and blisibimod;

•	manufacture our drug product candidates for use in clinical trials and to support future applications for marketing approval;

•	hire additional clinical, scientific and management personnel, if needed; and

•	implement new operational, financial and management information systems.

Our future capital uses and requirements depend on numerous forward-looking factors. These factors include the following:

•	the progress of clinical studies of our product candidates;

•	the cost of manufacturing our product candidates;

•	the time and costs involved in obtaining regulatory approvals;

•	delays that may be caused by evolving requirements of regulatory agencies;

•	the costs involved in filing and prosecuting patent applications and enforcing or defending patent claims;

•	our ability to establish, enforce and maintain selected strategic alliances; and

•	the acquisition of technologies, product candidates and other business opportunities that require financial commitments.

At March 31, 2017, our capital resources consisted of cash and cash equivalents of $20.7 million.  We will need substantial additional financing to continue the development of our product candidates, obtain regulatory approvals, and prepare for commercial readiness if the clinical trials are successful; such financing may not be available on terms favorable to us, if at all, which raises substantial doubt about our ability to continue as a going concern as of the date of this report and that is not alleviated after consideration of management’s plans to mitigate such concerns.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty. If adequate funds are not available, we may be required to delay, reduce the scope of, or eliminate one or more of its clinical trials.   We plan to meet our capital requirements primarily through issuances of equity securities, future partnerships, debt financing, and in the longer term, revenue from product sales.  Failure to generate revenue or raise additional capital would adversely affect our ability to achieve its intended business objectives.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. We are exposed to market risk related to fluctuations in interest rates and market prices.  However, since a majority of our investments are in highly liquid money market funds, we do not believe we are subject to any material market risk exposure.  As of March 31, 2017, we did not have any material derivative financial instruments.  The fair value of our cash and cash equivalents was $20.7 million as of March 31, 2017.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Principal Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to that company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 13a-15(e), we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Principal Accounting Officer concluded that, as of March 31, 2017, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Management, including our Chief Executive Officer and Principal Accounting Officer, assessed the effectiveness of our internal control over financial reporting as of March 31, 2017. In making its assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of March 31, 2017.  We reviewed the results of management’s assessment with the Audit Committee of our board of directors.   Based on this assessment, management has concluded that our internal control over financial reporting was effective as of March 31, 2017.

Changes in Internal Control Over Financial Reporting

There have been no other changes in our internal control over financial reporting during the most recent quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On February 13, 2017, a complaint was filed in the United States District Court for the Northern District of California captioned Brian Clevlen v. Anthera Pharmaceuticals, Inc., et al., Case No. 3:17-cv-715, on behalf of a putative class of the Company’s stockholders against the Company and certain of its current and former officers.  The complaint asserts claims under sections 10(b) and 20(a) of the Securities Exchange Act of 1934 on behalf of all stockholders that purchased the Company’s common stock between February 10, 2015 and December 27, 2016.  The complaint alleges that the Company made false or misleading statements and/or omissions with respect to the CHABLIS-SC1 trial and SOLUTION study.  The complaint seeks unspecified damages, interest, attorneys’ fees, costs, and such other relief at the Court may deem just and proper.  On April 17, 2017, Urešomir Čorak, a putative stockholder of the Company, filed a motion to be appointed as lead plaintiff, and to have the law firm of Levi & Korsinsky LLP appointed as lead counsel in the action.  Also on April 17, 2017, a group of putative stockholders of the Company, comprised of Kent Roberts, Kent Roberts FBO Evan Roberts, Kent Roberts Parent FBO Owen Roberts, and Bobby King, filed a motion to be appointed as lead plaintiff, to have the law firm of Lifschitz & Miller LLP appointed as lead counsel, and to have the law firm of Reich Radcliffe & Hoover LLP appointed as liaison counsel in the action.  The Court will have a hearing on these motions on May 25, 2017. The Company intends to vigorously defend itself against the allegations in the action.  The Company intends to vigorously defend itself against the allegations in the action.

Other than as described above, we are not subject to any material pending legal proceedings.  From time to time, we may be involved in routine legal proceedings, as well as demands, claims and threatened litigation, which arise in the normal course of our business.

ITEM 1A. RISK FACTORS

You should carefully consider the risks described below, together with the other information contained in this Quarterly Report on Form 10-Q, including the consolidated financial statements and the related notes that appear at the end of this report. If any of the following risks occur, our business, financial condition, results of operations and future growth prospects would likely be materially and adversely affected.

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

We are a clinical-stage biotechnology company with two assets in the clinical stage of development.  Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales to date and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception in 2004. As of March 31, 2017, we had an accumulated deficit of $418.8 million. Substantially all our losses resulted from costs incurred in connection with our product development programs and from general and administrative costs associated with our operations.

We expect to incur additional losses over the next several years, and these losses may increase if we cannot generate revenues. Our historical losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. In addition, if we obtain regulatory approval for our product candidates, we may incur significant sales, marketing, in-licensing and outsourced manufacturing expenses as well as continued product development expenses. As a result, we expect to continue to incur significant and increasing losses for the foreseeable future.  We believe there is substantial doubt about our ability to continue as a going concern as we do not currently have sufficient cash resources to fund our operations through 12 months from the filing date of the Form 10-Q.  Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. If we are unable to continue as a viable entity, our stockholders may lose their entire investment.

We have never generated any product revenue and may never be profitable.

Our ability to generate product revenue and achieve profitability depends on our ability, alone or with collaborators, to successfully complete the development of our product candidates, conduct clinical studies in patients, obtain the necessary regulatory approvals for our product candidates and commercialize any approved products.  We have not generated any revenue from the commercial sales of our product candidates since our inception and do not expect to generate any revenue from the commercial sales of our product candidates in the near term. However, as a result of the collaborative arrangement that we entered into with Zenyaku in December 2014 for the development of blisibimod, we began recognizing license fee revenue and collaborative revenue in 2015.  The license fee revenue from the collaborative arrangement with Zenyaku was initially amortized as revenue over the performance obligation period (product development period) while reimbursement for our full-time employees (“FTEs”) was recorded as collaborative revenues as incurred.  In September 2015, Zenyaku provided us a notice of its intent to terminate the Zenyaku Agreement, effective January 7, 2016.  The termination was “at will” and Zenyaku alleged no breach of the Zenyaku Agreement by us.  As a result of an early termination of the Zenyaku Agreement, we do not expect to recognize revenues under the Zenyaku Agreement beyond January 2016.

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

The amount of cash and other sources of capital available to us, including the net proceeds from our March 2017 offering, are not expected to be sufficient to fund our expected needs for the next nine months, which results in substantial doubt about our ability to continue as a going concern and our independent registered public accounting firm included an explanatory paragraph to the effect that there is substantial doubt about our ability to continue as a going concern in its report included in its opinion to our consolidated financial statements for the fiscal year ended December 31, 2016. Changing circumstances may cause us to consume capital significantly faster than we currently anticipate. Additional financing may not be available when we need it or may not be available on terms that are favorable to us. If adequate funds are not available to us on a timely basis, or at all, we may be required to:

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

Delays in the commencement or completion of clinical testing could significantly affect our product development costs. We do not know whether planned clinical studies will begin on time or be completed on schedule, if at all. The commencement and completion of clinical studies can be delayed for numerous reasons, including delays related to:

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

The pharmaceutical industry is highly competitive and subject to rapid and significant technological change. Our potential competitors include large pharmaceutical and more established biotechnology companies, specialty pharmaceutical and generic drug companies, academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization. All these competitors currently engage in, have engaged in or may engage in the future in the development, manufacturing, marketing and commercialization of pharmaceuticals and biotechnologies, some of which may compete with our present or future product candidates. It is possible that any of these competitors could develop technologies or products that would render our product candidates obsolete or non-competitive, which could adversely affect our revenue potential. Key competitive factors affecting the commercial success of our product candidates are likely to be efficacy, safety profile, reliability, convenience of dosing, price and reimbursement.

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

Many of our potential competitors have substantially greater financial, technical and human resources than we do and significantly greater experience in the discovery and development of drug candidates, and in obtaining U.S. FDA and other regulatory approvals of products and the commercialization of those products. Accordingly, our competitors may be more successful than we may be in obtaining U.S. FDA approval for drugs and achieving widespread market acceptance. Our competitors’ drugs may be more effective, have fewer adverse effects, be less expensive to develop and manufacture or be more effectively marketed and sold than any product candidates we may commercialize and may render our product candidates obsolete or non-competitive before we can recover the expenses of developing and commercializing our product candidates. We anticipate that we will face intense and increasing competition as new drugs enter the market and advanced technologies become available. These entities may also establish collaborative or licensing relationships with our competitors. Finally, the development of new treatment methods for the diseases we are targeting could render our drugs non-competitive or obsolete. All these factors could adversely affect our business.

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

Blisibimod - the most common adverse effects reported for patients treated with blisibimod include upper respiratory tract infection, injection site reaction, diarrhea, headache, and nasopharyngitis. During the placebo-controlled Phase 3 CHABLIS-SC study, blisibimod was well-tolerated, and the adverse events reported during the study were similar to those reported during the Phase 2 studies with blisibimod with no meaningful imbalances in serious adverse events or infections between blisibimod and placebo.

Sollpura – the most common adverse effects reported for patients treated with Sollpura include general gastrointestinal disorder, such as abdominal pain, flatulence, loose stools, weight loss and diarrhea and adverse events related to cystic fibrosis disease such as infective pulmonary exacerbation of cystic fibrosis, and headache.

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

Any of these events could prevent us from achieving or maintaining market approval and acceptance of the affected product candidates and could substantially increase the costs of commercialization.

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

Our product liability insurance coverage for our clinical studies may not be sufficient to reimburse us for all expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive, and, in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. If or when we obtain marketing approval for any product candidate, we intend to expand our insurance coverage to include the sale of commercial products; however, we may be unable to obtain this product liability insurance on commercially reasonable terms. On occasion, large judgments have been awarded in class action lawsuits based on drugs that had unanticipated adverse effects. A successful product liability claim or series of claims brought against us could cause our stock price to decline and, if judgments exceed our insurance coverage, could decrease our cash and adversely affect our business.

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

We rely on third parties such as CROs, medical institutions and clinical investigators to enroll qualified patients and conduct, supervise and monitor our clinical studies. Our reliance on these third parties for clinical development activities reduces our control over these activities. Our reliance on these third parties, however, does not relieve us of our regulatory responsibilities, including ensuring that our clinical studies are conducted in accordance with good clinical practices, or GCP, and the investigational plan and protocols contained in the relevant regulatory application, such as the investigational new drug application, or IND. In addition, the CROs with whom we contract may not complete activities on schedule, or may not conduct our preclinical studies or clinical studies in accordance with regulatory requirements or our clinical study design. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, our efforts to obtain regulatory approvals for, and to commercialize, our product candidates may be delayed or prevented. In addition, if a catastrophe such as an earthquake, fire, flood or power loss should affect one of the third parties on which we rely, our business prospects could be harmed. For example, if a central laboratory holding all our clinical study samples were to suffer a catastrophic loss of their facility, we would lose all of our samples and would have to repeat our studies.

Any failure by our third-party manufacturers on which we rely to produce our preclinical and clinical drug supplies and on which we intend to rely to produce commercial supplies of any approved product candidates may delay or impair our ability to commercialize our product candidates.

We have relied upon third-party manufacturers and active pharmaceutical ingredient formulators for the manufacture of our material for preclinical and clinical testing purposes and intend to continue to do so in the future. We also expect to rely upon third parties to produce materials required for the commercial production of our product candidates if we succeed in obtaining necessary regulatory approvals. If we are unable to arrange for third-party manufacturing sources, or to do so on commercially reasonable terms, we may not be able to complete development of our product candidates or market them.

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

Our common stock is currently listed on The NASDAQ Global Market (“NASDAQ”). NASDAQ has minimum requirements that a company must meet to remain listed on NASDAQ. These requirements include maintaining a minimum closing bid price of $1.00 per share.  On February 10, 2017, we received a letter from The Nasdaq Global Stock Market informing us that our common stock has closed below the minimum $1.00 per share requirement for continued inclusion under Listing Rule 5450(a)(1).  The letter stated that Nasdaq would provide us a grace period of 180 calendar days, or until August 9, 2017, to regain compliance.  To regain compliance, any time before August 9, 2017, the bid price of our common stock must close at $1.00 per share or more for a minimum of 10 consecutive business days.  On April 28, 2017, we effectuated a 1-for-8 reverse split of our outstanding common stock resulting in a reduction of our total common stock issued and outstanding from 80,609,310 shares to 10,076,164 shares.  As a result of the reverse split, our common stock has closed above $1.00 since May 1, 2017.  However, to regain compliance, our stock must close at $1.00 or above for 10 consecutive days.   As of the date of this report, only seven days of trading have occurred and therefore, the risk of delisting due to the minimum closing price requirement remained.

NASDAQ has minimum requirements that the stockholders’ equity of the Company must be at least $10 million or the market value of its listed securities must be at least $50 million to remain listed on NASDAQ under the equity standard and market value standard for continued listing pursuant to Nasdaq Listing Rules 5450(a) and 5450(b), respectively. We have not received notice of non-compliance from NASDAQ because of any deficiency related to its minimum stockholders’ equity; however, if we should become non-compliant, the listing of our common stock on the NASDAQ Global Market would be at risk.  If our common stock were to be delisted, the liquidity of our common stock would be adversely affected and the market price of our common stock could decrease. In addition, if delisted we would no longer be subject to NASDAQ rules, including rules requiring us to have a certain number of independent directors and to meet other corporate governance standards. Our failure to be listed on NASDAQ or another established securities market would have a material adverse effect on the value of your investment in us.

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

Although our common stock is listed for trading on the NASDAQ Global Market, our securities have been relatively thinly traded. Investor trading patterns could serve to exacerbate the volatility of the price of the stock. Accordingly, it may be difficult to sell shares of common stock quickly without significantly depressing the value of the stock. Unless we are successful in developing continued investor interest in our stock, sales of our stock could result in major fluctuations in the price of the stock. In addition, the stock market in general, and The NASDAQ Global Market in particular, have experienced substantial price and volume volatility that is often seemingly unrelated to the   operating performance of particular companies. These broad market fluctuations may cause the trading price of our common stock to decline. In the past, securities class action litigation has often been brought against a company after a period of volatility in the market price of its common stock. Securities litigation against us, including as discussed elsewhere in this form 10-Q, could result in substantial expenses and the diversion of our management’s attention and resources and could harm our business, operating results and financial condition.

Future sales of our common stock may cause our stock price to decline.

As of the date of this report, there were 10,076,164 shares of our common stock outstanding. On March 17, 2017, we entered into an underwriting agreement with H.C. Wainwright, pursuant to which we sold 3,750,000 million shares of common stock and warrants to purchase an aggregate of 7,500,000 shares of our common stock.  In addition, as of March 31, 2017, we had outstanding options and warrants to purchase 1,020,135 shares of our common stock that, if exercised, will result in these additional shares becoming available for sale.  A large portion of these shares and outstanding equity awards are held by a small number of persons and investment funds. Sales by these stockholders or option holders of a substantial number of shares could significantly reduce the market price of our common stock. Moreover, certain holders of shares of common stock will have rights, subject to some conditions, to require us to file registration statements covering the shares they currently hold, or to include these shares in registration statements that we may file for ourselves or other stockholders.

We have registered or will register all common stock that we may issue under our 2013 Stock Option and Incentive Plan (the “2013 Plan”), our Amended and Restated 2010 Stock Option and Incentive Plan (the “2010 Plan”) and our Employee Stock Purchase Plan (the “ESPP”). As of March 31, 2017, an aggregate of 58,232 shares of our common stock have been reserved for future issuance under the 2013 Plan, plus any shares cancelled under our 2005 Equity Incentive Plan and 2010 Plan, and an aggregate of 3,907 shares of common stock have been reserved for future issuance under our ESPP. These shares can be freely sold in the public market upon issuance. If a large number of these shares are sold in the public market, the sales could reduce the trading price of our common stock.

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

As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, our administrative staff will be required to perform additional tasks. For example, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, as well as rules subsequently implemented by the SEC and The NASDAQ Global Market, impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. We must also bear all the internal and external costs of preparing and distributing periodic public reports in compliance with our obligations under the securities laws.

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

Generally, a change of more than 50% in the ownership of a corporation’s stock, by value, over a three-year period constitutes an ownership change for U.S. federal income tax purposes. An ownership change may limit a company’s ability to use its net operating loss carryforwards attributable to the period prior to such change. We underwent an ownership change within the meaning of Section 382 ownership of the Internal Revenue Code during 2012 and as such, our net operating loss carryforwards are limited. In addition, the pre-change R&D tax credits have also been limited for federal tax purposes. Our outstanding common shares have increased significantly since 2012.  As such, we believe we have underwent further ownership change within the meaning of Section 382 and therefore further limit our net operating loss carryforwards and R&D credits.  If we earn net taxable income, our ability to use our pre-change net operating loss carryforwards to offset U.S. federal taxable income will be subject to limitations, which will result in increased future tax liability to us.

We may be unable to issue securities under our shelf registration statement, which may have an adverse effect on our liquidity.

We have filed a shelf registration statement on Form S-3 with the SEC.  The registration statement is subject to Instruction I.B.6. of Form S-3, which imposes a limitation on the maximum amount of securities that we may sell pursuant to the registration statement during any twelve-month period.  When we sell securities pursuant to the registration statement, the amount of securities to be sold plus the amount of any securities we have sold during the prior twelve months in reliance on Instruction I.B.6. may not exceed one-third of the aggregate market value of our outstanding common stock held by non-affiliates as of a day during the 60 days immediately preceding such sale, as computed in accordance with Instruction I.B.6.  Based on this calculation, we expect that we will be significantly limited, and likely unable to sell additional securities pursuant to our effective registration statement on Form S-3 for a period of twelve months from March 16, 2017, unless and until the market value of our outstanding common stock held by non-affiliates increases significantly. If we cannot sell securities under our shelf registration, we may be required to utilize more costly and time-consuming means of accessing the capital markets, which could materially adversely affect our liquidity and cash position.

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

If we do not obtain protection under the Hatch-Waxman Amendments and similar foreign legislation to extend our licensed patent terms and/or we do not obtain market exclusivity for our product candidates, our business will be materially harmed.

The Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Amendments, provides for an extension of patent term for drug compounds for a period of up to five years to compensate for time spent in clinical testing and the regulatory approval process. If the USPTO grants a five-year patent term extension for liprotamase and for blisibimod, and if we continue to have rights under our license agreements with respect to both, our exclusive rights to one of liprotamase’s U.S. composition of matter patents could extend until 2030 or 2033. and our exclusive rights to one of blisibimod’s U.S. composition of matter patents could extend until 2027 or 2028. In Europe, similar legislative enactments allow patent terms in the European Union to be extended for up to five years through the grant of a Supplementary Protection Certificate. If each European country where we seek such extension grants a five-year extension for liprotamase and for blisibimod, and if we continue to have rights under our license agreements with respect to both, our exclusive rights to liprotamase’s European composition of matter patents could extend until 2026 or 2030, and our exclusive rights to blisibimod’s European composition of matter patents could extend until 2027 in those EPO countries.

However, we may not be granted an extension in a particular country if we, for example, fail to apply within applicable deadlines, fail to apply prior to expiration of relevant patents or otherwise fail to satisfy applicable requirements. Moreover, the applicable time period of the extension or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension or restoration of the term of any such extension is less than we request, our competitors, including manufacturers of generic alternatives, may obtain approval of competing products following our patent expiration, and our revenue could be reduced, possibly materially.

Further, since neither liprotamase nor blisibimod have been previously approved in the U.S., both may be eligible for 12 years of biologic data exclusivity from the U.S. FDA. During this data exclusivity period, competitors are barred from relying on the innovator biologic’s safety and efficacy data to gain approval. Similarly, the European Union provides that companies who receive regulatory approval for a new biologic will have a 10-year period of data exclusivity for that biologic (with the possibility of a further one-year extension) in most EU countries, beginning on the date of such European regulatory approval, regardless of when the European composition of matter patent covering such biologic expires. A generic version of the approved drug may not be marketed or sold during such market exclusivity period.  The law governing biologic data exclusivity in the U.S. is complex and is still being interpreted and implemented by the FDA. As a result, its ultimate impact, implementation, and meaning are subject to uncertainty. While it is uncertain when such processes intended to implement the Biologics Price Competition and Innovation Act of 2009 may be fully adopted by the FDA, any such processes could have a material adverse effect on the future commercial prospects for liprotamase or blisibimod. For example, there is a risk that the 12-year period of exclusivity could be shortened due to congressional action or otherwise, or that the FDA will not consider liprotamase or blisibimod to be a reference product for competing products, potentially creating the opportunity for competition sooner than anticipated. Moreover, the extent to which a biosimilar, once approved, will be substituted for liprotamase or blisibimod in a way that is similar to traditional generic substitution for non-biological products is not yet clear, and will depend on a number of marketplace and regulatory factors that are still developing.

There is no assurance that we will receive extensions for our patents under the Hatch-Waxman Amendment or similar foreign legislation, or that we will receive data exclusivity or other exclusive marketing rights. If we fail to receive such extensions or exclusivities, or if we receive extensions or exclusivity periods that are materially shorter than expected, our ability to prevent competitors from manufacturing, marketing and selling biosimilars will be materially harmed.

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

ITEM 6. EXHIBITS

The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this report.

Number	Description

3.1*	Fifth Amended and Restated Certificate of Incorporation, as amended.

3.2	Amended and Restated Bylaws, as amended on May 21, 2015 (filed as Exhibit 3.4 to the registrant’s Form 10-Q filed with the SEC on August 10, 2015 and incorporated herein by reference).

4.1	Form of Tranche 1 Warrant (filed as Exhibit 4.1 to the registrant’s Form 8-K filed with the SEC on March 16, 2017 and incorporated herein by reference).

4.2	Form of Tranche 2 Warrant (filed as Exhibit 4.2 to the registrant’s Form 8-K filed with the SEC on March 16, 2017 and incorporated herein by reference).

10.1
Amendment to ATM Agreement, dated March  14, 2017, between Anthera Pharmaceuticals, Inc. and H.C. Wainwright & Co., LLC (filed as Exhibit 10.1 to the registrant’s Form 8-K filed with the SEC on March 16, 2017 and incorporated herein by reference).

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

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANTHERA PHARMACEUTICALS, INC.

May 10, 2017	By:	/s/ J. Craig Thompson
J. Craig Thompson
Chief Executive Officer (Principal Executive Officer)

May 10, 2017	By:	/s/ May Liu
May Liu
Senior Vice President, Finance and Administration
(Principal Accounting Officer)