Form 10-Q
period 2017-06-30
Anthera Pharmaceuticals Inc
filed 2017-08-09
CIK 1316175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017

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

As of July 31, 2017, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 10,906,422.

ANTHERA PHARMACEUTICALS, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2017

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ANTHERA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

ASSETS	June 30, 2017	December 31, 2016(1)

Current assets:
Cash and cash equivalents	$11,151	$20,843
Prepaid expenses and other current assets	2,795	1,865
Total current assets	13,946	22,708
Property and equipment — net	560	763
TOTAL	$14,506	$23,471

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,974	$4,782
Accrued clinical expenses	1,585	3,884
Accrued liabilities	172	113
Accrued payroll and related costs	517	1,845
Total current liabilities	4,248	10,624
Warrant liability	5,700	—
Total liabilities	9,948	10,624
Commitments and Contingencies (Note 7)

Contingently Redeemable Series X Convertible Preferred Stock, $0.001 par value, 0 and 487 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	—	377

Stockholders’ equity (2):
Series X Convertible Preferred Stock, $0.001 par value, 5,000,000 shares authorized; 430 and 9,012 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	333	8,614
Common stock, $0.001 par value, 100,000,000 shares authorized; 10,601,422 and 5,745,536 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	11	6
Additional paid-in capital	422,662	411,404
Accumulated deficit	(418,448)	(407,554)
Total stockholders’ equity	4,558	12,470
TOTAL	$14,506	$23,471

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

(1)	Derived from audited Financial Statements.
(2)
All per share amounts and shares of the Company’s common stock issued and outstanding for all periods have been retroactively adjusted to reflect the one-for-eight reverse stock split which became effective April 28, 2017.

ANTHERA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
REVENUES:
License fee	$—	$—	$—	$139
Collaborative revenue	—	—	—	6
Total revenues	—	—	—	145
OPERATING EXPENSES:
Research and development	$7,034	$11,966	$14,835	$21,590
General and administrative	1,625	2,576	4,528	4,814
Research award	—	(261)	(100)	(261)
Total operating expenses	8,659	14,281	19,263	26,143
LOSS FROM OPERATIONS	(8,659)	(14,281)	(19,263)	(25,998)
OTHER INCOME (EXPENSE):
Other (expense)	(28)	(53)	(31)	(62)
Fair value of warrant liability in excess of proceeds from financing	—	—	(600)	—
Change in fair value of warrant liability	9,000	—	9,000	—
Total other income (loss)	8,972	(53)	8,369	(62)
NET INCOME (LOSS)	$313	$(14,334)	$(10,894)	$(26,060)
Deemed dividends attributable to preferred stock	—	—	(2,503)	—
Net income (loss) applicable to common stockholders	$313	$(14,334)	$(13,397)	$(26,060)
Net income (loss) per share applicable to common stockholders —basic and diluted (1)	$0.03	$(2.79)	$(1.58)	$(5.14)
Weighted-average number of shares used in per share calculation—basic and diluted (1)	10,136,326	5,129,068	8,457,987	5,067,652

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

(1)
All per share amounts and shares of the Company’s common stock issued and outstanding for all periods have been retroactively adjusted to reflect the one-for-eight reverse stock split which became effective April 28, 2017.

 ANTHERA PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENT OF SERIES X CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands except and per share amounts)
(unaudited)

	Contingently Redeemable Series X Convertible Preferred Stock		Series X Convertible Preferred Stock		Common Stock (1)
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
Balance at December 31, 2016	487	$377	9,012	$8,614	5,745,536	$6	$411,404	$(407,554)	$12,470
Issuance of common stock pursuant to exercise of stock options and employee stock purchase plan	-	-	-	-	39,386	-	80	-	80
Share based compensation related to equity awards	-	-	-	-	-	-	1,955	-	1,955
Issuance of common stock and warrants for cash at $4.00 per share, net of warrant liability of $14,700	-	-	-	-	3,750,000	4	(4)	-	-
Issuance of common stock pursuant to an equity purchase agreement, net of issuance cost of $255	-	-	-	-	490,822	-	570	-	570
Reclassification of contingently redeemable Series X convertible preferred stock	(487)	(377)	487	377	-	-	-	-	377
Conversion of Series X convertible preferred stock into common stock			(9,069)	(11,161)	575,678	1	11,160	-	-
Deemed dividend attributable to Series X convertible preferred stock	-	-	-	2,503	-	-	(2,503)	-	-
Net loss	-	-	-	-	-	-	-	(10,894)	(10,894)
Balance at June 30, 2017	-	$-	430	$333	10,601,422	$11	$422,662	$(418,448)	$4,558

 The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

(1)
All per share amounts and shares of the Company’s common stock issued and outstanding for all periods have been retroactively adjusted to reflect the one-for-eight reverse stock split which became effective April 28, 2017.

ANTHERA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2017	2016
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(10,894)	$(26,060)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	205	146
Stock-based compensation expense	1,955	2,557
Change in fair value of warrant liability	(8,400)	—
Changes in assets and liabilities:
Accounts receivable	—	65
Prepaid expenses and other assets	(930)	(593)
Accounts payable	(2,809)	(1,031)
Accrued clinical expenses	(2,299)	2,822
Accrued liabilities	58	352
Accrued payroll and related costs	(1,328)	(151)
Deferred revenue	—	(138)
Net cash used in operating activities	(24,442)	(22,031)
INVESTING ACTIVITIES:
Property and equipment purchases	—	(662)
Net cash used in investing activities	—	(662)
FINANCING ACTIVITIES:
Net proceeds from issuance of common stock and warrants pursuant to equity offering	14,100	3,947
Net proceeds from issuance of common stock pursuant to equity purchase agreement	570	—
Net proceeds from issuance of common stock pursuant to exercise of stock options and employee stock purchase plan	80	295
Net cash provided by financing activities	14,750	4,242
NET DECREASE IN CASH AND CASH EQUIVALENTS	(9,692)	(18,451)
CASH AND CASH EQUIVALENTS — Beginning of period	20,843	46,951
CASH AND CASH EQUIVALENTS — End of period	$11,151	$28,500

SUPPLEMENTAL CASH DISCLOSURES OF CASH FLOW INFORMATION
Non-cash financing activities:
Fair value of warrants issued in connection with registered direct offering	$14,700	$—
Issuance of common stock as a commitment fee pursuant to an equity purchase agreement	$255	$76

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

 Since inception in 2004, the Company has funded its operations through equity offerings, private placements of convertible debt, debt financing, equity investment and cost reimbursement from a former collaborative partner, and a research award from Cystic Fibrosis Foundation Therapeutics Incorporated ("CFFT"). On April 21, 2016, the Company entered into an At Market Issuance Sales Agreement (“ATM Agreement”) with H.C. Wainwright & Co., LLC (“H.C. Wainwright”) to create an at-the-market equity program under which the Company from time to time may offer and sell shares of its common stock, par value $0.001 per share, having an aggregate offering price of up to $25 million through H.C Wainwright, as agent, which was amended and reduced to $23 million on March 14, 2017.  In June 2017, in connection with the execution of an equity purchase agreement with Lincoln Park Capital, LLC. (“LPC”), the Company filed a prospectus supplement suspending and reducing all offerings pursuant to the H.C. Wainwright ATM agreement.

In March 2017, the Company entered into an underwriting agreement with H.C. Wainwright, pursuant to which the Company sold an aggregate of 30,000,000 shares of its common stock and agreed to issue warrants to purchase an aggregate of 60,000,000 shares of its common stock. On April 28, 2017, with shareholders’ approval, the Company effectuated a one-for-eight reverse split of its outstanding common stock (“Reverse Stock Split”).   Subsequent to the Reverse Stock Split, the common stock shares and warrant shares were adjusted to 3,750,000 and 7,500,014, respectively.  The financing transaction resulted in proceeds of $14.1 million.

On June 19, 2017, the Company entered into an equity purchase agreement (the “2017 Purchase Agreement”) with Lincoln Park Capital Fund, LLC. (“LPC”), pursuant to which the Company has the right, at its discretion, to sell up to an aggregate of $10.0 million in shares of the Company’s common stock and issue up to 181,708 shares of the Company’s common stock as a commitment fee to LPC.  The 2017 Purchase Agreement will expire on December 19, 2019.

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

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for Quarterly Reports on Form 10-Q and do not contain all the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. The accompanying unaudited Condensed Consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 16, 2017.  In the opinion of management, the accompanying unaudited Condensed Consolidated financial statements reflect all adjustments, which include only normal recurring adjustments necessary to present fairly the Company’s interim consolidated financial information. The results for the three and six months ended June 30, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017 or for any other period. The consolidated balance sheet as of December 31, 2016 has been derived from the audited financial statements as of that date but it does not include all the information and notes required by U.S. GAAP.

On April 28, 2017, the Company announced a 1-for-8 reverse split of its outstanding common stock resulting in a reduction of its total common stock issued and outstanding from 80,609,310 shares to 10,076,164 shares (the “Reverse Stock Split”).  The Reverse Stock Split affected all stockholders of the Company’s common stock equally; the Reverse Stock Split was effective on April 28, 2017. The par value of the Company’s common stock and preferred stock remains unchanged at $0.001 per share and the number of authorized shares of common stock and preferred stock remained unchanged at 100,000,000 and 5,000,000, respectively, after giving effect to the Reverse Stock Split. All references to shares of common stock, stock options, warrants to purchase common stock, the conversion rate of preferred stock and outstanding per share data for all periods presented in the accompanying financial statements and notes thereto have been adjusted to reflect the reverse split on a retroactive basis and all share information is rounded down to the nearest whole share after reflecting the reverse split, except where described otherwise.

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

Financial Instruments with Characteristics of Both Equity and Liabilities

The Company has issued certain financial instruments, including warrants to purchase common stock, which have characteristics of both liabilities and equity.  Financial instruments such as warrants that are classified as liabilities are fair valued upon issuance and are re-measured at fair value at subsequent reporting periods with the resulting change in fair value recorded in other income/(expense).  The fair value of warrants is estimated using valuation models that require the input of subjective assumptions including stock price volatility, expected life, and the probability of future equity issuances and their impact to the price protection feature.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (ASC Topic 606).  The standards update outlines a single comprehensive model for entities to utilize to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that will be received in exchange for the goods and services.  Additional disclosures will also be required to enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In 2016, the FASB issued accounting standards updates to address implementation issues and to clarify the guidance for identifying performance obligations, licenses and determining if a company is the principal or agent in a revenue arrangement. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date of ASU 2014-09.  The mandatory adoption date of ASC 606 for the Company is now January 1, 2018. There are two methods of adoption allowed, either a “full” retrospective adoption or a “modified” retrospective adoption.  The Company expects to adopt the standard on a modified retrospective basis applying the new rules to all contracts existing at January 1, 2018, with an adjustment for the cumulative effect of all changes recognized in beginning retained earnings.  Given that the Company is not currently generating revenue and most likely will not be generating revenue at the date of adoption, the adoption of this guidance is not expected to materially impact the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). ASU 2016-02 impacts any entity that enters into a lease with some specified scope exceptions.  This new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months.  Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the statement of operations.  The guidance updates and supersedes Topic 840, Leases. For public entities, ASU 2016-02 is effective for fiscal years, and interim periods with those years, beginning after December 15, 2018, and early adoption is permitted. A modified retrospective transition approach is required for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available.  The Company does not expect the adoption of this standard to have a material impact on its financial statements.

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

ASU No. 2016-09 addressed the presentation of employee taxes paid on the statement of cash flows. The Company is now required to present the cost of shares withheld from the employee to satisfy the employees’ income tax liability as a financing activity on the statement of cash flows rather than as an operating cash flow. This change is applied on a retrospective basis, as required, but did not impact the statement of cash flows for the six months ended June 30, 2017.

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

3. RESEARCH AWARD

In March 2015, the Company received a research award of up to $3 million from the CFFT for the Company's development of Sollpura.  The Company retains the right to develop and commercialize Sollpura and will owe royalties to CFFT on net sales of any drug candidate approved and commercialized under the collaboration. The funding is disbursed by CFFT to the Company upon the Company’s achievement of milestones specified in the grant agreement.  At its discretion, the Company may choose to fund a particular stage of the Sollpura development plan without CFFT funds.  Any CFFT funds not expended on the development program of Sollpura must be returned to CFFT and, upon such return, the amounts of such returned funds will not be included as part of the research award for the purpose of calculating royalties or other amounts owed by the Company to CFFT.  To the extent CFFT provides or makes available any information, expertise, know-how or other intellectual property related to cystic fibrosis or the treatment, prevention or cure there-of (“CFFT Know-How”) to the Company, CFFT grants to the Company a non-exclusive, transferrable, sub-licensable, worldwide rights and license under all of CFFT’s rights in such CFFT Know-How to assist the Company to research, develop, commercialize, make or have made, use, sell, have sold, offer for sale, import, export and otherwise exploit the product.

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

4. NET INCOME (LOSS) PER SHARE

Basic net loss attributable to common stockholders per share is computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period. Shares issued during the period and shares reacquired during the period are weighted for the portion of the period that they were outstanding. The computation of diluted Earnings Per Share, or EPS, is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. For the three months ended June 30, 2016, and six months ended June 30, 2016 and 2017, diluted EPS is identical to basic EPS since common equivalent shares are excluded from the calculation, as their effect is anti-dilutive.  For the three months ended June 30, 2017, diluted EPS is identical to basic EPS due to all of the Company’s outstanding warrants and stock options having exercise prices higher than the Company’s average stock price during the period.  The effect of preferred shares is excluded during periods with a net loss as their effect is anti-dilutive; their inclusion during the three months ended June 30, 2017 would not change the EPS.

The following table summarizes the Company’s calculation of net income (loss) per common share (in thousands except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income (loss) per share
Numerator
Net income (loss)	$313	$(14,334)	$(10,894)	$(26,060)
Deemed dividend attributable to preferred stock	—	—	(2,503)	$—
Net income (loss) applicable to common stockholders	$313	(14,334)	$(13,397)	$(26,060)
Denominator
Weighted average common share outstanding	10,136,326	5,129,068	8,457,987	5,067,652
Basic and diluted net income (loss) per share	$0.03	$(2.79)	$(1.58)	$(5.14)

The following outstanding options and warrants that are potentially dilutive securities were excluded from the computation of diluted net loss per share, as the effect of including them would have been antidilutive. The effect of the Series X convertible preferred shares was also excluded from the computation of diluted net loss per share due to their inclusion did not change the computation result.

	As of June 30,
	2017	2016
Options to purchase common stock	1,243,761	735,020
Warrants to purchase common stock	7,774,815	5,022
Series X convertible preferred stock	27,296	—
Total	9,045,872	740,042

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

·	Level 3 —Valuations based on unobservable inputs in which there are little or no market data, which require the Company to develop its own assumptions.

The following tables present the Company’s fair value hierarchy for all its financial assets (including those in cash and cash equivalents), in thousands, by major security type measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017
	Estimated Fair Value	Level 1	Level 2	Level 3
Assets:
Money market funds	$9,890	$9,890	$—	$—

Liabilities:
Warrant Liability	$5,700	$—	$—	$5,700

	December 31, 2016
	Estimated Fair Value	Level 1	Level 2	Level 3
Money market funds	$19,416	$19,416	$—	$—

The company used quoted market prices to determine the fair value of cash equivalents, which consist of money market funds and therefore these are classified in Level 1 of the fair value hierarchy.

Warrants containing price protection rights are accounted for as liabilities, with changes in the fair values included in net loss for the respective periods.  Because some of the inputs to the valuation model are either not observable or are not derived principally from or corroborated by observable market data by correlation or other means, the warrant liability is classified as Level 3 in the fair value hierarchy.

The following table summarizes the changes in the Company’s Level 3 warrant liability (in thousands):

June 30, 2017
Beginning balance	$-
Addition to fair value of warrant liability during the three months ended March 31, 2017	14,700
Decrease in fair value of warrant liability during the three months ended June 30, 2017	(9,000)
Ending balance	$5,700

 There were no transfers between Level 1, Level 2 or Level 3 for the six months ended June 30, 2017 and year ended December 31, 2016.

6. WARRANT LIABILITY

Pursuant to the underwriting agreement for the sale of common stock and warrants entered in March 2017, the Company agreed to issue 30,000,000 warrants (“Tranche 1 Warrants”) at an initial exercise price of $0.55 per share and 30,000,000 warrants (“Tranche 2 Warrants”) at an initial exercise price of $0.50 per share to the investors to purchase shares of the Company’s common stock.  The Company did not have sufficient authorized but unissued common stock to issue the warrants at the time the underwriting agreement was executed.  On April 28, 2017, with shareholders’ approval, the Company effectuated a one-for-eight reverse split of its outstanding common stock.   The Reverse Stock Split did not affect the number of authorized shares of common stock, which remained at 100,000,000 and as a result the Company’s authorized but unissued common stock increased upon the Reverse Stock Split, resulting in sufficient authorized shares of common stock to settle the warrant agreements.  Subsequent to the Reverse Stock Split, the Tranche 1 Warrants shares and exercise price were adjusted to 3,750,007 and $4.40, respectively, and the Tranche 2 Warrants shares and exercise price were adjusted to 3,750,007 and $4.00, respectively.  The Tranche 1 Warrant will expire April 28, 2022 and the Tranche 2 Warrant will expire on October 28, 2017.

The exercise price of the Tranche 1 and Tranche 2 warrants are subject to adjustment in the event of a stock combination, reverse split, or similar transaction involving common stock (each, a “Stock Combination Event”)  if the average volume weighted average price (“VWAP") of the common stock for the five lowest trading days during the 15 consecutive trading day period ending and including the trading day immediately preceding the 16th trading day after such Stock Combination Event is less than the exercise price of the warrant.  In such an event, the exercise price of the warrants is adjusted to the average VWAP.  On May 22, 2017, the exercise price for the Tranche 1 and Tranche 2 Warrants was adjusted to $1.8918 as a result of the one-for-eight reverse stock split effectuated by the Company on April 28, 2017.

The Company accounted for the warrants under ASC Topic 815, Derivatives and Hedging (“ASC 815”).  The Company determined that, on the date of issuance, the warrants were not considered indexed to its own stock because the underlying instruments were not “fixed-for-fixed” due to the price protection and therefore, the warrants should be accounted for as derivatives. The warrants also permitted the holder to require the Company to settle the warrants for cash in the event of a fundamental transaction, including a sale of the business.  At the end of each reporting period, the changes in fair value during the period are recorded as a component of non-operating income (expense) in the consolidated statement of operations.  The initial fair value of the liability associated with these warrants was $14.7 million.  As of June 30, 2017, the fair value of the liability associated with these warrants was $5.7 million.  The decrease in fair value of the warrant liability by $9.0 million was recorded as non-operating income during the three months ended June 30, 2017.

The Company estimated the fair value of the warrants using the Monte Carlo simulation model, which combines expected cash outflows with market-based assumptions regarding risk-adjusted yields, stock price volatility, and the probability of future equity events.  Inputs used in the valuation of each tranche on issuance date and June 30, 2017 were as follows:

Issuance Date	Tranche 1	Tranche 2
Common stock price	$3.44	$3.44
Exercise price	$4.40	$4.00
Expected Volatility	112.5%	112.5%
Dividend Yield	0%	0%
Risk-Free Interest Rate	2.03%	2.03%
Expected Term (years)	5	0.5

June 30, 2017	Tranche 1	Tranche 2
Common stock price	$1.62	$1.62
Exercise price	$1.89	$1.89
Expected Volatility	93.4%	93.4%
Dividend Yield	0%	0%
Risk-Free Interest Rate	1.86%	1.86%
Expected Term (years)	4.83	0.33

For the fair value determination, the Company computed the historical volatility based on daily pricing observations for a period that corresponds to the expected term of the warrants. The expected term for both valuation dates are based on the remaining contractual term of the warrants. The risk-free interest rates are the U.S. Treasury bond rate as of the valuation dates.

The fair value of these warrants also incorporated the Company’s assumptions about future equity issuances and their impact to the price protection feature.  For the Tranche 1 warrants the valuation factored in 2 potential reverse splits subsequent to the reverse-split on April 28, 2017 and prior to the expiration of the 5-year term. With respect to the Tranche 2 warrants, the Company did not assume further reverse split will occur after April 28, 2017 and before the expiration of the 6-month warrants on October 28, 2017.

 7. COMMITMENTS AND CONTINGENCIES

Leases

The Company leases its main operating facility in Hayward, California. The lease was for approximately 14,000 square feet and the lease agreement was due to expire in September 2017.  On July 20, 2017, the Company terminated the lease agreement and concurrently entered into a sublease agreement for approximately 8,000 square feet of the same facility.  The sublease agreement will expire on August 31, 2019.

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

On July 11, 2014, the Company and Eli Lilly and Company (“Eli Lilly”) entered into a worldwide, exclusive license agreement (the “Lilly Agreement”), to develop and commercialize Sollpura, a Phase 3 novel investigational Pancreatic Enzyme Replacement Therapy (“PERT”), for the treatment of patients with Exocrine Pancreatic Insufficiency, or EPI, often seen in patients with cystic fibrosis and other conditions. Under the terms of the Lilly Agreement, the Company was not required to make any up-front payment but is obligated to make milestone payments of up to up to $33.5 million for capsule products and $9.5 million for reformulated products upon the achievement of certain regulatory and commercial sales milestones, none of which have been achieved as of June 30, 2017.  In addition, after sales of the licensed products exceed an aggregate of $100.0 million in the United States, the Company is obligated to pay tiered royalties on future net sales of products, ranging from the single digits to the mid-teens, that are developed and approved as defined in the Lilly Agreement. The Company’s royalty obligations as to a particular licensed product will be payable, on a licensed product-by-licensed product basis, for the longer of (a) the date of expiration of the last to expire valid claim within the licensed patents that covers the manufacture, use or sale, offer to sell, or import of such licensed product by the Company or a sublicense in such country, or (b) 12 years after the first commercial sale of the applicable licensed product in the applicable country.

See Note 3 – “Research Award” for discussion of commitments and contingencies associated with the research award received from the CFFT.

Litigation

On February 13, 2017, a complaint was filed in the United States District Court for the Northern District of California captioned Brian Clevlen v. Anthera Pharmaceuticals, Inc., et al., Case No. 3:17-cv-715, on behalf of a putative class of the Company’s stockholders against the Company and certain of its current and former officers.  The complaint asserts claims under sections 10(b) and 20(a) of the Securities Exchange Act of 1934 on behalf of all stockholders that purchased the Company’s common stock between February 10, 2015 and December 27, 2016.  The complaint alleges that the Company made false or misleading statements and/or omissions with respect to the CHABLIS-SC1 trial and SOLUTION study.  The complaint seeks unspecified damages, interest, attorneys’ fees, costs, and such other relief at the Court may deem just and proper.  On April 17, 2017, Urešomir Čorak, a putative stockholder of the Company, filed a motion to be appointed as lead plaintiff, and to have the law firm of Levi & Korsinsky LLP appointed as lead counsel in the action.  On April 17, 2017, a group of putative stockholders of the Company, comprised of Kent Roberts, Kent Roberts FBO Evan Roberts, Kent Roberts Parent FBO Owen Roberts, and Bobby King, filed a motion to be appointed as lead plaintiff, to have the law firm of Lifschitz & Miller LLP appointed as lead counsel, and to have the law firm of Reich Radcliffe & Hoover LLP appointed as liaison counsel in the action.  On May 18, 2017, the Court appointed Urešomir Čorak as lead plaintiff, and Levi & Korsinsky LLP as lead counsel in the action.  On July 17, 2017, lead plaintiff filed a notice of voluntary dismissal of the action without prejudice.

The outcome of the legal proceeding is inherently unpredictable, subject to significant uncertainties, and could be material to the Company’s operating results and cash flows for a particular period.

8. STOCKHOLDERS’ EQUITY

Preferred Stock

The Company has authorized 5,000,000 shares of $0.001 par value preferred stock.  The Company’s Board of Directors is authorized to designate the terms and conditions of any preferred stock issued by the Company without further action by the common stockholders. The Company designated 17,000 shares of its authorized and unissued preferred stock as Series X convertible preferred stock and filed an Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series X Convertible Preferred Stock with the Delaware Secretary of State. As of June 30, 2017, there were 430 shares of Series X Convertible Preferred Stock issued, outstanding and convertible into 27,296 shares of common stock.

In September 2016, the Company entered into a subscription agreement with certain institutional investors pursuant to which it sold 17,000 Series X units for a purchase price of $1,000 per unit in a registered direct offering (the “Subscription Agreement”). Each unit consists of one share of Series X Convertible Preferred Stock and a warrant to purchase 15.87 shares of common stock. The conversion price for the Series X Convertible Preferred Stock became fixed on November 16, 2016 at $15.7536 per share, which represented the VWAP of the Company’s common stock over the five full trading days following the date of the Company’s initial public announcement of topline and/or efficacy data from the CHABLIS-SC1 study on November 10, 2016. The registered direct offering resulted in gross proceeds of $17.0 million. The holders of Series X Convertible Preferred Stock do not have any voting rights nor the right to elect any members to the board of directors. The Series X Convertible Preferred Stock has a contingent redemption clause. The Company is not required to issue any shares of common stock upon conversion of any shares of Series X Convertible Preferred Stock to the extent that (i) the aggregate issuance of common stock will be greater than 1,048,229 shares or 19.99% of the total outstanding shares of the Company (the “Threshold Amount”) and (ii) the conversion has not been approved by the Company’s stockholders in accordance with the stockholder approval requirements of Nasdaq Marketplace Rule 5635(d) (a “Blocked Conversion”). On April 27, 2017, the shareholders approved a proposal to allow holders of Series X Convertible Preferred Stock to convert their shares of Series X Convertible Preferred Stock that converted into common stock in excess of the Threshold Amount which was 30,890 shares of common stock or 487 shares of Series X Convertible Preferred Stock. As a result, the Series X Preferred shares are no longer redeemable by the holder and the shares were reclassified from temporary to permanent equity in the statement of stockholders’ equity. As of June 30, 2017, 16,570 shares of Series X Convertible Preferred Stock have been converted into a total of 1,051,823 shares of common stock.  The conversion is reflected as a reduction in Series X Convertible Preferred Stock.  An aggregate of $13.4 million discount has been recognized as a deemed dividend in connection with the conversion of Series X Convertible Preferred stock as of June 30, 2017 and no warrants had been exercised.

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

On April 21, 2016, the Company registered $25.0 million under the registration statement (File No. 333-210166) for the at-the-market sales agreement with H.C. Wainwright (the “H.C. Wainwright ATM Agreement”).  On March 14, 2017, the Company amended the H.C. Wainwright ATM Agreement and reduced the amount registered under the registration statement to $23 million.  In June 2017, in connection with the execution of the 2017 Purchase Agreement, the Company filed a prospectus supplement suspending and reducing all offerings pursuant to the H.C. Wainwright ATM agreement.

On April 27, 2016, the Company registered $14.4 million under the registration statement (File No. 333-210166) for the equity purchase agreement with LPC (the “2015 Purchase Agreement”).  On March 12, 2017, upon the expiration of the 2015 Purchase Agreement, $13.4 million of unused amount became available under the registration statement.  On June 19, 2017, the Company entered into a new equity purchase agreement with LPC, the 2017 Purchase Agreement, and registered $10.3 million under the registration statement (File No. 333-210166).  Pursuant to the 2017 Purchase Agreement, the Company has the right, but not the obligation, to sell up to an aggregate of $10.0 million in shares of common stock and issue up to 181,708 shares of common stock as a commitment fee to LPC over a period of thirty months. Upon executing the 2017 Purchase Agreement, LPC made an initial purchase of 291,036 shares of common stock for gross proceeds of $0.5 million.  As of June 30, 2017, the Company has sold 366,036 shares of common stock for an aggregate cash proceeds of $0.6 million pursuant to the 2017 Purchase Agreement and issued 124,786 shares of common stock to LPC as commitment fee, leaving a balance of $9.4 million available for future issuance pursuant to the 2017 Purchase Agreement.  The 2017 Purchase Agreement will expire on December 19, 2019.

On September 8, 2016, the Company registered $22.1 million under the registration statement (File No. 333-210166) for a subscription agreement with certain institutional investors for the sale of convertible preferred stock and issuance of warrants in a registered direct offering.

On March 14, 2017, in connection with a registered direct offering of common stock and warrants, the Company registered $46.5 million under the registration statement (File No. 333-210166) (the “March 2017 Offering”).  During the three months ended June 30, 2017, the exercise price of certain warrants issued in connection with the March 2017 Offering was reduced and therefore resulted in $17.3 million re-allocated back to the shelf registration statement.

As of June 30, 2017, there was a balance of $14.4 million available for future issuance under the registration statement (File No. 333-210166).

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

At June 30, 2017, the Company had reserved the following shares for future issuance:

Convertible Series X preferred stock	27,296
Common stock options outstanding	1,243,761
Common stock warrants outstanding	7,774,815
Common stock options available for future grant under stock option plan	64,841
Common stock available for future grant under ESPP plan	449
Total	9,111,162

Warrants

In connection with a venture debt executed in March 2011, the Company issued a seven-year warrant to the lender for the purchase of 5,022 shares of the Company’s common stock at an exercise price of $384.00 per share. The warrant was immediately exercisable and expires in March 2018.  As of June 30, 2017, the warrants remained outstanding and exercisable.  These warrants are classified in permanent equity on the Company’s consolidated Balance Sheet.

In connection with the issuance of Series X convertible preferred stock in September 2016, the Company issued warrants to certain institutional investors to purchase shares of the Company’s common stock. On November 16, 2016, the exercise price and number of shares of common stock underlying the warrants became fixed at $18.90 and 269,779, respectively. The warrants are exercisable at any time and from time to time after March 13, 2017, and will expire on September 13, 2019.  As of June 30, 2017, the warrants remained outstanding.  These warrants are classified in permanent equity on the Company’s consolidated Balance Sheet.

Pursuant to the underwriting agreement for the sale of common stock and warrants in March 2017, the Company to issued 30,000,000 warrants (“Tranche 1 Warrants”) at an initial exercise price of $0.55 per share and 30,000,000 (“Tranche 2 Warrants”) at an initial exercise price of $0.50 per share  to the investors to purchase shares of the Company’s common stock.  The Company did not have sufficient authorized but unissued common stock to issue the warrants at the time the underwriting agreement was executed.  On April 28, 2017, with shareholders’ approval, the Company effectuated a one-for-eight reverse split of its outstanding common stock.   Subsequent to the Reverse Stock Split, the Tranche 1 Warrant shares and exercise prices were adjusted to 3,750,007 and $4.40, respectively, and the Tranche 2 Warrants shares and exercise price were adjusted to 3,750,007 and $4.00, respectively.  Effective as of May 22, 2017, the Tranche 1 and Tranche 2 Warrants’ exercise price were further adjusted to $1.8918 pursuant to Section 2(c) of the warrant agreements, which was the average VWAP of the five (5) lowest trading days during the fifteen (15) consecutive trading days following the April 28, 2018 reverse stock split.  The Tranche 1 Warrants will expire on April 28, 2022 and the Tranche 2 Warrants will expire on October 28, 2017.  These warrants are classified as liabilities on the Company’s consolidated Balance Sheet until the warrants are exercised or expired.

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

The terms of awards granted during the three and six months ended June 30, 2017 and the method for determining the grant date fair value of the awards were consistent with those described in the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

The following table summarizes stock option activity for the six months ended June 30, 2017 (in thousands except share and per share information):

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Balance at December 31, 2016	749,517	$29.82	8.19	$—
Granted	659,765	$1.70
Exercised	-
Cancelled and expired	(7,919)	$29.90
Forfeited	(157,602)	$34.49
Balance at June 30, 2017	1,243,761	$14.31	8.75	$—
Exercisable at June 30, 2017	348,870	$28.20	6.74	$—

The intrinsic value of stock options represents the difference between the exercise price of stock options and the market price of our stock on that day for all in-the-money options. As of June 30, 2017, there was $5.85 million of total unrecognized compensation expense related to stock options and is expected to be amortized on a straight-line basis over a weighted-average remaining period of 2.38 years.

The assumptions used in the Black-Scholes option-pricing model to value stock options are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Expected Volatility	136%	98%	136%	98%
Dividend Yield	0%	0%	0%	0%
Risk-Free Interest Rate	1.88%	1.32%	1.88%	1.49%
Expected Term (years)	6.02	5.86	6.02	5.92
Weighted-average fair value per option	$1.48	$21.96	$1.54	$22.01

2010 Employee Stock Purchase Plan (“ESPP”)

Effective July 2010, under the terms of the ESPP, eligible employees of the Company may authorize the Company to deduct amounts from their compensation, which amounts are used to enable the employees to purchase shares of the Company’s common stock. The Company initially reserved 1,562 shares of common stock for issuance thereunder on January 1, 2011, and on each January 1 thereafter, the number of shares of stock reserved and available for issuance under the Plan shall be cumulatively increased by the lesser of (i) one percent (1%) of the number of shares of common stock issued and outstanding on the immediately preceding December 31 or (ii) 3,906 shares of common stock.  On January 1, 2017, in accordance with the ESPP’s annual increase provisions, the authorized shares in the ESPP increased by 3,906.  On April 27, 2017, the Company’s shareholders approved a one-time increase to the ESPP pool by 27,344 shares and increase the number of shares available for issuance under the Plan by the lesser of (i) one percent (1%) of the number of shares of common stock issued and outstanding on the immediately preceding December 31 or (ii) 31,250 shares of common stock, starting in January 1, 2018.

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

The assumptions used in the Black-Scholes option-pricing model to value the employee stock purchase rights are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Expected Volatility	171%	88%	171%	88%
Dividend Yield	0%	0%	0%	0%
Risk-Free Interest Rate	0.50%	0.24%	0.50%	0.24%
Expected Term (years)	0.50	0.50	0.50	0.50

Stock-Based Compensation Expense

Total stock-based compensation expense, including expense recorded for the ESPP, was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Research and development	$498	$448	894	$876
General and administrative	371	991	1,061	1,681
Total stock-based compensation	$869	$1,439	$1,955	$2,557

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

Our Phase 3 Development of Sollpura in EPI

We initiated the Phase 3 SOLUTION study in the third quarter of 2015.  SOLUTION was a randomized, open-label, assessor-blind, non-inferiority, active-comparator study evaluating the efficacy and safety of Sollpura in patients with cystic fibrosis-related exocrine pancreatic insufficiency. This pivotal study enrolled 128 patients in North America, Europe and Israel was intended to evaluate the non-inferiority of Sollpura compared with another commercially available PERT in a population of porcine-derived PERT responders. Topline data announced in December 2016 showed that the study narrowly missed the CFA non-inferiority margin of the primary modified Intent to Treat (mITT) analysis by one percent; however, by additional pre-specified analyses of CFA (mITT-Baseline Observation Carried Forward and Per Protocol), Sollpura met the non-inferiority criterion.  The study also confirmed that the ratio of the three enzymes in Sollpura demonstrated an appropriate response in the coefficient of nitrogen absorption (CNA).  CNA is a measure of protein digestion and absorption and is a key requirement of our planned US FDA regulatory submission. In March 2017, we announced data from the extension phase of the study, which showed that Sollpura demonstrated comparable maintenance in key measurements of height, weight, and body mass index in addition to being well tolerated throughout the 12-week extension period.

Due to the narrow miss of the SOLUTION study and informed by its data, we initiated a new Phase 3 study (RESULT) in the second quarter of 2017.  Similar to the SOLUTION study, the RESULT study is a randomized, open-label, non-inferiority, active-comparator study. Approximately 150 cystic fibrosis patients who are porcine PERT responders will be enrolled in the US, Europe and Israel.  Based on data from the analysis from the SOLUTION study, we believe that efficacy in the SOLUTION trial was limited by a restrictive dose optimization paradigm in a population whose dose of lipase at baseline had been optimized for porcine PERTs (but not Sollpura) and that modification of the dosing paradigm may allow for success in the RESULT study.  The RESULT study’s design is modified to account for the design limitations in the SOLUTION study by 1) starting Sollpura dosing as 125% of the pre-study PERT dose,  2) allowing for a more “real life” dose titration, as needed, based on signs and symptoms throughout the primary treatment phase of the study, and 3) a shorter 4 week study with the ability to dose titrate during the first three week and 4) randomizing the use of acid suppression on a 1 to 1 basis, as is seen in cystic fibrosis patients.  The study design was discussed with the FDA in the first quarter of 2017 and the first patient screened in the US was in May and European screening began in July 2017. Also in July 2017, the Company was informed that the RESULT study had been approved by the Cystic Fibrosis Foundation Therapeutics Development Network (CFF-TDN) Protocol Review Committee. The safety of subjects enrolled in this study will be monitored by independent experts appointed by the CFF-TDN.  The CFF-TDN approval may result in additional TDN investigational sites participating in the study which could further accelerate patient recruitment in the U.S. Topline data from the RESULT study is expected around the end of 2017 or early 2018.

A second, smaller Phase 3 study, SIMPLICITY, was initiated in the second quarter of 2016.  The SIMPLICITY study utilizes sachets containing Sollpura powder for oral solution. The study was designed in two parts (Part A and Part B). Part A which evaluated the safety and general usability of Sollpura powder for oral solution in 15 patients ≥7 years of age, was completed in the fourth quarter of 2016. On December 9, 2016, an independent Data Monitoring Committee evaluated the data from Part A and approved progression to Part B, which will enroll pediatric subjects below 7 years of age.  Before we proceed with Part B, we plan to amend the SIMPLICITY study to follow a similar dosing approach as the RESULT study and initiate enrollment in Part B after we report topline from the RESULT study.

During the third quarter of 2016, we initiated the EASY study, which provides continued access to Sollpura for patients in the Sollpura arm who completed the SOLUTION study. We plan to modify this study to allow patients completing future studies (e.g., RESULT or SIMPLICITY Part B) to have continued access until the Biological License Application (“BLA”) for Sollpura is approved by the FDA.

We believe our Sollpura studies may offer potential opportunities for differentiation versus the currently marketed porcine-derived PERTs, including:

·
Use of biotechnology-derived high-purity enzymes that are produced by fermentation processes rather than from mammalian organs, the latter of which requires a label warning for potential viral transmission;

•	Removal of viral risk transmission from mammalian cell
•	Free of source contaminant as manufactured in a closed system
•	Improved standardization of ratio in final product;

·	use of a novel, chemically-modified lipase drug substance that provides resistance to degradation at gastric pH, thereby obviating the need for enteric coating;
•	Potential for reduced number of capsules and / or capsule size

·	a formulation containing a ratio of the three digestive enzymes (lipase, protease and amylase) that closely matches the naturally-occurring enzyme ratio in humans;

·	a product that is wholly non-porcine. The enzymes and excipients are non-porcine, and the commercial product will meet all the specifications for kosher and halal;

·
a capsule formulation using known, safe excipients expected to reduce pill burden. The pure, high-activity enzyme constituents and absence of bulky enteric coating give rise to smaller, easy-to-swallow capsules with good disintegration once swallowed, and adequate storage stability compared with porcine PERTs of an equivalent lipase unit dose strength; and

·
a sachet formulation containing Sollpura power for oral solution which can be easily dissolved into water, and finally provides patients, especially young pediatric patients, with an easy-to-swallow dosing option.

Our Phase 2 Development of Blisibimod for in IgA Nephropathy

In June 2013, we initiated a Phase 2 clinical study, (“BRIGHT-SC”) of patients with IgA nephropathy in Asia and Eastern Europe.  The BRIGHT-SC study is a Phase 2 multicenter, randomized, double-blind, placebo-controlled study to evaluate the efficacy, safety, tolerability and immunogenicity of blisibimod in IgA nephropathy.  Enrollment criteria are biopsy-proven IgA nephropathy and proteinuria greater than one gram but less than six grams per 24 hours (1g-6g/24hr).  Patients must be receiving standard of care medication including angiotensin converting enzyme inhibitors and angiotensin receptor blockers. Patients enrolled in the BRIGHT-SC study receive 300mg weekly blisibimod or placebo subcutaneously during the first 8 weeks of therapy, the induction phase, followed by a minimum of 24 weeks of 200mg weekly blisibimod or placebo, the maintenance phase.  The BRIGHT-SC study enrolled 57 patients.

In March 2015, an interim futility analysis of the BRIGHT-SC study was conducted by an independent unblinded statistician, who evaluated several important biomarkers of renal disease in patients who had completed at least 8 weeks of treatment and recommended the study to continue to completion as planned.

In June 2016, an interim analysis of the BRIGHT-SC study was conducted after all ongoing patients had completed at least 24 weeks of treatment, and the results showed a tendency toward lower proteinuria in blisibimod versus placebo treated patients. While the numerical reduction in proteinuria in blisibimod versus placebo treated patients at week 24 did not meet the predefined statistical primary endpoint of complete or partial response, longer-term data from the study demonstrated an increasingly large separation in proteinuria favoring the blisibimod treated arm compared to the placebo. Additionally, secondary biomarker data from the study, including changes in total B cell counts and changes in immunoglobulins IgA, IgG, and IgM, were highly consistent with previous studies with blisibimod in patients with other diseases and demonstrated marked reduction after 8 weeks on study.

In December 2016, an additional interim analysis of the BRIGHT-SC study was reported after all ongoing patients had completed at least 48 weeks. As with the analysis in June, the numerical reduction in proteinuria in blisibimod versus placebo treated patients at week 48 did not meet the predefined statistical primary endpoint of complete or partial response. However, there was again a trend toward slowing the progression of proteinuria with blisibimod. As a result, coupled with the continued demonstration of blisibimod’s effect on immunological markers relevant to IgA nephropathy including reductions of B cells and serum immunoglobulins, we elected to continue the study.

In April 2017, we announced completion of dosing in the BRIGHT-SC study when all patients remaining in the study completed at least 60 weeks of evaluation and 21 patients had completed assessments through at least 104 weeks.  We anticipate reporting topline data from the BRIGHT-SC study before the end of August 2017.

Revenue

We have not generated any revenue from the commercial sales of our product candidates since our inception and do not expect to generate any revenue from the commercial sales of our product candidates in the near term.  However, because of the collaborative arrangement that we entered into with Zenyaku in December 2014 for the development of blisibimod, we began recognizing license fee revenue and collaborative revenue in 2015.  The license fee from the collaborative arrangement with Zenyaku was initially amortized as revenue over the performance obligation period (product development period) while reimbursement for our FTEs was recorded as collaborative revenues as incurred. In September 2015, we received a termination notice from Zenyaku to terminate the collaborative arrangement, effective January 7, 2016.  Consequently, we revised the amortization period of our deferred revenue to correspond with the shortened collaboration period and have fully amortized our deferred revenue as of January 7, 2016.

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

The following table shows our total research and development expenses for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016		2017	2016
Allocated costs:
Liprotamase	$4,255	$6,805		$8,956	$11,131
Blisibimod	1,066	3,386	(1)	2,316	7,069
Unallocated costs	1,713	1,775		3,563	3,390
Total research and development expenses	$7,034	$11,966		$14,835	$21,590

(1)	Offset by $0.4 million in reimbursable expense for IgA nephropathy from a collaborative partner.

We expect that a large percentage of our research and development expenses in the future will be incurred in support of our current and future clinical development programs. These expenditures are subject to numerous uncertainties in timing and cost to completion. As we obtain results from clinical studies, we may elect to discontinue or delay clinical studies for certain clinical development programs to focus our resources on more promising clinical development programs. Completion of clinical studies may take several years or more, but the length of time generally varies according to the type, complexity, novelty and intended use of product candidates. The cost of clinical development may vary significantly over the life of a program because of differences arising during clinical development, including:

·	the number of sites included in the studies;

·	the length of time required to enroll suitable patient subjects;

·	the number of patients that participate in the studies;

·	the number of doses that patients receive;

·	the drop-out or discontinuation rates of patients;

·	the duration of patient follow-up, and

·	the uncertainty associated with manufacturing of drug products.

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

The Company has issued certain financial instruments, including warrants to purchase common stock, which have characteristics of both liabilities and equity.  Financial instruments such as warrants that are classified as liabilities are fair valued upon issuance and are re-measured at fair value at subsequent reporting periods with the resulting change in fair value recorded in other income/(expense).  The fair value of warrants is estimated using valuation models that require the input of subjective assumptions including stock price volatility, expected life, and the probability of future equity issuances and their impact to the price protection feature.

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

Results of Operations

Comparison of Three Months Ended June 30, 2017 and 2016

The following table summarizes our research and development expenses for the three months ended June 30, 2017 and 2016 (in thousands, except percentages):

	Three Months Ended June 30,
	2017	2016	$ Change	% Change
Research and development expenses	$7,034	$11,966	$(4,932)	(41)%

Research and development expense decreased during the three months ended June 30, 2017 from the same period in 2016 primarily due to lower clinical development expenses as a result of the SOLUTION study in cystic fibrosis patients with exocrine pancreatic insufficiency and CHABLIS clinical studies in patients with systemic lupus erythematosus being substantially completed at the end of 2016, which resulted in reductions in clinical trial expense by $2.6 million and manufacturing/clinical drug supplies by $1.9 million.

The following table summarizes our general and administrative expenses for the three months ended June 30, 2017 and 2016 (in thousands, except percentages):

	Three Months Ended June 30,
	2017	2016	$ Change	% Change
General and administrative expenses	$1,625	$2,576	$(951)	(37)%

General and administrative expenses decreased during the three months ended June 30, 2017 as compared to the same period in 2016 primarily due to a 30% reduction in headcount, which resulted in lower payroll related expense by $0.2 million and stock-based compensation by $0.6 million.

The following table summarizes our non-operating income (expense) for the three months ended June 30, 2017 and 2016 (in thousands, except percentages):

	Three Months Ended June 30,
	2017	2016	$ Change	% Change
Other income (expense)	$(28)	$(53)	$25	(47)%
Change in fair value of warrant liability	9,000	—	9,000	100%
Total other income (expense)	$8,972	$(53)	$9,025	(17,258)%

Other income (expense) recorded for the three months ended June 30, 2017 is comprised of mainly a change in the fair value of warrant liability.  We issued common stock warrants to the investors in connection with a public offering of our common stock in March 2017. The initial fair value of the liability associated with these warrants was $14.7 million.  The fair value decreased to $5.7 million as of June 30, 2017 due to a decrease in the fair value of the common stock underlying the warrant shares.  The decrease is recognized as part of non-operating income in the statement of operations during the three months ended June 30, 2017.

Comparison of the six months ended June 30, 2017 and 2016

	Six Months Ended June 30,
	2017	2016	$ Change	% Change
License fee revenue	$—	$139	$(139)	(100)%
Collaborative revenue	—	6	$(6)	(100)%
Total revenues	$—	$145	$(145)	(100)%

We began to recognize revenue in 2015 from the collaborative arrangement we entered into with Zenyaku in December 2014 for the development of blisibimod. During the six months ended June 30, 2016, we recorded total revenue of $0.1 million for the amortization of the license fee revenue and for the reimbursement of FTEs.  This collaborative arrangement was terminated effective January 7, 2016.

The following table summarizes our research and development expenses for the six months ended June 30, 2017 and 2016 (in thousands, except percentages):

	Six Months Ended June 30,
	2017	2016	$ Change	% Change
Research and development expenses	$14,835	$21,590	$(6,755)	(31)%

Research and development expense decreased during the six months ended June 30, 2017 from the same period in 2016 primarily due to lower clinical development expenses as a result of the SOLUTION study in cystic fibrosis patients with exocrine pancreatic insufficiency and CHABLIS clinical studies in patients with systemic lupus erythematosus were substantially completed at the end of 2016, which resulted in reductions in clinical trial expense by $4.4 million and manufacturing/clinical drug supplies by $2.0 million.

The following table summarizes our general and administrative expenses for the six months ended June 30, 2017 and 2016 (in thousands, except percentages):

	Six Months Ended June 30,
	2017	2016	$ Change	% Change
General and administrative expense	$4,528	$4,814	$(286)	(6)%

General and administrative expenses decreased during the six months ended June 30, 2017 from the same period in 2016 primarily due to a 30% reduction in headcount implemented in January 2017, which resulted in lower payroll related expense by $0.3 million and stock-based compensation by $0.6 million, offset by an increase of $0.7 million in legal expense as a result of our equity offering and legal proceeding efforts.

The following table summarizes our non-operating income (expense) for the six months ended June 30, 2017 and 2016 (in thousands, except percentages):

	Six Months Ended June 30,
	2017	2016	$ Change	% Change
Other income (expense)	$(31)	$(62)	$31	50%
Fair value of warrant liability in excess of proceeds from financing	(600)	—	(600)	(100)%
Change in fair value of warrant liability	9,000	—	9,000	100%
Total other income (expense)	$8,369	$(62)	$8,431	13,598%

Other income (expense) recorded for the six months ended June 30, 2017 is comprised of mainly a change in fair value of warrant liability.  In connection with a direct offering of our common stock in March 2017, we issued common stock warrants to the investors. The initial fair value of the liability associated with these warrants was $14.7 million.  The fair value decreased to $5.7 million as of June 30, 2017 due to a decrease in the fair value of the common stock underlying the warrant shares.   The decrease is recognized as part of non-operating income in the statement of operations.

Liquidity and Capital Resources

To date, we have funded our operations primarily through private placements of preferred stock and common stock, convertible debt, debt financings and public offerings of common stock, equity investment and cost reimbursement from a collaborative partner, and a research award from CFFT.  As of June 30, 2017, we had cash and cash equivalents of approximately $11.2 million.

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

On April 21, 2016, we registered $25.0 million under the registration statement (File No. 333-210166) for the at-the-market sales agreement with H.C. Wainwright (the “H.C. Wainwright ATM Agreement”).  On March 14, 2017, we amended the H.C. Wainwright ATM Agreement and reduced the amount registered under the registration statement to $23 million.  In June 2017, in connection with the execution the 2017 Purchase Agreement, we filed a prospectus supplement suspending and reducing all offerings pursuant to the H.C. Wainwright ATM agreement.

On April 27, 2016, we registered $14.4 million under the registration statement (File No. 333-210166) for the equity purchase agreement with LPC (the “2015 Purchase Agreement”).  On March 12, 2017, upon the expiration of the 2015 Purchase Agreement, $13.4 million of unused amount became available under the registration statement.  On June 19, 2017, we executed an equity purchase agreement with LPC (the “2017 Purchase Agreement”) to sell to LPC up to an aggregate of $10.0 million in shares of common stock and issue up to 181,708 shares of our common stock as a commitment fee to LPC over a period of thirty months. Upon executing the 2017 Purchase Agreement, LPC made an initial purchase of 291,036 shares of common stock for gross proceeds of $0.5 million.  As of June 30, 2017, we have sold 366,036 shares of common stock for an aggregate cash proceeds of $0.6 million pursuant to the 2017 Purchase Agreement and issued 124,786 shares of common stock to LPC as commitment fee, leaving a balance of $9.4 million available for future issuance pursuant to the 2017 Purchase Agreement.  The 2017 Purchase Agreement will expire on December 19, 2019.

On September 8, 2016, we registered $22.1 million under the registration statement (File No. 333-210166) for a subscription agreement with certain institutional investors for the sale of convertible preferred stock and issuance of warrants in a registered direct offering.

On March 14, 2017, in connection with a registered direct offering of common stock and warrants, we registered $46.5 million under the registration statement (File No. 333-210166) (the “March 2017 Offering”).  During the three months ended June 30, 2017, the exercise price of certain warrants issued in connection with the March 2017 Offering was reduced which resulted in $17.3 million re-allocated back to the shelf registration statement.

As of June 30, 2017, there was a balance of $14.4 million available for future issuance under the registration statement.

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

Cash Flows

Comparison of Six Months Ended June 30, 2017 and 2016

Cash flows during the six months ended June 30, 2017 and 2016 consisted of the following (in thousands):

	June 30,
	2017	2016
Net cash used in operating activities	$(24,442)	$(22,031)
Net cash used in investing activities	—	(662)
Net cash provided by financing activities	14,750	4,242
Total	$(9,692)	$(18,451)

During the six months ended June 30, 2017 and 2016, our operating activities used cash of $24.4 million and $22.0 million, respectively, primarily resulting from our net losses and changes in our working capital accounts, adjusted for non-cash items including stock based compensation.  Cash used to fund our operations during the six months ended June 30, 2017 is higher as compared to the same period in 2016 due to payout of accounts payable and liabilities accrued at the end of 2016.

No cash was provided by nor used in investing activities during the six months ended June 30, 2017.  During the six months ended June 30, 2016, cash used in investing activities was $0.7 million, which was primarily driven by the purchase of capital equipment to support the manufacturing activities for the development of Sollpura.

During the six months ended June 30, 2017, cash provided by financing activities was $14.8 million, which was driven by net proceeds received from the sale of our common stock and warrants.  During the same period in 2016, cash provided by financing activities was $4.2 million, which was driven by net proceeds from the sale of stock pursuant to an equity purchase agreement and an at-the-market sales agreement.

Contractual Obligations and Commitments

We have lease obligations consisting of two operating leases for our operating facilities that expire in August 2019 and May 2019, respectively.

The following table summarizes our estimated scheduled future minimum contractual obligations and commitments as of June 30, 2017 (in thousands):

	Payment Due by Period
Contractual Obligations	< 1 year	1-3 years	3-5 years	> 5 years	Total
Facility Leases	$197	202	$—	$—	$399

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. We are exposed to market risk related to fluctuations in interest rates and market prices.  However, since a majority of our investments are in highly liquid money market funds, we do not believe we are subject to any material market risk exposure.  As of June 30, 2017, we did not have any material derivative financial instruments.  The fair value of our cash and cash equivalents was $11.2 million as of June 30, 2017.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Principal Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to that company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 13a-15(e), we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Principal Accounting Officer concluded that, as of June 30, 2017, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no other changes in our internal control over financial reporting during the most recent quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On February 13, 2017, a complaint was filed in the United States District Court for the Northern District of California captioned Brian Clevlen v. Anthera Pharmaceuticals, Inc., et al., Case No. 3:17-cv-715, on behalf of a putative class of the Company’s stockholders against the Company and certain of its current and former officers.  The complaint asserts claims under sections 10(b) and 20(a) of the Securities Exchange Act of 1934 on behalf of all stockholders that purchased the Company’s common stock between February 10, 2015 and December 27, 2016.  The complaint alleges that the Company made false or misleading statements and/or omissions with respect to the CHABLIS-SC1 trial and SOLUTION study.  The complaint seeks unspecified damages, interest, attorneys’ fees, costs, and such other relief at the Court may deem just and proper.  On April 17, 2017, Urešomir Čorak, a putative stockholder of the Company, filed a motion to be appointed as lead plaintiff, and to have the law firm of Levi & Korsinsky LLP appointed as lead counsel in the action.  Also on April 17, 2017, a group of putative stockholders of the Company, comprised of Kent Roberts, Kent Roberts FBO Evan Roberts, Kent Roberts Parent FBO Owen Roberts, and Bobby King, filed a motion to be appointed as lead plaintiff, to have the law firm of Lifschitz & Miller LLP appointed as lead counsel, and to have the law firm of Reich Radcliffe & Hoover LLP appointed as liaison counsel in the action.  On May 18, 2017, the Court appointed Urešomir Čorak as lead plaintiff, and Levi & Korsinsky LLP as lead counsel in the action.  On July 17, 2017, lead plaintiff filed a notice of voluntary dismissal of the action without prejudice.  The Company intends to vigorously defend itself against the allegations in the action.

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

We are a clinical-stage biotechnology company with two assets in the clinical stage of development.  Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales to date and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception in 2004. As of June 30, 2017, we had an accumulated deficit of $418.4 million. Substantially all our losses resulted from costs incurred with our product development programs and from general and administrative costs associated with our operations.

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

We expect to incur substantial expenses and generate significant operating losses over the next several years as we continue to advance our product candidates into clinical studies and as we:

·	continue clinical development of Sollpura and blisibimod;

·	manufacture our drug product candidates for use in clinical trials and to support future applications for marketing approval; and

·	hire additional clinical, scientific and management personnel, if needed.

Our future capital uses and requirements depend on numerous forward-looking factors. These factors include the following:

·	the progress of clinical studies of our product candidates;

·	the cost of manufacturing our product candidates;

·	the time and costs involved in obtaining regulatory approvals;

·	delays that may be caused by evolving requirements of regulatory agencies;

·	the costs involved in filing and prosecuting patent applications and enforcing or defending patent claims;

·	our ability to establish, enforce and maintain selected strategic alliances; and

·	the acquisition of technologies, product candidates and other business opportunities that require financial commitments.

At June 30, 2017, our capital resources consisted of cash and cash equivalents of $11.2 million.  We will need substantial additional financing to continue the development of our product candidates, obtain regulatory approvals, and prepare for commercial readiness if the clinical trials are successful; such financing may not be available on terms favorable to us, if at all, which raises substantial doubt about our ability to continue as a going concern as of the date of this report and that is not alleviated after consideration of management’s plans to mitigate such concerns.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty. If adequate funds are not available, we may be required to delay, reduce the scope of, or eliminate one or more of its clinical trials.   We plan to meet our capital requirements primarily through issuances of equity securities, future partnerships, debt financing, and in the longer term, revenue from product sales.  Failure to generate revenue or raise additional capital would adversely affect our ability to achieve its intended business objectives.

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

Our ability to generate product revenue and achieve profitability depends on our ability, alone or with collaborators, to successfully complete the development of our product candidates, conduct clinical studies in patients, obtain the necessary regulatory approvals for our product candidates and commercialize any approved products.  We have not generated any revenue from the commercial sales of our product candidates since our inception and do not expect to generate any revenue from the commercial sales of our product candidates in the near term. However, as a result of the collaborative arrangement that we entered into with Zenyaku in December 2014 for the development of blisibimod, we began recognizing license fee revenue and collaborative revenue in 2015.  The license fee revenue from the collaborative arrangement with Zenyaku was initially amortized as revenue over the performance obligation period (product development period) while reimbursement for our full-time employees (“FTEs”) was recorded as collaborative revenues as incurred.  In September 2015, Zenyaku provided us a notice of its intent to terminate the Zenyaku Agreement, effective January 7, 2016.  The termination was “at will” and Zenyaku alleged no breach of the Zenyaku Agreement by us. Because of an early termination of the Zenyaku Agreement, we did not recognize revenues under the Zenyaku Agreement beyond January 2016.

The commercial success of our development-stage product candidates will depend on a number of factors, including, but not limited to, our ability to:

·	obtain favorable results for and advance the development of Sollpura, our product candidate for the treatment of patients with low digestive enzyme levels and potentially other diseases;

·
obtain favorable results for and advance the development of blisibimod, our product candidate for the treatment of B-cell mediated autoimmune diseases, including successfully launching and completing clinical studies in patients with IgA nephropathy, or other indications related to the development of blisibimod;

·	obtain regulatory approval for Sollpura and blisibimod;

·	if regulatory approvals are obtained, begin the commercial manufacturing of our product candidates with third-party manufacturers;

·	launch commercial sales and effectively market our product candidates, either independently or in strategic collaborations with third parties; and

·	achieve broad market acceptance of our product candidates in the medical community and with third-party payors.

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

We will need to raise substantial additional capital to fund our operations and to develop our product candidates. Our future capital requirements will depend on many factors including:

·	the scope, size, rate of progress, results and costs of our clinical studies and other development activities for our product candidates;

·	manufacturing campaign for Sollpura and blisibimod clinical materials, including formulation development and product enhancement;

·	non-clinical activities that we may pursue parallel to our clinical studies;

·	the filing, prosecution and enforcement of patent claims;

·
the costs associated with commercializing our product candidates if they receive regulatory approval, including the cost and timing of developing sales and marketing capabilities, or entering into strategic collaboration with others relating to the commercialization of our product candidates; and

·	revenues received from approved products, if any, in the future

The amount of cash and other sources of capital available to us, including the net proceeds from our March 2017 offering, are not expected to be sufficient to fund our expected needs for the next nine months, which results in substantial doubt about our ability to continue as a going concern and our independent registered public accounting firm included an explanatory paragraph to the effect that there is substantial doubt about our ability to continue as a going concern in its report included in its opinion to our consolidated financial statements for the fiscal year ended December 31, 2016. Changing circumstances may cause us to consume capital significantly faster than we currently anticipate. Additional financing may not be available when we need it or may not be available on terms that are favorable to us. If adequate funds are not available to us on a timely basis, or at all, we may be required to:

·	terminate, reduce or delay clinical studies or other development activities for our product candidates; or;

·
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

Our product candidates are prone to the risks of failure inherent in drug development. Before obtaining regulatory approvals for the commercial sale of any product candidates for a target indication, we must demonstrate with substantial evidence gathered in preclinical and well- controlled clinical studies, and, with respect to approval in the United States, to the satisfaction of the U.S. FDA and, with respect to approval in other countries, similar regulatory authorities in those countries, that the product candidates are safe and effective for use for that target indication and that the manufacturing facilities, processes and controls are adequate. Despite our efforts, our product candidates may not:

·	offer therapeutic or other improvement over existing, comparable therapeutics;

·	be proven safe and effective in clinical studies;

·	meet applicable regulatory standards;

·	be capable of being produced in sufficient quantities at acceptable costs;

·	be successfully commercialized; or

·	obtain favorable reimbursement.

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

Delays in the commencement or completion of clinical testing could significantly affect our product development costs. We do not know whether planned clinical studies will begin on time or be completed on schedule, if at all. The commencement and completion of clinical studies can be delayed for numerous reasons, including delays related to:

·	obtaining regulatory approval to commence a clinical study or complying with conditions imposed by a regulatory authority regarding the scope or design of a clinical study;

·
reaching agreement on acceptable terms with prospective clinical research organizations, or CROs, and study sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and study sites;

·	manufacturing, including manufacturing sufficient quantities of product candidates or other materials for use in clinical studies;

·	obtaining IRB, approval or the approval of other reviewing entities to conduct a clinical study at prospective sites;

·
recruiting and enrolling patients to participate in clinical studies for a variety of reasons, including size of patient population, nature of clinical study protocol, the availability of approved effective treatments for the relevant disease and competition from other clinical study programs for similar indications;

·	severe or unexpected drug-related adverse effects experienced by patients in a clinical study; and

·
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

Clinical studies may also be delayed, suspended or terminated as a result of ambiguous or negative interim results, or results that are inconsistent with earlier results. In addition, a clinical study may be suspended or terminated by us, the U.S. FDA, the IRB or other reviewing entity overseeing the clinical study at issue, any of our clinical study sites with respect to that site, or other regulatory authorities due to a number of factors, including:

·	failure to conduct the clinical study in accordance with regulatory requirements or our clinical protocols;

·	inspection of the clinical study operations or study sites by the U.S. FDA or other regulatory authorities resulting in the imposition of a clinical hold;

·	unforeseen safety issues or any determination that a clinical study presents unacceptable health risks; and

·
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

 If serious adverse events that are considered related to our product candidates are observed in any Phase 3 clinical studies, our ability to obtain regulatory approval for our product candidates may be adversely impacted. Further, if our product candidates receive marketing approval and we or others later discover, after approval and use in an increasing number of patients, that our products could have adverse effect profiles that limit their usefulness or require their withdrawal (whether or not the therapies showed the adverse effect profile in Phase 1 through Phase 3 clinical studies), a number of potentially significant negative consequences could result, including:

·	regulatory authorities may withdraw their approval of the products;

·	regulatory authorities may require the addition of labeling statements, such as warnings or contraindications;

·	we may be required to change the way the products are administered, conduct additional clinical studies or change the labeling of the products;

·	we could be sued and held liable for harm caused to patients; and

·	our reputation may suffer.

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

Even if U.S. regulatory approval is obtained, the U.S. FDA may still impose significant restrictions on a product’s indicated uses or marketing or impose ongoing requirements for potentially costly post-approval studies or post-market surveillance. For example, the label ultimately approved for blisibimod or Sollpura, if any, may include restrictions on use. Further, the U.S. FDA has indicated that long-term safety data on blisibimod may need to be obtained as a post-market requirement. Our product candidates will also be subject to ongoing U.S. FDA requirements governing the labeling, packaging, storage, distribution, safety surveillance, advertising, promotion, recordkeeping and reporting of safety and other post-market information. In addition, manufacturers of drug products and their facilities are subject to continual review and periodic inspections by the U.S. FDA and other regulatory authorities for compliance with current good manufacturing procedures, or cGMP, regulations. If we or a regulatory agency discovers previously unknown problems with our product candidates, such as adverse events of unanticipated severity or frequency, or problems with the facility where the products are manufactured, a regulatory agency may impose restrictions on the products, the manufacturing facility or us, including requiring recall or withdrawal of the products from the market or suspension of manufacturing. If we, our product candidates or the manufacturing facilities for our product candidates fail to comply with applicable regulatory requirements, a regulatory agency may:

·	issue warning letters or untitled letters;

·	seek an injunction or impose civil or criminal penalties or monetary fines;

·	suspend or withdraw regulatory approval;

·	suspend any ongoing clinical studies;

·	refuse to approve pending applications or supplements to applications filed by us;

·	suspend or impose restrictions on operations, including costly new manufacturing requirements; or

·	seize or detain products, refuse to permit the import or export of products, or require us to initiate a product recall.

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

The commercial success of our product candidates for which we obtain marketing approval from the U.S. FDA or other regulatory authorities will depend upon the acceptance of these products by the medical community, including physicians, patients and health care payors. The degree of market acceptance of our approved products will depend on a number of factors, including:

·	demonstration of clinical safety and efficacy compared to other products;

·	the relative convenience, ease of administration and acceptance by physicians and payors of our product candidates;

·	the prevalence and severity of any adverse effects;

·	limitations or warnings contained in a product’s U.S. FDA-approved labeling;

·	availability of alternative treatments;

·	pricing and cost-effectiveness;

·	the effectiveness of our or any future collaborators’ sales and marketing strategies;

·	our ability to obtain and maintain sufficient third-party coverage or reimbursement from government health care programs, including Medicare and Medicaid; and

·	the willingness of patients to pay out-of-pocket in the absence of third-party coverage.

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

The use of product candidates in clinical studies and the sale of any products for which we obtain marketing approval expose us to the risk of product liability claims. Product liability claims might be brought against us by consumers, health care providers, pharmaceutical companies or others selling or otherwise coming into contact with our products. If we cannot successfully defend ourselves against product liability claims, we could incur substantial liabilities. In addition, regardless of merit or eventual outcome, product liability claims may result in:

·	impairment of our business reputation;

·	withdrawal of clinical study participants;

·	costs of related litigation;

·	distraction of management’s attention from our primary business;

·	substantial monetary awards to patients or other claimants;

·	the inability to commercialize product candidates; and

·	decreased demand for product candidates, if approved for commercial sale.

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

We are highly dependent on Mr. Craig Thompson, our Chief Executive Officer, Dr. William R. Shanahan, our Chief Medical Officer, Dr. Renee Martin, our Senior Vice President, Medical Sciences, and the other principal members of our executive team. The loss of the services of any of these persons might impede the achievement of our research, development and commercialization objectives.  Recruiting and retaining qualified scientific personnel and possibly sales and marketing personnel will also be critical to our success.  We may not be able to attract and retain these personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific personnel from universities and research institutions. Failure to succeed in clinical studies may make it more challenging to recruit and retain qualified scientific personnel. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us.

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

Our common stock is currently listed on The NASDAQ Global Market (“NASDAQ”). NASDAQ has minimum requirements that a company must meet to remain listed on NASDAQ. These requirements include maintaining a minimum closing bid price of $1.00 per share under Listing Rule 5450(a)(1) and maintaining stockholders’ equity at above $10 million or market value at above $50 million, pursuant to Nasdaq Listing Rules 5450(a) and 5450(b), respectively.  On May 15, 2017, we received a letter from NASDAQ informing us that our most recent Form 10-Q for the period ended March 31, 2017 reported stockholders’ equity fell below the minimum of $10 million for continued inclusion under Listing Rule 5450(b)(1)(A).  We submitted a compliance plan to NASDAQ on June 28, 2017.  Based on our submission, NASDAQ has determined to grant Anthera an extension until November 13, 2017 to regain compliance with Listing Rule Listing Rules 5450 (b)(1)(A).

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

If our common stock is not listed on NASDAQ or another national exchange, the trading price of our common stock is below $5.00 per share and we have net tangible assets of $6.0 million or less, the open-market trading of our common stock will be subject to the “penny stock” rules promulgated under the Securities Exchange Act of 1934, as amended. If our shares become subject to the “penny stock” rules, broker-dealers may find it difficult to effectuate customer transactions and trading activity in our securities may be adversely affected. Under these rules, broker-dealers who recommend such securities to persons other than institutional accredited investors must:

·	make a special written suitability determination for the purchaser;

·	receive the purchaser’s written agreement to the transaction prior to sale;

·
provide the purchaser with risk disclosure documents which identify certain risks associated with investing in “penny stocks” and which describe the market for these “penny stocks” as well as a purchaser’s legal remedies; and

·
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

The market price for our common stock has been and is likely to continue to be volatile. In addition, the market price of our common stock may fluctuate significantly in response to a number of factors, most of which we cannot predict or control, including:

·	plans for, progress in and results from clinical studies for our product candidates;

·	announcements of new products, services or technologies, commercial relationships, acquisitions or other events by us or our competitors;

·	developments concerning proprietary rights, including those pertaining to patents patent applications held by our licensors;

·	failure of any of our product candidates, if approved, to achieve commercial success;

·	fluctuations in stock market prices and trading volumes of securities of similar companies;

·	general market conditions and overall fluctuations in U.S. equity markets;

·	variations in our operating results, or the operating results of our competitors;

·	changes in our financial guidance or securities analysts’ estimates of our financial performance;

·	changes in accounting principles;

·	sales of large blocks of our common stock, including sales by our executive officers, directors and significant stockholders;

·	publication of research reports about us or our industry or positive or negative recommendations or withdrawal of research coverage by securities analysts;

·	additions or departures of any of our key personnel;

·	announcements related to litigation;

·	changing legal or regulatory developments in the United States and other countries;

·	delisting from the NASDAQ Global Market; and

·	discussion of us or our stock price by the financial press and in online investor communities.

Although our common stock is listed for trading on the NASDAQ Global Market, our securities have been relatively thinly traded. Investor trading patterns could serve to exacerbate the volatility of the price of the stock. Accordingly, it may be difficult to sell shares of common stock quickly without significantly depressing the value of the stock. Unless we are successful in developing continued investor interest in our stock, sales of our stock could result in major fluctuations in the price of the stock. In addition, the stock market in general, and The NASDAQ Global Market in particular have experienced substantial price and volume volatility that is often seemingly unrelated to the   operating performance of particular companies. These broad market fluctuations may cause the trading price of our common stock to decline. In the past, securities class action litigation has often been brought against a company after a period of volatility in the market price of its common stock. Securities litigation against us, including as discussed elsewhere in this form 10-Q, could result in substantial expenses and the diversion of our management’s attention and resources and could harm our business, operating results and financial condition.

Future sales of our common stock may cause our stock price to decline.

As of June 30, 2017, there were 10,601,422 shares of our common stock outstanding. On March 17, 2017, we entered into an underwriting agreement with H.C. Wainwright, pursuant to which we sold 3,750,000 million shares of common stock and warrants to purchase an aggregate of 7,500,014 shares of our common stock.  In addition, as of June 30, 2017, we had outstanding options and warrants to purchase 9,018,576 shares of our common stock that, if exercised, will result in these additional shares becoming available for sale.  A large portion of these shares and outstanding equity awards are held by a small number of persons and investment funds. Sales by these stockholders or option holders of a substantial number of shares could significantly reduce the market price of our common stock. Moreover, certain holders of shares of common stock will have rights, subject to some conditions, to require us to file registration statements covering the shares they currently hold, or to include these shares in registration statements that we may file for ourselves or other stockholders.

We have registered or will register all common stock that we may issue under our 2013 Stock Option and Incentive Plan (the “2013 Plan”), our Amended and Restated 2010 Stock Option and Incentive Plan (the “2010 Plan”) and our Employee Stock Purchase Plan (the “ESPP”). As of June 30, 2017, an aggregate of 64,841 shares of our common stock have been reserved for future issuance under the 2013 Plan, plus any shares cancelled under our 2005 Equity Incentive Plan and 2010 Plan, and an aggregate of 449 shares of common stock have been reserved for future issuance under our ESPP. These shares can be freely sold in the public market upon issuance. If a large number of these shares are sold in the public market, the sales could reduce the trading price of our common stock.

In addition, we may sell shares of stock pursuant to the 2017 Purchase Agreement executed in June 2017 under which we have the right, but not obligation, to sell up to an aggregate of $10.0 million in shares of our common stock and issue up to 181,807 in shares of our common stock as commitment fee to LPC.  There is $9.4 million available for future issuance pursuant to the equity purchase agreement as of June 30, 2017.  The 2017 Purchase Agreement will expire on December 19, 2019.

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

Provisions in our amended and restated certificate of incorporation and amended and restated bylaws may delay or prevent an acquisition of us or a change in our management. These provisions include:

·	a classified and staggered board of directors whose members can only be dismissed for cause;

·	the prohibition on actions by written consent of our stockholders;

·	the limitation on who may call a special meeting of stockholders;

·	the establishment of advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon at stockholder meetings;

·	the ability of our board of directors to issue preferred stock without stockholder approval, which would increase the number of outstanding shares and could thwart a takeover attempt; and

·	the requirement of at least 75% of the outstanding common stock to amend any of the foregoing provisions.

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

We hold license rights to numerous U.S., European (“EP”), and non-EP foreign patents and patent applications relating to blisibimod and Sollpura. Our Sollpura portfolio is made up of exclusively licensed patents and patent applications from Eli Lilly.  Our blisibimod portfolio is made up of exclusively and non-exclusively licensed patents and patent applications from Amgen, Inc., as well as U.S. and Patent Cooperation Treaty (“PCT”) patent applications owned by us.

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

The degree of future protection for our proprietary rights is uncertain, and we cannot ensure that:

·	we or our licensors were the first to make the inventions covered by each of our pending patent applications;

·	we or our licensors were the first to file patent applications for these inventions;

·	others will not independently develop similar or alternative technologies or duplicate any of our technologies;

·	any of our or our licensors’ pending patent applications will result in issued patents;

·	any of our or our licensors’ patents will be valid or enforceable;

·
any patents issued to us or our licensors and collaborators will provide a basis for commercially viable products, will provide us with any competitive advantages or will not be challenged by third parties;

·	we will develop additional proprietary technologies or product candidates that are patentable; or

·	the patents of others will not have an adverse effect on our business.

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

The Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Amendments, provides for an extension of patent term for drug compounds for a period of up to five years to compensate for time spent in clinical testing and the regulatory approval process. If the USPTO grants a five-year patent term extension for liprotamase and for blisibimod, and if we continue to have rights under our license agreements with respect to both, our exclusive rights to one of liprotamase’s U.S. composition of matter patents could extend until 2030 or 2033. and our exclusive rights to one of blisibimod’s U.S. composition of matter patents could extend until 2027 or 2028. In Europe, similar legislative enactments allow patent terms in the European Union to be extended for up to five years through the grant of a Supplementary Protection Certificate. If each European country where we seek such extension grants a five-year extension for liprotamase and for blisibimod, and if we continue to have rights under our license agreements with respect to both, our exclusive rights to liprotamase’s European composition of matter patents could extend until 2026 or 2030, and our exclusive rights to blisibimod’s European composition of matter patents could extend until 2027 in those European countries.

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

ITEM 6. EXHIBITS

The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this report.

Number	Description

3.1	Fifth Amended and Restated Certificate of Incorporation, as amended (filed as Exhibit 3.1 to the registrant’s 10-Q filed with the SEC on May 10, 2017 and incorporated herein by reference).

3.2	Amended and Restated Bylaws, as amended on May 21, 2015 (filed as Exhibit 3.4 to the registrant’s Form 10-Q filed with the SEC on August 10, 2015 and incorporated herein by reference).

4.1	Form of Tranche 1 Warrant (filed as Exhibit 4.1 to the registrant’s Form 8-K filed with the SEC on March 16, 2017 and incorporated herein by reference).

4.2	Form of Tranche 2 Warrant (filed as Exhibit 4.2 to the registrant’s Form 8-K filed with the SEC on March 16, 2017 and incorporated herein by reference).

10.1
Purchase Agreement between the Company and Lincoln Park Capital Fund, LLC, dated as of June 19, 2017 (filed as Exhibit 1.1 to the registrant’s Form 8-K filed with the SEC on June 19, 2017 and incorporated herein by reference).

10.2*	Sublease Agreement by and between the Company and NewRT, dated as of July 20, 2017.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

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

ANTHERA PHARMACEUTICALS, INC.

August 9, 2017	By:	/s/ J. Craig Thompson
J. Craig Thompson
Chief Executive Officer (Principal Executive Officer)

August 9, 2017	By:	/s/ May Liu
May Liu
Senior Vice President, Finance and Administration
(Principal Accounting Officer)