Form 10-Q/A
period 2017-03-31
Anthera Pharmaceuticals Inc
filed 2017-09-22
CIK 1316175

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

EXPLANATORY NOTE

Anthera Pharmaceuticals, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment No.1”) to its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017, originally filed with the Securities and Exchange Commission (the "SEC") on May 10, 2017 (the “Original Form 10-Q”), to remove the Management’s Report on Internal Control over Financial Reporting language included Part I, Item 4 of the Original Form 10-Q.  Due to an administrative error, this language was inadvertently included from Item 308 of Regulation S-K, which is not required disclosure on a Quarterly Report on Form 10-Q.  Item 4 should have read as follows:

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

Except as described above, no other changes have been made to the Original Form 10-Q. Except as otherwise indicated herein, this Amendment No.1 continues to speak as of the date of the Original Form 10-Q, and the Company has not updated the disclosures contained therein to reflect any events that occurred subsequent to the date of the Original Form 10-Q. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Form 10-Q and the Company’s filings made with the SEC subsequent to the filing of the Original Form 10-Q. The filing of this Amendment No. 1 is not an admission that the Original Form 10-Q, when filed, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANTHERA PHARMACEUTICALS, INC.

September 22, 2017	By:	/s/ J. Craig Thompson
J. Craig Thompson
Chief Executive Officer (Principal Executive Officer)

September 22, 2017	By:	/s/ May Liu
May Liu
Senior Vice President, Finance and Administration
(Principal Accounting Officer)