Form 10-Q
period 2017-09-30
Anthera Pharmaceuticals Inc
filed 2017-11-08
CIK 1316175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934P

For the transition period from                  to

Commission file number:  001-34637

ANTHERA PHARMACEUTICALS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-1852016
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

25801 Industrial Boulevard, Suite B
Hayward, California	94545
(Address of Principal Executive Offices)	(Zip Code)

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

As of October 31, 2017, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 13,849,678.

ANTHERA PHARMACEUTICALS, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2017

INDEX

Page
Part I — Financial Information
Item 1. Financial Statements (Unaudited)	3
Condensed Consolidated Balance Sheets as of September 30, 2017 (Unaudited) and December 31, 2016	3
Condensed Consolidated Statements of Operations for the Three Months and Nine Months Ended September 30, 2017 and 2016 (Unaudited)	4
Condensed Consolidated Statement of Series X Convertible Preferred Stock and Stockholders’ Equity for the Nine Months Ended September 30, 2017 (Unaudited)	5
Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2017 and 2016 (Unaudited)	6
Notes to Condensed Consolidated Financial Statements (Unaudited)	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3. Quantitative and Qualitative Disclosures About Market Risk	25
Item 4. Controls and Procedures	25

Part II — Other Information
Item 1. Legal Proceedings	26
Item 1A. Risk Factors	27
Item 6. Exhibits	44
Signatures	45

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ANTHERA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

ASSETS	September 30, 2017	December 31, 2016
		(1)
Current assets:
Cash and cash equivalents	$6,076	$20,843
Prepaid expenses and other current assets	1,771	1,865
Total current assets	7,847	22,708
Property and equipment — net	521	763
TOTAL	$8,368	$23,471

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,009	$4,782
Accrued clinical expenses	2,105	3,884
Accrued liabilities	111	113
Accrued payroll and related costs	750	1,845
Total current liabilities	3,975	10,624
Warrant liability	4,050	—
Total liabilities	8,025	10,624
Commitments and Contingencies (Note 7)

Contingently Redeemable Series X Convertible Preferred Stock, $0.001 par value, 0 and 487 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	—	377

Stockholders’ equity (2):
Series X Convertible Preferred Stock, $0.001 par value, 5,000,000 shares authorized; 430 and 9,012 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	333	8,614
Common stock, $0.001 par value, 100,000,000 shares authorized; 11,446,920 and 5,745,536 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	12	6
Additional paid-in capital	424,753	411,404
Accumulated deficit	(424,755)	(407,554)
Total stockholders’ equity	343	12,470
TOTAL	$8,368	$23,471

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

(1)	Derived from audited Financial Statements.

ANTHERA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
REVENUES:
License fee	$—	$—	$—	$139
Collaborative revenue	—	—	—	6
Total revenues	—	—	—	145
OPERATING EXPENSES:
Research and development	$6,104	$14,096	$20,939	$35,686
General and administrative	1,810	2,504	6,338	7,318
Research award	—	—	(100)	(261)
Total operating expenses	7,914	16,600	27,177	42,743
LOSS FROM OPERATIONS	(7,914)	(16,600)	(27,177)	(42,598)
OTHER INCOME (EXPENSE):
Other (expense)	(43)	(47)	(74)	(109)
Fair value of warrant liability in excess of proceeds from financing	—	—	(600)	—
Change in fair value of warrant liability	1,650	169	10,650	169
Total other income	1,607	122	9,976	60
NET LOSS	$(6,307)	$(16,478)	$(17,201)	$(42,538)
Deemed dividends attributable to preferred stock	—	(8,807)	(2,503)	(8,807)
Net loss applicable to common stockholders	$(6,307)	$(25,285)	$(19,704)	$(51,345)
Net loss per share applicable to common stockholders —basic and diluted (1)	$(0.58)	$(4.85)	$(2.12)	$(10.04)
Weighted-average number of shares used in per share calculation—basic and diluted (1)	10,947,338	5,210,334	9,296,890	5,115,560

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

(1)
All per share amounts and shares of the Company’s common stock issued and outstanding for all periods have been retroactively adjusted to reflect the one-for-eight reverse stock split which became effective April 28, 2017.

 ANTHERA PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENT OF SERIES X CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
(in thousands except share and per share amounts)
(unaudited)

	Contingently Redeemable Series X Convertible Preferred Stock		Series X Convertible Preferred Stock		Common Stock (1)
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2016	487	$377	9,012	$8,614	5,745,536	$6	$411,404	$(407,554)	$12,470
Issuance of common stock pursuant to exercise of stock options and employee stock purchase plan	-	-	-	-	39,386	-	80	-	80
Share based compensation related to equity awards	-	-	-	-	-	-	2,923	-	2,923
Issuance of common stock and warrants for cash at $4.00 per share, net of warrant liability of $14,700	-	-	-	-	3,750,000	-	-	-	-
Issuance of common stock pursuant to an equity purchase agreement, net of issuance cost of $316	-	-	-	-	1,336,320	1	1,693	-	1,694
Reclassification of contingently redeemable Series X convertible preferred stock	(487)	(377)	487	377	-	-	-	-	377
Conversion of Series X convertible preferred stock into common stock	-	-	(9,069)	(11,161)	575,678	5	11,156	-	-
Deemed dividend attributable to Series X convertible preferred stock	-	-	-	2,503	-	-	(2,503)	-	-
Net loss	-	-	-	-	-	-	-	(17,201)	(17,201)
Balance at September 30, 2017	-	$-	430	$333	11,446,920	$12	$424,753	$(424,755)	$343

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

ANTHERA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2017	2016
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(17,201)	$(42,538)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	246	241
Stock-based compensation expense	2,923	3,943
Fair value of warrant liability in excess of proceeds from financing	600	—
Change in fair value of warrant liability	(10,650)	(169)
Changes in assets and liabilities:
Accounts receivable	—	326
Prepaid expenses and other assets	93	(358)
Accounts payable	(3,773)	(1,868)
Accrued clinical expenses	(1,782)	3,184
Accrued liabilities	(1)	419
Accrued payroll and related costs	(1,095)	267
Deferred revenue	—	(138)
Net cash used in operating activities	(30,640)	(36,691)
INVESTING ACTIVITIES:
Property and equipment purchases	—	(952)
Net cash used in investing activities	—	(952)
FINANCING ACTIVITIES:
Net proceeds from issuance of common stock and warrants pursuant to equity offering	14,099	6,037
Proceeds from issuance of preferred stock, warrants and options, net of offering cost	—	16,920
Net proceeds from issuance of common stock pursuant to equity purchase agreement	1,694	—
Net proceeds from issuance of common stock pursuant to exercise of stock options and employee stock purchase plan	80	305
Net cash provided by financing activities	15,873	23,262
NET DECREASE IN CASH AND CASH EQUIVALENTS	(14,767)	(14,381)
CASH AND CASH EQUIVALENTS — Beginning of period	20,843	46,951
CASH AND CASH EQUIVALENTS — End of period	$6,076	$32,570

SUPPLEMENTAL CASH DISCLOSURES OF CASH FLOW INFORMATION
Non-cash financing activities:
Fair value of warrants issued in connection with registered direct offering	$14,700	$3,678
Issuance of common stock as a commitment fee pursuant to an equity purchase agreement	$316	$87

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

On October 23, 2017, the Company entered into a definitive agreement with certain accredited investors in connection with a private placement of equity securities, (the “Private Placement”) for potentially $15 million in gross proceeds. The Private Placement is structured with two closings. The first closing occurred on October 27, 2017 and resulted in gross proceeds of approximately $2.9million.  The second closing, contingent upon the requisite shareholder approval pursuant to Nasdaq Rule 5635(d), is expected to result in gross proceeds of approximately  $12.1 million. The Company plans to obtain such shareholder approval in the first quarter of 2018.  See Footnote 10 for further details.

To fully execute its business plan, the Company will need to complete certain research and development activities and clinical studies. Further, the Company’s product candidates will require regulatory approval prior to commercialization. These activities may span many years and will require substantial capital to complete and may ultimately be unsuccessful. Any delays in completing these activities could adversely impact the Company. The Company will need substantial additional financing to continue development of its product candidates, obtain regulatory approvals, and prepare for commercial readiness if the clinical trials are successful; such financing may not be available on terms favorable to the Company, if at all, which raises substantial doubt about the Company’s ability to continue as a going concern as of the date of this report and that is not alleviated after consideration management’s plans to mitigate such concerns. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. If adequate funds are not available, the Company may be required to delay, reduce the scope of, or eliminate one or more of its clinical trials. The Company plans to meet its capital requirements primarily through issuances of equity securities, future partnerships, debt financing, and in the longer term, revenue from product sales. Failure to generate revenue or raise additional capital would adversely affect the Company’s ability to achieve its intended business objectives.

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for Quarterly Reports on Form 10-Q and do not contain all the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. The accompanying unaudited Condensed Consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 16, 2017.  In the opinion of management, the accompanying unaudited Condensed Consolidated financial statements reflect all adjustments, which include only normal recurring adjustments necessary to present fairly the Company’s interim consolidated financial information. The results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017 or for any other period. The consolidated balance sheet as of December 31, 2016 has been derived from the audited financial statements as of that date but it does not include all the information and notes required by U.S. GAAP.

On April 28, 2017, the Company implemented a one-for-eight reverse split of its outstanding common stock resulting in a reduction of its total common stock issued and outstanding from 80,609,310 shares to 10,076,164 shares.  The Reverse Stock Split affected all stockholders of the Company’s common stock equally. The par value of the Company’s common stock and preferred stock remains unchanged at $0.001 per share and the number of authorized shares of common stock and preferred stock remained unchanged at 100,000,000 and 5,000,000, respectively, after giving effect to the Reverse Stock Split. All references to shares of common stock, stock options, warrants to purchase common stock, the conversion rate of preferred stock and outstanding per share data for all periods presented in the accompanying financial statements and notes thereto have been adjusted to reflect the Reverse Stock Split on a retroactive basis and all share information is rounded down to the nearest whole share after reflecting the reverse split, except where described otherwise.

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

ASU No. 2016-09 addressed the presentation of employee taxes paid on the statement of cash flows. The Company is now required to present the cost of shares withheld from the employee to satisfy the employees’ income tax liability as a financing activity on the statement of cash flows rather than as an operating cash flow. This change is applied on a retrospective basis, as required, but did not impact the statement of cash flows for the nine months ended September 30, 2017.

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

4. NET LOSS PER SHARE

Basic net loss attributable to common stockholders per share is computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period. Shares issued during the period and shares reacquired during the period are weighted for the portion of the period that they were outstanding. The computation of diluted Earnings Per Share, or EPS, is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. For the three and nine months ended September 30, 2016, diluted EPS is identical to basic EPS since common equivalent shares are excluded from the calculation, as their effect is anti-dilutive.  For the three and nine months ended September 30, 2017, diluted EPS is identical to basic EPS due to all of the Company’s outstanding warrants and stock options having exercise prices higher than the Company’s average stock price during the period.  The effect of preferred shares is excluded during periods with a net loss as their effect is anti-dilutive.

The following table summarizes the Company’s calculation of net loss per common share (in thousands except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net loss per share
Numerator
Net loss	$(6,307)	$(16,478)	$(17,201)	$(42,538)
Deemed dividend attributable to preferred stock	—	(8,807)	(2,503)	(8,807)
Net loss applicable to common stockholders	$(6,307)	$(25,285)	$(19,704)	$(51,345)
Denominator
Weighted average common shares outstanding	10,947,338	5,210,334	9,296,890	5,115,560
Basic and diluted net loss per share	$(0.58)	$(4.85)	$(2.12)	$(10.04)

The following outstanding options, warrants, and Series X convertible preferred stock that are potentially dilutive securities were excluded from the computation of diluted net loss per share, as the effect of including them would have been antidilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Options to purchase common stock	1,240,974	721,252	995,274	654,567
Warrants to purchase common stock	7,774,815	57,805	5,796,789	22,810
Series X convertible preferred stock	27,295	299,755	91,496	98,800
Total	9,043,084	1,078,812	6,883,559	776,177

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

The following tables present the Company’s fair value hierarchy for all its financial assets and liabilities (including those in cash and cash equivalents), in thousands, by major security type measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017
	Estimated Fair Value	Level 1	Level 2	Level 3

Warrant Liability	$4,050	$—	$—	$4,050

	December 31, 2016
	Estimated Fair Value	Level 1	Level 2	Level 3
Money market funds	$19,416	$19,416	$—	$—

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

The following table summarizes the changes in the Company’s Level 3 warrant liability (in thousands):

September 30, 2017
Beginning balance	$-
Addition to fair value of warrant liability during the three months ended March 31, 2017	14,700
Decrease in fair value of warrant liability from April 1 to September 30, 2017	(10,650)
Ending balance	$4,050

 There were no transfers between Level 1, Level 2 or Level 3 for the nine months ended September 30, 2017 and year ended December 31, 2016.

6. WARRANT LIABILITY

Pursuant to an underwriting agreement entered into in March 2017, the Company issued warrants to purchase 30,000,000 shares of common stock at an initial exercise price of $0.55 per share (“Tranche 1 Warrants”) and warrants to purchase 30,000,000 shares of common stock at an initial exercise price of $0.50 per share (“Tranche 2 Warrants”) to certain investors. On April 28, 2017, the Company implemented a one-for-eight reverse split of its outstanding common stock.   The Reverse Stock Split did not change the number of authorized shares of common stock, which remained at 100,000,000, but did increase the number of authorized but unissued shares of common stock, resulting in sufficient authorized shares of common stock to settle the warrants.  After giving effect to the Reverse Stock Split, the number of shares issuable upon exercise and the exercise price of the Tranche 1 Warrants were 3,750,007 and $4.40, respectively, and the number of shares issuable upon exercise and the exercise price of the Tranche 2 Warrants were 3,750,007 and $4.00, respectively.  The Tranche 1 Warrants will expire on April 28, 2022 and the Tranche 2 Warrants expired on October 28, 2017.

The exercise price of the Tranche 1 and Tranche 2 warrants are subject to adjustment in the event of a stock combination, reverse split, or similar transaction involving common stock (each, a “Stock Combination Event”) if the average volume weighted average price (“VWAP") of the common stock for the five lowest trading days during the 15 consecutive trading day period ending and including the trading day immediately preceding the 16th trading day after such Stock Combination Event is less than the exercise price of the warrant.  In such an event, the exercise price of the warrants is adjusted to the average VWAP.  As a result of the Reverse Stock Split, the exercise price for the Tranche 1 and Tranche 2 Warrants were each adjusted to $1.8918.

The Company accounted for the warrants under ASC Topic 815, Derivatives and Hedging (“ASC 815”).  The Company determined that, on the date of issuance, the warrants were not considered indexed to its own stock because the underlying instruments were not “fixed-for-fixed” due to the price protection and therefore, the warrants should be accounted for as derivatives. The warrants also permitted the holder to require the Company to settle the warrants for cash in the event of a fundamental transaction, including a sale of the business.  At the end of each reporting period, the changes in fair value during the period are recorded as a component of non-operating income (expense) in the consolidated statement of operations.  The initial fair value of the liability associated with these warrants was $14.7 million.  As of September 30, 2017, the fair value of the liability associated with these warrants was $4.1 million.  The decrease in fair value of the warrant liability was recorded as non-operating income during the nine months ended September 30, 2017.

The Company estimated the fair value of the warrants using the Monte Carlo simulation model, which combines expected cash outflows with market-based assumptions regarding risk-adjusted yields, stock price volatility, and the probability of future equity events.  Inputs used in the valuation of each tranche on issuance date and September 30, 2017 were as follows:

Issuance Date	Tranche 1	Tranche 2
Common stock price	$3.44	$3.44
Exercise price	$4.40	$4.00
Expected Volatility	112.5%	112.5%
Dividend Yield	0%	0%
Risk-Free Interest Rate	2.03%	2.03%
Expected Term (years)	5.0	0.5

September 30, 2017	Tranche 1	Tranche 2
Common stock price	$1.44	$1.44
Exercise price	$1.89	$1.89
Expected Volatility	93.7%	93.7%
Dividend Yield	0%	0%
Risk-Free Interest Rate	1.86%	1.86%
Expected Term (years)	4.6	0.1

For the fair value determination, the Company computed the historical volatility based on daily pricing observations for a period that corresponds to the expected term of the warrants. The expected term for both valuation dates are based on the remaining contractual term of the warrants. The risk-free interest rates are the U.S. Treasury bond rate as of the valuation dates.

The fair value of these warrants also incorporated the Company’s assumptions about future equity issuances and their impact to the price protection feature.  For the Tranche 1 warrants the valuation factored in one potential reverse split subsequent to the reverse-split on April 28, 2017 and prior to the expiration of the 5-year term. No reverse split was factored in with respect to valuation of the Tranche 2 warrants as they became expired on October 28, 2017.

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

On July 11, 2014, the Company and Eli Lilly and Company (“Eli Lilly”) entered into a worldwide, exclusive license agreement (the “Lilly Agreement”), to develop and commercialize Sollpura, a Phase 3 novel investigational Pancreatic Enzyme Replacement Therapy (“PERT”), for the treatment of patients with Exocrine Pancreatic Insufficiency, or EPI, often seen in patients with cystic fibrosis and other conditions. Under the terms of the Lilly Agreement, the Company was not required to make any up-front payment but is obligated to make milestone payments of up to up to $33.5 million for capsule products and $9.5 million for reformulated products upon the achievement of certain regulatory and commercial sales milestones, none of which have been achieved as of September 30, 2017.  In addition, after sales of the licensed products exceed an aggregate of $100.0 million in the United States, the Company is obligated to pay tiered royalties on future net sales of products, ranging from the single digits to the mid-teens, that are developed and approved as defined in the Lilly Agreement. The Company’s royalty obligations as to a particular licensed product will be payable, on a licensed product-by-licensed product basis, for the longer of (a) the date of expiration of the last to expire valid claim within the licensed patents that covers the manufacture, use or sale, offer to sell, or import of such licensed product by the Company or a sublicense in such country, or (b) 12 years after the first commercial sale of the applicable licensed product in the applicable country.

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

8. STOCKHOLDERS’ EQUITY

Preferred Stock

The Company has authorized 5,000,000 shares of $0.001 par value preferred stock.  The Company’s Board of Directors is authorized to designate the terms and conditions of any preferred stock issued by the Company without further action by the common stockholders. The Company designated 17,000 shares of its authorized and unissued preferred stock as Series X convertible preferred stock and filed an Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series X Convertible Preferred Stock with the Delaware Secretary of State. As of September 30, 2017, there were 430 shares of Series X Convertible Preferred Stock issued, outstanding and convertible into 27,296 shares of common stock.

In September 2016, the Company entered into a subscription agreement with certain institutional investors pursuant to which it sold 17,000 Series X units for a purchase price of $1,000 per unit in a registered direct offering (the “Subscription Agreement”). Each unit consists of one share of Series X Convertible Preferred Stock and a warrant to purchase 15.87 shares of common stock. The conversion price for the Series X Convertible Preferred Stock became fixed on November 16, 2016 at $15.7536 per share, which represented the VWAP of the Company’s common stock over the five full trading days following the date of the Company’s initial public announcement of topline and/or efficacy data from the CHABLIS-SC1 study on November 10, 2016. The registered direct offering resulted in gross proceeds of $17.0 million. The holders of Series X Convertible Preferred Stock do not have any voting rights nor the right to elect any members to the board of directors. The Series X Convertible Preferred Stock has a contingent redemption clause. The Company is not required to issue any shares of common stock upon conversion of any shares of Series X Convertible Preferred Stock to the extent that (i) the aggregate issuance of common stock will be greater than 1,048,229 shares or 19.99% of the total outstanding shares of the Company (the “Threshold Amount”) and (ii) the conversion has not been approved by the Company’s stockholders in accordance with the stockholder approval requirements of Nasdaq Marketplace Rule 5635(d) (a “Blocked Conversion”). On April 27, 2017, the shareholders approved a proposal to allow holders of Series X Convertible Preferred Stock to convert their shares of Series X Convertible Preferred Stock that converted into common stock in excess of the Threshold Amount which was 30,890 shares of common stock or 487 shares of Series X Convertible Preferred Stock. As a result, the Series X Preferred shares are no longer redeemable by the holder and the shares were reclassified from temporary to permanent equity in the statement of stockholders’ equity. As of September 30, 2017, 16,570 shares of Series X Convertible Preferred Stock have been converted into a total of 1,051,823 shares of common stock.  The conversion is reflected as a reduction in Series X Convertible Preferred Stock.  An aggregate of $13.4 million discount has been recognized as a deemed dividend in connection with the conversion of Series X Convertible Preferred stock as of September 30, 2017 and no warrants had been exercised.

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

On April 27, 2016, the Company registered $14.4 million under the registration statement (File No. 333-210166) for the equity purchase agreement with LPC (the “2015 Purchase Agreement”).  On March 12, 2017, upon the expiration of the 2015 Purchase Agreement, $13.4 million of unused amount became available under the registration statement.  On June 19, 2017, the Company entered into a new equity purchase agreement with LPC, the 2017 Purchase Agreement, and registered $10.3 million under the registration statement (File No. 333-210166).  Pursuant to the 2017 Purchase Agreement, the Company has the right, but not the obligation, to sell up to an aggregate of $10.0 million in shares of common stock and issue up to 181,708 shares of common stock as a commitment fee to LPC over a period of thirty months. Upon executing the 2017 Purchase Agreement, LPC made an initial purchase of 291,036 shares of common stock for gross proceeds of $0.5 million.  As of September 30, 2017, the Company has sold 1,204,411 shares of common stock for an aggregate cash proceeds of $1.8 million pursuant to the 2017 Purchase Agreement and issued 131,909 shares of common stock to LPC as commitment fee, leaving a balance of $8.2 million available for future issuance pursuant to the 2017 Purchase Agreement.  The 2017 Purchase Agreement will expire on December 19, 2019.

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

As of September 30, 2017, there was a balance of $14.4 million available for future issuance under the registration statement (File No. 333-210166).

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

At September 30, 2017, the Company had reserved the following shares for future issuance:

Convertible Series X preferred stock	27,296
Common stock options outstanding	1,179,986
Common stock warrants outstanding	7,774,815
Common stock options available for future grant under stock option plan	128,616
Common stock available for future grant under ESPP plan	449
Total	9,111,162

Warrants

In connection with a venture debt executed in March 2011, the Company issued a seven-year warrant to the lender for the purchase of 5,022 shares of the Company’s common stock at an exercise price of $384.00 per share. The warrant was immediately exercisable and expires in March 2018.  As of September 30, 2017, the warrants remained outstanding and exercisable.  These warrants are classified in permanent equity on the Company’s consolidated Balance Sheet.

In connection with the issuance of Series X convertible preferred stock in September 2016, the Company issued warrants to certain institutional investors to purchase shares of the Company’s common stock. On November 16, 2016, the exercise price and number of shares of common stock underlying the warrants became fixed at $18.90 and 269,779, respectively. The warrants are exercisable at any time and from time to time after March 13, 2017, and will expire on September 13, 2019.  As of September 30, 2017, the warrants remained outstanding.  These warrants are classified in permanent equity on the Company’s consolidated Balance Sheet.

Pursuant to the underwriting agreement for the sale of common stock and warrants in March 2017, the Company issued 30,000,000 warrants (“Tranche 1 Warrants”) at an initial exercise price of $0.55 per share and 30,000,000 (“Tranche 2 Warrants”) at an initial exercise price of $0.50 per share to the investors to purchase shares of the Company’s common stock.  The Company did not have sufficient authorized but unissued common stock to issue the warrants at the time the underwriting agreement was executed.  On April 28, 2017, with shareholders’ approval, the Company effectuated a one-for-eight reverse split of its outstanding common stock.   Subsequent to the Reverse Stock Split, the Tranche 1 Warrant shares and exercise prices were adjusted to 3,750,007 and $4.40, respectively, and the Tranche 2 Warrants shares and exercise price were adjusted to 3,750,007 and $4.00, respectively.  Effective as of May 22, 2017, the Tranche 1 and Tranche 2 Warrants’ exercise price were further adjusted to $1.8918 pursuant to Section 2(c) of the warrant agreements, which was the average VWAP of the five (5) lowest trading days during the fifteen (15) consecutive trading days following the April 28, 2018 reverse stock split.  The Tranche 1 Warrants will expire on April 28, 2022.   The Tranche 2 Warrants expired on October 28, 2017.  These warrants are classified as liabilities on the Company’s consolidated Balance Sheet until the warrants are exercised or expired.

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

The terms of awards granted during the three and nine months ended September 30, 2017 and the method for determining the grant date fair value of the awards were consistent with those described in the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

The following table summarizes stock option activity for the nine months ended September 30, 2017 (in thousands except share and per share information):

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Balance at December 31, 2016	749,517	$29.82	8.19	$—
Granted	697,265	$1.69
Exercised	—	—
Cancelled and expired	(34,315)	$31.23
Forfeited	(232,481)	$34.05
Balance at September 30, 2017	1,179,986	$12.33	8.65	$—
Exercisable at September 30, 2017	382,449	$22.51	7.17	$—

The intrinsic value of stock options represents the difference between the exercise price of stock options and the market price of our stock on that day for all in-the-money options. As of September 30, 2017, there was $4.43 million of total unrecognized compensation expense related to stock options and is expected to be amortized on a straight-line basis over a weighted-average remaining period of 2.21 years.

The assumptions used in the Black-Scholes option-pricing model to value stock options are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Expected Volatility	109%	97%	134%	98%
Dividend Yield	0%	0%	0%	0%
Risk-Free Interest Rate	2.02%	1.23%	1.89%	1.45%
Expected Term (years)	6.87	6.02	6.07	5.93
Weighted-average fair value per option	$1.31	$19.58	$1.52	$21.62

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

The assumptions used in the Black-Scholes option-pricing model to value the employee stock purchase rights are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Expected Volatility	107%	99%	157%	94%
Dividend Yield	0%	0%	0%	0%
Risk-Free Interest Rate	0.88%	0.40%	0.58%	0.33%
Expected Term (years)	0.50	0.50	0.50	0.50

Stock-Based Compensation Expense

Total stock-based compensation expense, including expense recorded for the ESPP, was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Research and development	$261	$454	$1,155	$1,330
General and administrative	707	932	1,768	2,613
Total	$968	$1,386	$2,923	$3,943

10.  SUBSEQUENT EVENT

On October 23, 2017, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) for a private placement (the “Private Placement”) with a select group of accredited investors (the “Purchasers”). The Private Placement is structured with two closings.  Pursuant to the Securities Purchase Agreement, at the initial closing on October 27, 2017 (the “Initial Closing”), Purchasers purchased 2,306,737 shares of the Company’s common stock, par value $0.001, at $1.25 per share for gross proceeds of approximately $2.9 million.  Each share of common stock was issued with a warrant to purchase 3.0 additional shares of the Company’s common stock at an exercise price of $1.55 per share.  The warrants will become exercisable on the six month and one day anniversary of the Initial Closing and will have a term of five years and six months.  At the second closing (the “Second Closing”), Purchasers are expected to purchase 7,625,741 shares of the Company’s common stock, par value $0.001, at $1.25 per share and 2,067,522 shares of the Company’s non-voting Class Y Convertible Preferred Stock, par value $0.001 (the “Class Y Preferred Stock”), at $1.25 per share, convertible into 2,067,522 shares of Company common stock upon certain conditions.  Each share of common stock or Class Y Preferred Stock will be issued with a warrant that is immediately exercisable to purchase 1.0 additional share of the Company’s common stock at an exercise price of $1.25 per share. The warrants issued in the Second Closing will have a term of five years from their date of issuance. Gross proceeds from the Second Closing are expected to be approximately $12.1 million.

The Company expects that the aggregate number of voting securities to be sold at the Initial Closing and Second Closing of the private placement shall constitute the sale, issuance or potential issuance by the Company of common stock (or securities convertible into or exercisable into common stock) equal to 20% or more of the voting power outstanding before the Private Placement in contravention of Nasdaq Rule 5635(d)(2). Therefore, after the Initial Closing, the Company intends to solicit approval from holders of the currently outstanding shares of the Company immediately prior to the issuance of the securities in connection with the Second Closing and such Second Closing is contingent upon receiving such stockholder approval. The Company plans to obtain such stockholder approval in the first quarter of 2018.

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

Our Phase 3 Development of Sollpura in EPI

We initiated the Phase 3 SOLUTION study in the third quarter of 2015.  SOLUTION was a randomized, open-label, assessor-blind, non-inferiority, active-comparator study evaluating the efficacy and safety of Sollpura in patients with cystic fibrosis-related exocrine pancreatic insufficiency. This pivotal study enrolled 128 patients in North America, Europe and Israel was intended to evaluate the non-inferiority of Sollpura compared with another commercially available PERT in a population of porcine-derived PERT responders. Topline data announced in December 2016 showed that the study narrowly missed the CFA non-inferiority margin of the primary modified Intent to Treat (mITT) analysis by one percent; however, by additional pre-specified analyses of CFA (mITT-Baseline Observation Carried Forward and Per Protocol), Sollpura met the non-inferiority criterion.  The study also confirmed that the ratio of the three enzymes in Sollpura demonstrated an appropriate response in the coefficient of nitrogen absorption (CNA).  CNA is a measure of protein digestion and absorption and is a key requirement of our planned US Food and Drug Administration (“FDA”) regulatory submission. In March 2017, we announced data from the extension phase of the study, which showed that Sollpura demonstrated comparable maintenance in key measurements of height, weight, and body mass index in addition to being well tolerated throughout the 12-week extension period.

Due to the narrow miss of the SOLUTION study and informed by its data, we initiated a new Phase 3 study (RESULT) in the second quarter of 2017.  Similar to the SOLUTION study, the RESULT study is a randomized, open-label, non-inferiority, active-comparator study. Approximately 150 cystic fibrosis patients who are porcine PERT responders will be enrolled in the US, Europe and Israel.  Based on data from the analysis from the SOLUTION study, we believe that efficacy in the SOLUTION trial was limited by a restrictive dose optimization paradigm in a population whose dose of lipase at baseline had been optimized for porcine PERTs (but not for Sollpura) and that modification of the dosing paradigm may allow for success in the RESULT study.  The RESULT study’s design is modified from the SOLUTION study design to account for the design limitations in the SOLUTION study by 1) starting Sollpura dosing as 125% of the pre-study PERT dose,  2) allowing for a more “real life” dose adjustment, as needed, based on signs and symptoms throughout the primary treatment phase of the study, and 3) randomizing the use of acid suppression on a 1-to-1 basis, as is seen in cystic fibrosis patients.  The study design was discussed with the FDA in the first quarter of 2017.  As of September 30, 2017, the RESULT study has screened more than 50% patients.   In July 2017, the Company was informed that the RESULT study had been approved by the Cystic Fibrosis Foundation Therapeutics Development Network (CFF-TDN) Protocol Review Committee. In August 2017, the European Cystic Fibrosis Society Clinical Trial Network (ECFS CTN) Executive Committee approved the RESULT study.  We believe the approval of the RESULT study by the CFF-TDN and ECFS CTN may expedite patient recruitment in the U.S and EU. The safety of subjects enrolled in this study will be monitored by independent experts appointed by the CFF-TDN.  Top line data from the RESULT study, which will be evaluated after assessment of coefficient of fat absorption after 4 weeks of dosing, is expected in Q1 2018.

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

During the third quarter of 2016, we initiated the EASY study, which provides continued access to Sollpura for patients in the Sollpura arm who completed the SOLUTION study. We plan to modify this study to allow certain patients completing the RESULT study to have continued access until the Biological License Application (“BLA”) for Sollpura is approved by the FDA.

We believe our Sollpura studies may offer potential opportunities for differentiation versus the currently marketed porcine-derived PERTs, including:

·
Use of biotechnology-derived high-purity enzymes that are produced by fermentation processes rather than from mammalian organs, the latter of which requires a label warning for potential viral transmission;

·	ability to manufacture at a fixed ratio of lipase, protease and amylase that is similar to the enzyme secretions from the human pancreas;

·	use of a novel, chemically-modified lipase drug substance that provides resistance to degradation at gastric pH, thereby obviating the need for enteric coating;

·	lack of enteric coating allows for potentially fewer and smaller, easy to swallow capsules and adequate storage stability compared with porcine PERTs of an equivalent unit dose strength; and

·
a sachet formulation containing Sollpura power for oral solution which can be easily dissolved into water, and finally provides patients, especially young pediatric patients, with an easy-to-swallow dosing option.

Our Phase 2 Development of Blisibimod for in IgA Nephropathy

In June 2013, we initiated a Phase 2 clinical study, (“BRIGHT-SC”) of patients with IgA nephropathy in Asia and Eastern Europe.  The BRIGHT-SC study is a Phase 2 multicenter, randomized, double-blind, placebo-controlled study to evaluate the efficacy, safety, tolerability and immunogenicity of blisibimod in IgA nephropathy.  Enrollment criteria are biopsy-proven IgA nephropathy and proteinuria greater than one gram but less than six grams per 24 hours (1g-6g/24hr).  Patients must be receiving standard of care medication including angiotensin converting enzyme inhibitors and angiotensin receptor blockers. Patients enrolled in the BRIGHT-SC study receive 300mg weekly blisibimod or placebo subcutaneously during the first 8 weeks of therapy, the induction phase, followed by a minimum of 24 weeks of 200mg weekly blisibimod or placebo, the maintenance phase.  Patients were treated for up to 2 years, and all patients had the opportunity to complete at least 60 weeks of treatment. The BRIGHT-SC study enrolled 58 patients.

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

In December 2016, an additional interim analysis of the BRIGHT-SC study was reported after all ongoing patients had completed at least 48 weeks. In this extension analysis there was again a trend toward slowing the progression of proteinuria with blisibimod.

In August 2017, we received orphan drug designation from the U.S. FDA for blisibimod for the treatment of IgA nephropathy.  Additionally, in August 2017, we announced top line data from the completed extension of the BRIGHT-SC study in which all patients had the opportunity to complete at least 60 weeks of treatment and some patients were treated for up to 2 years.  Throughout the treatment period and for up to one year of additional follow up off treatment, blisibimod appeared to halt disease progression as measured by the mean estimate of 24-hour urinary protein excretion levels.  Specifically, in patients treated with blisibimod, the mean change in proteinuria was stable to trending slightly downward, whereas the mean levels increased for patients in the placebo arm.  Additionally, blisibimod showed a trend toward preservation of renal function based upon individual rates of change in estimated glomerular filtration rate (eGFR), with an annualized improvement of +6.2mL/min/1.73 m2 per year compared to a worsening of -4.8 mL/min/1.73 m2 with placebo.  As seen with previous interim analyses of the BRIGHT data, serum immunoglobulins IgA, IgG, and IgM, demonstrated marked reduction throughout the treatment period.

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

The following table shows our total research and development expenses for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Allocated costs:
Liprotamase	$4,365	$8,386	$13,321	$19,517
Blisibimod	387	3,748	2,703	10,817	(1)
Unallocated costs	1,352	1,962	4,915	5,352
Total research and development expenses	$6,104	$14,096	$20,939	$35,686

(1)	Offset by $0.4 million in reimbursable expense for IgA nephropathy from a collaborative partner.

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

Results of Operations

Comparison of the Three months ended September 30, 2017 and 2016

The following table summarizes our research and development expenses for the three months ended September 30, 2017 and 2016 (in thousands, except percentages):

	Three months ended September 30,
	2017	2016	$ Change	% Change
Research and development expenses	$6,104	$14,096	$(7,992)	(57)%

Research and development expense decreased during the three months ended September 30, 2017 from the same period in 2016 primarily due to lower clinical development expenses as a result of the SOLUTION study in cystic fibrosis patients with exocrine pancreatic insufficiency and CHABLIS clinical studies in patients with systemic lupus erythematosus being substantially completed at the end of 2016, which resulted in reductions in clinical trial expense by $4.9 million and manufacturing/clinical drug supplies by $1.9 million.

The following table summarizes our general and administrative expenses for the three months ended September 30, 2017 and 2016 (in thousands, except percentages):

	Three Months Ended September 30,
	2017	2016	$ Change	% Change
General and administrative expenses	$1,810	$2,504	$(694)	(28)%

General and administrative expenses decreased during the three months ended September 30, 2017 as compared to the same period in 2016 primarily due to an approximately one-third reduction in administrative headcount, which resulted in lower payroll and stock-based compensation expense of $0.4 million.  Furthermore, professional services decreased by $0.2 million as compared to the same period in 2016 due to lower legal fees.

The following table summarizes our non-operating income (expense) for the three months ended September 30, 2017 and 2016 (in thousands, except percentages):

	Three Months Ended September 30,
	2017	2016	$ Change	% Change
Other income (expense)	$(43)	$(47)	$4	9%
Change in fair value of warrant liability	1,650	169	1,481	876%
Total other income (expense)	$1,607	$122	$1,485	1,217%

Other income (expense) recorded for the three months ended September 30, 2017 is comprised of mainly a change in the fair value of warrant liability.  We issued common stock warrants to the investors in connection with a public offering of our common stock in March 2017. The fair value of the liability associated with these warrants was $5.7 million at June 30, 2017.  The fair value decreased to $4.1 million as of September 30, 2017 due to a decrease in the fair value of the common stock underlying the warrant shares.  The decrease is recognized as part of non-operating income in the statement of operations during the three months ended September 30, 2017.

Comparison of the nine months ended September 30, 2017 and 2016

	Nine Months Ended September 30,
	2017	2016	$ Change	% Change
License fee revenue	$—	$139	$(139)	(100)%
Collaborative revenue	—	6	$(6)	(100)%
Total revenues	$—	$145	$(145)	(100)%

We began to recognize revenue in 2015 from the collaborative arrangement we entered into with a collaborative partner in December 2014 for the development of blisibimod. In January 2016, we recorded total revenue of $0.1 million for the amortization of the license fee revenue and for the reimbursement of FTEs.  This collaborative arrangement was terminated effective January 7, 2016 and no collaborative revenue has been recognized subsequent to the termination.

The following table summarizes our research and development expenses for the nine months ended September 30, 2017 and 2016 (in thousands, except percentages):

	Nine Months Ended September 30,
	2017	2016	$ Change	% Change
Research and development expenses	$20,939	$35,686	$(14,747)	(41)%

Research and development expense decreased during the nine months ended September 30, 2017 from the same period in 2016 primarily due to lower clinical development expenses as a result of the SOLUTION study in cystic fibrosis patients with exocrine pancreatic insufficiency and CHABLIS clinical studies in patients with systemic lupus erythematosus were substantially completed at the end of 2016, which resulted in reductions in clinical trial expense by $9.3 million and manufacturing/clinical drug supplies by $3.9 million.

The following table summarizes our general and administrative expenses for the nine months ended September 30, 2017 and 2016 (in thousands, except percentages):

	Nine Months Ended September 30,
	2017	2016	$ Change	% Change
General and administrative expense	$6,338	$7,318	$(980)	(13)%

General and administrative expenses decreased during the nine months ended September 30, 2017 from the same period in 2016 primarily due to an approximately one-third reduction in administrative headcount implemented in January 2017, which resulted in lower payroll and stock-based compensation expense of $1.3 million.

The following table summarizes our non-operating income (expense) for the nine months ended September 30, 2017 and 2016 (in thousands, except percentages):

	Nine Months Ended September 30,
	2017	2016	$ Change	% Change
Other income (expense)	$(74)	$(109)	$35	(32	) %
Fair value of warrant liability in excess of proceeds from financing	(600)	—	(600)	(100)%
Change in fair value of warrant liability	10,650	169	10,481	6,202%
Total other income (expense)	$9,976	$60	$9,916	16,527%

Other income (expense) recorded for the nine months ended September 30, 2017 is comprised of mainly a change in fair value of warrant liability.  In connection with a direct offering of our common stock in March 2017, we issued common stock warrants to the investors. The initial fair value of the liability associated with these warrants was $14.7 million.  The fair value decreased to $4.1 million as of September 30, 2017 due to a decrease in the fair value of the common stock underlying the warrant shares.   The decrease is recognized as part of non-operating income in the statement of operations.

Liquidity and Capital Resources

To date, we have funded our operations primarily through private placements of preferred stock and common stock, convertible debt, debt financings and public offerings of common stock, equity investment and cost reimbursement from a collaborative partner, and a research award from CFFT.  As of September 30, 2017, we had cash and cash equivalents of approximately $6.1 million.  On October 23, 2017, we entered into a Securities Purchase Agreement for a private placement our common stock and warrants for potentially $15 million in gross proceeds.  The private placement is structured with two closings.  The initial closing was completed on October 27, 2017 for gross proceeds of $2.9 million.  The second closing for gross proceeds of $12.1 million is contingent on stockholder approval pursuant to Nasdaq Rule 5635(d)(2). We intend to solicit stockholder approval in the first quarter of 2018.

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

On April 27, 2016, we registered $14.4 million under the registration statement (File No. 333-210166) for the equity purchase agreement with LPC (the “2015 Purchase Agreement”).  On March 12, 2017, upon the expiration of the 2015 Purchase Agreement, $13.4 million of unused amount became available under the registration statement.  On June 19, 2017, we executed an equity purchase agreement with LPC (the “2017 Purchase Agreement”) to sell to LPC up to an aggregate of $10.0 million in shares of common stock and issue up to 181,708 shares of our common stock as a commitment fee to LPC over a period of thirty months.  As of September 30, 2017, we have sold 1,204,411 shares of common stock for an aggregate cash proceeds of $1.8 million pursuant to the 2017 Purchase Agreement and issued 131,909 shares of common stock to LPC as commitment fee, leaving a balance of $8.2 million available for future issuance pursuant to the 2017 Purchase Agreement.  The 2017 Purchase Agreement will expire on December 19, 2019.

On September 8, 2016, we registered $22.1 million under the registration statement (File No. 333-210166) for a subscription agreement with certain institutional investors for the sale of convertible preferred stock and issuance of warrants in a registered direct offering.

On March 14, 2017, in connection with a registered direct offering of common stock and warrants, we registered $46.5 million under the registration statement (File No. 333-210166) (the “March 2017 Offering”).  During the three months ended September 30, 2017, the exercise price of certain warrants issued in connection with the March 2017 Offering was reduced which resulted in $17.3 million re-allocated back to the shelf registration statement.

As of September 30, 2017, there was a balance of $14.4 million available for future issuance under the registration statement.

On October 23, 2017, the Company entered into a definitive agreement with certain accredited investors in connection with a private placement of equity securities (the “Private Placement”). The Private Placement is expected to have two closings. The first closing occurred on October 27, 2017 and resulted in gross proceeds of approximately $2.9 million.  The second closing, contingent upon the requisite shareholder approval pursuant to Nasdaq Rule 5635(d), is expected to result in gross proceeds of $12.1 million.  The Company expects to receive such shareholder approval in the first quarter of 2018.  If we are unable to obtain shareholder approval for the transaction, or are otherwise unable to complete the second closing, we will need to seek other sources of financing, and there can be no assurance that we will be able to do so on favorable terms, or at all.

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

Cash Flows

Comparison of Nine months ended September 30, 2017 and 2016

Cash flows during the nine months ended September 30, 2017 and 2016 consisted of the following (in thousands):

	September 30,
	2017	2016
Net cash used in operating activities	$(30,640)	$(36,691)
Net cash used in investing activities	—	(952)
Net cash provided by financing activities	15,873	23,262
Total	$(14,767)	$(14,381)

During the nine months ended September 30, 2017 and 2016, our operating activities used cash of $30.6 million and $36.7 million, respectively, primarily resulting from our net losses and changes in our working capital accounts, adjusted for non-cash items including stock based compensation and change in the fair value of warrant liability.

No cash was provided by nor used in investing activities during the nine months ended September 30, 2017.  During the nine months ended September 30, 2016, cash used in investing activities was $1.0 million, which was primarily driven by the purchase of capital equipment to support the manufacturing activities for the development of Sollpura.

During the nine months ended September 30, 2017, cash provided by financing activities was $15.9 million, which was driven by net proceeds received from the sale of our common stock and warrants.  During the same period in 2016, cash provided by financing activities was $23.3 million, which was driven by net proceeds from the sale of stock pursuant to an equity purchase agreement and an at-the-market sales agreement.

Contractual Obligations and Commitments

We have lease obligations consisting of two operating leases for our operating facilities that expire in August 2019 and May 2019, respectively.

The following table summarizes our estimated scheduled future minimum contractual obligations and commitments as of September 30, 2017 (in thousands):

	Payment Due by Period
Contractual Obligations	< 1 year	1-3 years	3-5 years	> 5 years	Total
Facility Leases	$191	154	$—	$—	$345

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. We are exposed to market risk related to fluctuations in interest rates and market prices.  However, since a majority of our investments are in highly liquid money market funds, we do not believe we are subject to any material market risk exposure.  As of September 30, 2017, we did not have any material derivative financial instruments.  The fair value of our cash and cash equivalents was $6.1 million as of September 30, 2017.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Principal Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to that company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 13a-15(e), we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Principal Accounting Officer concluded that, as of September 30, 2017, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no other changes in our internal control over financial reporting during the most recent quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical-stage biotechnology company with two assets in the clinical stage of development.  Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales to date and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception in 2004. As of September 30, 2017, we had an accumulated deficit of $424.5 million. Substantially all our losses resulted from costs incurred with our product development programs and from general and administrative costs associated with our operations.

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

At September 30, 2017, our capital resources consisted of cash and cash equivalents of $6.1 million.  On October 23, 2017, the Company entered into a definitive agreement with certain accredited investors in connection with a private placement of equity securities (the “Private Placement”). The Private Placement is expected to have two closings. The first closing occurred on October 27, 2017 and resulted in gross proceeds of approximately $2.9 million.  The second closing, contingent upon the requisite shareholder approval pursuant to Nasdaq Rule 5635(d), is expected to result in gross proceeds of $12.1 million.  The Company expects to receive such shareholder approval in the first quarter of 2018. If we are unable to obtain shareholder approval for the transaction, or are otherwise unable to complete the second closing, we will need to seek other sources of financing, and there can be no assurance that we will be able to do so on favorable terms, or at all.

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

We will not be able to meet our cash requirements beyond the first quarter of 2018 without obtaining additional capital from external sources if the Second Closing of the Private Placement does not occur, and if we are unable to do so, we may not be able to continue as a going concern.

We anticipate that our cash and cash equivalents of $6.1 million as of September 30, 2017, together with the proceeds from the First Closing of the Private Placement will meet our cash requirements into the fourth quarter of 2017.  If the Second Closing occurs, we anticipate we will be able to meet our cash requirements into the second quarter of 2018.  However, in order for us to continue as a going concern beyond the fourth quarter of 2017 (if the Private Placement Second Closing does not occur) or beyond the second quarter of 2018 (if the Private Placement Second Closing does occur), we will be required to obtain capital from external sources.

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

We will need to raise substantial additional capital to fund our operations and to develop our product candidates. Our future capital requirements will depend on many factors including:

·	the scope, size, rate of progress, results and costs of our clinical studies and other development activities for our product candidates;

·	manufacturing campaign for Sollpura and blisibimod clinical materials, including data to support the application for marketing approval, formulation development and product enhancement;

·	non-clinical activities that we may pursue parallel to our clinical studies;

·	the filing, prosecution and enforcement of patent claims;

·
the costs associated with commercializing our product candidates if they receive regulatory approval, including the cost and timing of developing sales and marketing capabilities, or entering into strategic collaboration with others relating to the commercialization of our product candidates; and

·	revenues received from approved products, if any, in the future

The amount of cash and other sources of capital available to us, including the net proceeds from the Private Placement, are not expected to be sufficient to fund our expected needs for the next twelve months, which results in substantial doubt about our ability to continue as a going concern.  Changing circumstances may cause us to consume capital significantly faster than we currently anticipate. Additional financing may not be available when we need it or may not be available on terms that are favorable to us. If adequate funds are not available to us on a timely basis, or at all, we may be required to:

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

Any delays in the development and validation of drug manufacturing processes for commercialization could result in increased costs to us, delay or limit our ability to generate revenue and adversely affect our commercial prospect.

Delays in the commencement or completion of drug manufacturing could significantly affect our readiness to commercialize our drug products. We do not know whether planned manufacturing processes will be successful or be completed on schedule. The development and validation of drug manufacturing processes can be delayed for numerous reasons, including delays related to:

·	reaching agreement on acceptable terms with prospective chemical manufacturing organizations, or CMOs, the terms of which can be subject to extensive negotiation;

·	lack of availability of raw materials;

·	lack of adequate funding to continue the development and validation of drug manufacturing processes;

·	inability to demonstrate of robustness of the process at our CMOs;

·	equipment failure that results in the loss of some or all of a batch of manufactured drug;

·	irregularities or errors in shipping between manufacturing facilities or distributors that result in the loss of some or all of a batch of drug; and

·	uncontrollable natural forces that may render the CMO temporarily or permanently incapable of manufacturing our drugs.

Drug manufacturing may also be delayed, suspended or changed as a result of advice from regulatory authorities such as the U.S. FDA or other international regulatory authorities due to a number of factors, including:

·	failure of the CMO to conform with appropriate quality standards; and

·	inspection of the CMO by the U.S. FDA or other regulatory authorities resulting in the imposition of a manufacturing hold.

Additionally, changes in regulatory requirements and policies may occur and we may need to amend our manufacturing plans or processes to reflect these changes. Amendments to the processes may impact the costs, timing or successful completion development and validation of the drug manufacturing processes for commercialization. If we experience delays in completion of, or if we, the U.S. FDA or other regulatory authorities suspend or terminate any of our clinical studies, the commercial prospects for our product candidates may be harmed and our ability to generate product revenues will be delayed. In addition, many of the factors that cause, or lead to, termination or suspension of, or a delay in the commencement or completion of, product commercialization may also ultimately lead to the denial of regulatory approval of our product candidates. Also, if product commercialization is delayed, our competitors may be able to bring products to market before we do, and the commercial viability of our product candidates could be significantly reduced.

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

The market for pancreatic enzyme replacement therapy is also highly competitive. There are currently several marketed products for EPI caused by cystic fibrosis, including Creon marketed by AbbVie, Inc., Pancreaze by Janssen Pharmaceuticals, Inc., Pertzye by Cornerstone Therapeutics, Inc., and Ultresa and Zenpep by Aptalis Pharma US. Inc. We are also aware of companies with other products in development that are being tested for potential treatment of EPI caused by cystic fibrosis: Johnson and Johnson Research and Development LLC recently completed a Phase 3 study to assess the effectiveness and safety of oral pancrelipase MT in the treatment of adult and pediatric/adolescent cystic fibrosis patients with clinical symptoms of EPI; Alcresta Therapeutics markets RELiZORB, a lipase enzyme cartridge designed for use by adults receiving nutrition by enteral tube who have trouble digesting and absorbing ingested fats; and AzurRx Biopharma’s MS1819 lipase is currently being tested in a Phase 2 trial in patients with chronic pancreatitis.

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

Even if we project positive clinical results and file for regulatory approval, we cannot commercialize any product candidate until the clinical and drug manufacturing data have been generated and submitted to the appropriate regulatory authorities, and they have reviewed and approved the applications for such product candidate. We cannot assure you that the regulatory agencies will complete their review processes in a timely manner or that we will obtain regulatory approval for any product candidates we develop. Satisfaction of regulatory requirements typically takes many years, is dependent upon the type, complexity and novelty of the product and requires the expenditure of substantial resources. In addition, we may experience delays or rejections based upon additional government regulation from future legislation or administrative action or changes in U.S. FDA policy during the period of product development, clinical studies and U.S. FDA regulatory review.

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

Our share price has been and may continue to be volatile. Companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We are a target of this type of litigation. For example, on February 13, 2017, a complaint was filed in the United States District Court for the Northern District of California captioned Brian Clevlen v. Anthera Pharmaceuticals, Inc., et al., Case No. 3:17- cv-715, on behalf of a putative class of the Company’s stockholders against the Company and certain of its current and former officers that was voluntarily dismissed, as discussed in Item 3. Legal Proceedings.  Litigation of this type could result in substantial costs and diversion of management’s attention and resources, which could adversely impact our business. Any adverse determination in litigation could also subject us to significant liabilities.

Our common stock is currently at risk for delisting from NASDAQ. Delisting could adversely affect the liquidity of our common stock and the market price of our common stock could decrease.

Our common stock is currently listed on The NASDAQ Global Market (“NASDAQ”). NASDAQ has minimum requirements that a company must meet to remain listed on NASDAQ. These requirements include maintaining a minimum closing bid price of $1.00 per share under Listing Rule 5450(a)(1) and maintaining stockholders’ equity at above $10 million or market value at above $50 million, pursuant to Nasdaq Listing Rules 5450(a) and 5450(b), respectively.  On May 15, 2017, we received a letter from NASDAQ informing us that our most recent Form 10-Q for the period ended March 31, 2017 reported stockholders’ equity fell below the minimum of $10 million for continued inclusion under Listing Rule 5450(b)(1)(A).  We submitted a compliance plan to NASDAQ on June 28, 2017.  Based on our submission, NASDAQ has determined to grant us an extension until November 13, 2017 to regain compliance with Listing Rule 5450 (b)(1)(A).  After the expiration of the extension period, we plan to submit a request to a Hearings Panel (the “Panel”) for further extension pursuant to procedures set forth in the Nasdaq Listing 5800 Series.  A hearing request will stay the suspension of our stock pending the Panel’s decision.

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

As of the date of this report, we have 13,849,678 shares of common stock, 10,945,019 shares of warrants, and 1,036,121 shares of stock options outstanding.  Furthermore, on October 23, 2017, we entered into a Securities Purchase Agreement for a private placement of securities with a select group of accredited investors. The private placement is structured with two closings.  The initial closing was completed on October 27, 2017.  The second closing for 7,625,741 shares of our common stock and 2,067,522 shares of our non-voting Class Y Convertible Preferred Stock, convertible into 2,067,522 shares of our common stock upon certain conditions, is subject to stockholders approval, which we plan to obtain in the first quarter of 2018.  Each share of common stock or Class Y Preferred Stock will be issued with a warrant that is immediately exercisable to purchase 1.0 additional share of our common stock for a total of 9,693,263 shares of common stock.   If the warrants and options were exercised, they will result in significant additional shares becoming available for sale.  Sales by these stockholders or option holders of a substantial number of shares could reduce the market price of our common stock. Moreover, certain holders of shares of common stock will have rights, subject to some conditions, to require us to file registration statements covering the shares they currently hold, or to include these shares in registration statements that we may file for ourselves or other stockholders.

In addition, we may sell shares of stock pursuant to the 2017 Purchase Agreement executed in June 2017 under which we have the right, but not obligation, to sell up to an aggregate of $10.0 million in shares of our common stock and issue up to 181,807 in shares of our common stock as commitment fee to LPC.  There is $8.2 million available for future issuance pursuant to the equity purchase agreement as of September 30, 2017.  The 2017 Purchase Agreement will expire on December 19, 2019.

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

3.1
Certificate of Designation of Preferences, Rights and Limitations of Class Y Convertible Preferred Stock, dated October 24, 2017 (filed as Exhibit 3.1 to the registrant’s Form 8-K filed with the SEC on October 25, 2017 and incorporated herein by reference).

10.1
Securities Purchase Agreement, dated October 23, 2017, by and among the Company and the Purchasers (filed as Exhibit 10.1 to the registrant’s Form 8-K filed with the SEC on October 25, 2017 and incorporated herein by reference).

10.2
Registration Rights Agreement, dated October 23, 2017, by and among the Company and the Purchasers (filed as Exhibit 10.2 to the registrant’s Form 8-K filed with the SEC on October 23, 2017 and incorporated herein by reference).

10.3	Form of Warrant to Purchase Common Stock (filed as Exhibit 10.3 to the registrant’s Form 8-K filed with the SEC on October 23, 2017 and incorporated herein by reference).

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

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

ANTHERA PHARMACEUTICALS, INC.

November 8, 2017	By:	/s/ J. Craig Thompson
J. Craig Thompson
Chief Executive Officer (Principal Executive Officer)

November 8, 2017	By:	/s/ May Liu
May Liu
Senior Vice President, Finance and Administration
(Principal Accounting Officer)