Form 10-Q
period 2018-03-31
Anthera Pharmaceuticals Inc
filed 2018-05-15
CIK 1316175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018

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

As of April 30, 2018 the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 26,179,302.

ANTHERA PHARMACEUTICALS, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2018

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ANTHERA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

ASSETS	March 31, 2018	December 31, 2017
		(1)
Current assets:
Cash and cash equivalents	$8,086	$2,196
Prepaid expenses and other current assets	653	995
Total current assets	8,739	3,191
Property and equipment — net	72	482
TOTAL	$8,811	$3,673

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,845	$1,832
Accrued clinical expenses	756	1,785
Accrued liabilities	45	28
Accrued payroll and related costs	—	1,066
Total current liabilities	2,646	4,711
Warrant liability	704	4,457
Total liabilities	3,350	9,168
Commitments and Contingencies (Note 6)

Stockholders’ equity (deficit) :
Series X Convertible Preferred Stock, $0.001 par value, 5,000,000 shares authorized; 0 and 430 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	—	333
Common stock, $0.001 par value, 100,000,000 shares authorized; 26,179,302 and 13,854,491 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	26	14
Additional paid-in capital	447,587	428,586
Accumulated deficit	(442,152)	(434,428)
Total stockholders’ equity (deficit)	5,461	(5,495)
TOTAL	$8,811	$3,673

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

(1)	Derived from audited Financial Statements.

ANTHERA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)
	Three Months Ended March 31,
	2018	2017
OPERATING EXPENSES
Research and development	7,468	7,801
General and administrative	3,503	2,903
Research award	—	(100)
Total operating expenses	10,971	10,604
LOSS FROM OPERATIONS	(10,971)	(10,604)
OTHER EXPENSE:
Other income (expense)	(43)	(3)
Fair value of warrant liability in excess of proceeds from financing	—	(600)
Change in fair value of warrant liability	3,290	—
Total other income (expense)	3,247	(603)

NET LOSS	$(7,724)	$(11,207)
Deemed dividends attributable to preferred stock	(1,540)	(2,503)
Net loss applicable to common stockholders	$(9,264)	$(13,710)
Net loss per share applicable to common stockholders — basic and diluted (1)	$(0.42)	$(2.03)

Weighted-average number of shares used in per share calculation — basic and diluted (1)	22,166,869	6,759,567

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

(1)
All per share amounts and shares of the Company’s common stock issued and outstanding for all periods have been retroactively adjusted to reflect the one-for-eight reverse stock split which became effective April 28, 2017.

ANTHERA PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENT OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
(in thousands except share and per share amounts)
(unaudited)

	Series X Convertible Preferred Stock		Class Y Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balance at December 31, 2017	430	$333	-	$-	13,854,491	$14	$428,586	$(434,428)	$(5,495)
Issuance of common stock pursuant to employee stock purchase plan	-	-	-	-	27,630	-	40	-	40
Share-based compensation related to equity awards	-	-	-	-	-	-	3,266	-	3,266
Issuance of common stock pursuant to exercise of warrants	-	-	-	-	1,902,683	2	2,992	-	2,994
Issuance of common stock pursuant to an equity purchase agreement, net of issuance cost of $16	-	-	-	-	673,939	1	1,308	-	1,308
Issuance of common stock for cash at $1.25 per share in a private placement, net of issuance cost of $450	-	-	-	-	7,625,741	7	4,771	-	4,779
Issuance of warrants pursuant to a private placement, net of issuance cost of $471	-	-	-	-	-	-	4,999	-	4,999
Issuance of Class Y convertible preferred stock for cash at $1.25 per share in a private placement	-	-	2,067,522	1,416	-	-	(122)	-	1,294
Beneficial conversion feature on Class Y convertible preferred stock	-	-	-	(1,416)	-	-	1,416	-	-
Deemed dividend attributable to beneficial conversion feature on Class Y convertible preferred stock	-	-	-	1,416	-	-	(1,416)	-	-
Conversion of Class Y convertible preferred stock into common stock	-	-	(2,067,522)	(1,416)	2,067,522	2	1,414	-	-
Conversion of Series X convertible preferred stock into common stock	(430)	(333)	-	-	27,296	-	333	-	-
Net loss	-	-	-	-		-		(7,724)	(7,724)
Balance at March 31, 2018	-	$-	-	$-	26,179,302	$26	$447,587	$(442,152)	$5,461

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

ANTHERA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)
	Three Months Ended March 31,
	2018	2017
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(7,724)	$(11,207)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	161	45
Stock-based compensation expense	3,304	1,086
Fair value of warrant liability in excess of proceeds from financing	—	600
Change in fair value of warrant liability	(3,290)	—
Changes in assets and liabilities:
Accounts receivable	—	(100)
Prepaid expenses and other assets	342	(256)
Accounts payable	(97)	(2,023)
Accrued clinical expenses	(1,029)	(1,659)
Accrued liabilities	18	695
Accrued payroll and related costs	(1,066)	(1,510)
Net cash used in operating activities	(9,381)	(14,329)
INVESTING ACTIVITIES:
Proceeds from disposal of property and equipment	358	—
Net cash provided by investing activities	358	—
FINANCING ACTIVITIES:
Net proceeds from issuance of common stock, preferred stock and warrants pursuant to equity offering	11,075	14,100
Net proceeds from issuance of common stock pursuant to an equity purchase agreement	1,307	—
Net proceeds from issuance of common stock pursuant to exercise of warrants	2,531	—
Net proceeds from issuance of common stock pursuant to exercise of stock options and employee stock purchase plan	—	38
Net cash provided by financing activities	14,913	14,138
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,890	(191)
CASH AND CASH EQUIVALENTS — Beginning of period	2,196	20,843
CASH AND CASH EQUIVALENTS — End of period	$8,086	$20,652

SUPPLEMENTAL CASH DISCLOSURES OF CASH FLOW INFORMATION
Non-cash financing activities:
Issuance of common stock as a commitment fee pursuant to an equity purchase agreement	$16	$—
Fair value of warrants issued in connection with equity offering	$—	$14,700

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ANTHERA PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. BUSINESS OF THE COMPANY

Description of Business

Anthera Pharmaceuticals, Inc. (“the Company”) is a biopharmaceutical company headquartered in Hayward, California.  The Company currently licenses two compounds, Sollpura and blisibimod. The Company licensed Sollpura from Eli Lilly & Co (“Eli Lilly”) in July 2014. Sollpura is a novel, non-porcine investigational Pancreatic Enzyme Replacement Therapy (“PERT”) intended for the treatment of patients with Exocrine Pancreatic Insufficiency (“EPI”), often seen in patients with cystic fibrosis and other conditions. The Company licensed blisibimod from Amgen, Inc. (“Amgen”) in December 2007. Blisibimod targets B-cell activating factor or (“BAFF”) which has been shown to be elevated in a variety of B-cell mediated autoimmune diseases, including Immunoglobulin A nephropathy, or IgA nephropathy.

Since incorporation, the Company has been primarily performing research and development activities, including clinical trials, manufacturing of clinical drugs, filing patent applications, hiring personnel, and raising capital to support and expand these activities.

On March 12, 2018, the Company announced that the RESULT Phase 3 clinical trial of Sollpura for the treatment of patients with EPI did not meet its primary endpoint of non-inferiority to porcine PERT.  All ongoing clinical trials of Sollpura were concluded by the end of April 2018.  The Company has also discontinued the development of blisibimod.

Liquidity and Need for Additional Capital

The Company has never generated net income from operations, and, at March 31, 2018, had an accumulated deficit of $442.2 million, primarily as a result of research and development and general and administrative expenses.  Due to the RESULT clinical trial not meeting its primary endpoint, in April 2018, the Company began a formal process of evaluating strategic alternatives and implemented a number of cost reduction measures, including a 90% reduction in its workforce and termination of major vendor contracts, which substantially reduced the Company’s capital needs in the foreseeable future.

As of March 31, 2018, the Company had cash and cash equivalents of approximately $8.1 million.  The Company’s current cash balance is not expected to fund its operations through the next twelve months.  As such, in April 2018, the Company began to wind down its activities.  The Company also decided to discontinue further development of Sollpura and blisibimod and devote its time and resources to identifying and evaluating strategic alternatives. The process is aimed at identifying opportunities to diversify the Company’s pipeline, including through potential strategic combinations.  If a strategic transaction is not consummated, the Company may be required to dissolve or liquidate.  The Company cannot be certain if any future financing will be available on terms favorable to the Company, if at all.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty. If adequate funds are not available, the Company will terminate all strategic transaction efforts and eliminate all remaining personnel.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for Quarterly Reports on Form 10-Q and do not contain all the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. The accompanying unaudited Condensed Consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 5, 2018.  In the opinion of management, the accompanying unaudited Condensed Consolidated financial statements reflect all adjustments, which include only normal recurring adjustments necessary to present fairly the Company’s interim consolidated financial information. The results for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018 or for any other period. The consolidated balance sheet as of December 31, 2017 has been derived from the audited financial statements as of that date but it does not include all the information and notes required by U.S. GAAP.

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

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”), or other standard setting bodies and adopted by us as of the specified effective date. Unless otherwise discussed, the impact of recently issued standards that are not yet effective is not expected to have a material impact on the Company’s financial position or results of operations upon adoption.

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

In May 2017, the FASB issued, ASU-2017-09, Compensation—Stock Compensation (Topic 718).  This guidance clarifies when changes to the terms and conditions of share-based awards must be accounted for as modifications. The guidance does not change the accounting treatment for modifications. The Company adopted this guidance from January 1, 2018 and it did not have a material impact on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This ASU is a comprehensive new leases standard that amends various aspects of existing guidance for leases and requires additional disclosures about leasing arrangements. The new standard requires that all lessees recognize the assets and liabilities that arise from leases on the balance sheet and disclose qualitative and quantitative information about its leasing arrangements. The classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the previous lease guidance. The ASU is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years, and earlier adoption is permitted. In the financial statements in which the ASU is first applied, leases shall be measured and recognized at the beginning of the earliest comparative period presented with an adjustment to equity.  The Company is currently evaluating the impact of the adoption of this guidance on its consolidated financial condition, results of operations and cash flows.

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (ASC Topic 606).  The standards update outlines a single comprehensive model for entities to utilize to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that will be received in exchange for the goods and services.  Additional disclosures will also be required to enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In 2016, the FASB issued accounting standards updates to address implementation issues and to clarify the guidance for identifying performance obligations, licenses and determining if a company is the principal or agent in a revenue arrangement. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date of ASU 2014-09.  The mandatory adoption date of ASC 606 for the Company is now January 1, 2018. There are two methods of adoption allowed, either a “full” retrospective adoption or a “modified” retrospective adoption.  The Company adopted the standard from January 1, 2018, however, given that the Company is not generating revenue and has no revenue contracts, the adoption of this guidance did not impact its consolidated financial statements.

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

The following table summarizes the Company’s calculation of net loss per common share (in thousands except share and per share amounts):

	Three Months Ended March 31
	2018	2017
Net loss per share
Numerator
Net loss	$(7,724)	$(11,207)
Deemed dividend attributable to preferred stock	(1,540)	(2,503)
Net loss applicable to common stockholders	$(9,264)	$(13,710)
Denominator
Weighted average common shares outstanding	22,166,869	6,759,567
Basic and diluted net loss per share	$(0.42)	$(2.03)

The following outstanding options, warrants, and Series X convertible preferred stock that are potentially dilutive securities were excluded from the computation of diluted net loss per share, as the effect of including them would have been antidilutive.

	Three Months Ended March 31,
	2018	2017
Total options to purchase common stock	6,724,345	750,355
Total warrants to purchase common stock	18,725,764	274,801
Series X convertible preferred stock	—	30,930
Total	25,450,109	1,056,086

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

•
Level 2 —Valuations based on inputs other than the quoted prices in active markets that are observable either directly or indirectly in active markets. Examples of assets and liabilities utilizing Level 2 inputs are U.S. government agency bonds, corporate bonds, commercial paper, certificates of deposit and over-the- counter derivatives

•	Level 3 —Valuations based on unobservable inputs in which there are little or no market data, which require the Company to develop its own assumptions.

The following tables present the Company’s fair value hierarchy for all its financial assets and liabilities (including those in cash and cash equivalents), in thousands, by major security type measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017 (in thousands):

	March 31, 2018
	Estimated Fair Value	Level 1	Level 2	Level 3

Assets:
Money market funds	$7,989	7,989	$—	$—

Liabilities:
Warrant Liability	$704	$—	$—	$704

	December 31, 2017
	Estimated Fair Value	Level 1	Level 2	Level 3

Assets:
Money market funds	$2,097	$2,097	$—	$—

Liabilities:
Warrant liability	$4,457	$—	$—	$4,457

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

The following table summarizes the changes in the Company’s Level 3 warrant liability (in thousands):
March 31, 2018
Beginning balance at December 31, 2017	$4,457
Decrease in fair value of warrant liability from January 1 to March 31, 2018	(3,290)
Balance reclassified to additional paid-in capital upon exercise of warrants	(463)
Ending balance	$704

 There were no transfers between Level 1, Level 2 or Level 3 for the three months ended March 31, 2018 and year ended December 31, 2017.

5. WARRANT LIABILITY

Pursuant to an underwriting agreement entered into in March 2017, the Company issued warrants to purchase 30,000,000 shares of common stock at an initial exercise price of $0.55 per share (“Tranche 1 Warrants”) and warrants to purchase 30,000,000 shares of common stock at an initial exercise price of $0.50 per share (“Tranche 2 Warrants”) to the investors.  On April 28, 2017, the Company implemented a one-for-eight reverse split of its outstanding common stock.   The Reverse Stock Split did not change the number of authorized shares of common stock, which remained at 100,000,000, but did increase the number of authorized but unissued shares of common stock, resulting in sufficient authorized shares of common stock to settle the warrants.  After giving effect to the Reverse Stock Split, the number of shares issuable upon exercise and the exercise price of the Tranche 1 Warrants were 3,750,007 and $4.40, respectively, and the number of shares issuable upon exercise and the exercise price of the Tranche 2 Warrants were 3,750,007 and $4.00, respectively.  The Tranche 1 Warrants will expire on April 28, 2022 and the Tranche 2 Warrants expired on October 27, 2017.

The exercise price of the Tranche 1 Warrants is subject to adjustment in the event of a stock combination, reverse split, or similar transaction involving common stock (each, a “Stock Combination Event”) if the average volume weighted average price (“VWAP") of the common stock for the five lowest trading days during the 15 consecutive trading day period ending and including the trading day immediately preceding the 16th trading day after such Stock Combination Event is less than the exercise price of the warrant.  In such an event, the exercise price of the warrants is adjusted to the average VWAP.   As a result of the Reverse Stock Split, the exercise price for the Tranche 1 Warrants was adjusted to $1.8918.

The Company accounted for the warrants under ASC Topic 815, Derivatives and Hedging (“ASC 815”) pursuant to the following features:

1.
On the date of issuance, the warrants were not considered indexed to the Company’s own stock because the underlying instruments were not “fixed-for-fixed” due to the exercise price being subject to adjustment in a Stock Combination Event.

2.
The warrants permit the holder to require the Company to settle the warrants for cash in an amount equal to the Black-Scholes value of the warrants in the event of a fundamental transaction, including a sale of the business.

At the end of each reporting period, the changes in fair value during the period are recorded as a component of non-operating income (expense) in the consolidated statement of operations. The initial fair value of the liability associated with these warrants was $14.7 million.  The Tranche 2 warrants, which expired in October 2017 were out of the money and had a fair value of zero upon expiration.  As of March 31, 2018, the fair value of the liability associated with the Tranche 1 Warrants decreased to $0.7 million from $4.5 million as of December 31, 2017 due to a decrease in the fair value of the common stock underlying the warrant shares, as well as reduction in the number of outstanding warrants pursuant to exercises by the warrant holders.  The decrease in fair value of the warrant liability was recorded as non-operating income during the three months ended March 31, 2018. The Company estimated the fair value of the warrants using the Black-Scholes model with the following valuation assumptions

March 31, 2018
Common stock price	$0.32
Exercise price	$1.89
Expected volatility	132.1%
Dividend yield	0%
Risk-free interest rate	2.53%
Expected term (years)	4.08

For the fair value determination, the Company computed the historical volatility based on daily pricing observations for a period that corresponds to the expected term of the warrants. The expected term for all valuation dates were based on the remaining contractual terms of the warrants. The risk-free interest rates were the U.S. Treasury bond rate as of the valuation months and years.

 6. COMMITMENTS AND CONTINGENCIES

Leases

The Company subleases its main operating facility in Hayward, California. The lease is for approximately 8,000 square feet and the sublease agreement will expire on August 31, 2019.  In April 2016, the Company leased its second operating facility in Pleasanton, California for approximately 1,200 square feet, which was subsequently terminated early by the Company in February 2018.

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

On July 11, 2014, the Company and Eli Lilly and Company (“Eli Lilly”) entered into a worldwide, exclusive license agreement (the “Lilly Agreement”), to develop and commercialize Sollpura, a Phase 3 novel investigational Pancreatic Enzyme Replacement Therapy (“PERT”), for the treatment of patients with Exocrine Pancreatic Insufficiency, or EPI, often seen in patients with cystic fibrosis and other conditions. Under the terms of the Lilly Agreement, the Company was not required to make any up-front payment but is obligated to make milestone payments of up to up to $33.5 million for capsule products and $9.5 million for reformulated products upon the achievement of certain regulatory and commercial sales milestones, none of which have been achieved as of March 31, 2018.  In addition, after sales of the licensed products exceed an aggregate of $100.0 million in the United States, the Company is obligated to pay tiered royalties on future net sales of products, ranging from the single digits to the mid-teens, that are developed and approved as defined in the Lilly Agreement. The Company’s royalty obligations as to a particular licensed product will be payable, on a licensed product-by-licensed product basis, for the longer of (a) the date of expiration of the last to expire valid claim within the licensed patents that covers the manufacture, use or sale, offer to sell, or import of such licensed product by the Company or a sublicense in such country, or (b) 12 years after the first commercial sale of the applicable licensed product in the applicable country.

7. STOCKHOLDERS’ EQUITY

Preferred Stock

The Company has authorized 5,000,000 shares of $0.001 par value preferred stock.  The Company’s Board of Directors is authorized to designate the terms and conditions of any preferred stock issued by the Company without further action by the common stockholders. The Company designated 17,000 and 2,067,522 shares of its authorized and unissued preferred stock as Series X Convertible Preferred stock and Class Y Convertible Preferred stock, respectively.

In September 2016, the Company entered into a subscription agreement with certain institutional investors pursuant to which it sold 17,000 Series X units for a purchase price of $1,000 per unit in a registered direct offering (the “Subscription Agreement”). Each unit consists of one share of Series X Convertible Preferred Stock and a warrant to purchase 15.87 shares of common stock. As of March 31, 2018, all 17,000 shares of Series X convertible preferred stock have been converted into shares of common stock.

On October 23, 2017, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) for a private placement (the “Private Placement”) with a select group of investors (the “Purchasers”). The Private Placement was structured with two closings.  Pursuant to the Securities Purchase Agreement, at the second closing on January 9, 2018, (the “Second Closing”), the Purchasers purchased 7,625,741 shares of the Company’s common stock at $1.25 per share and 2,067,522 shares of the Company’s non-voting Class Y Convertible Preferred Stock (“Class Y Convertible Preferred Stock”) at $1.25 per share, convertible into 2,067,522 shares of Company common stock upon certain conditions.  In the event of the Company’s liquidation, dissolution or winding up, holders of Class Y Preferred Stock will participate pari passu with the holders of the Company’s common stock in any distribution of proceeds, pro rata based on the number of shares held by each such holder. The Preferred Shares will generally have no voting rights.  As of March 31, 2018, all 2,067,522 shares of Class Y Convertible Preferred Stock have been converted into shares of common stock.

Accounting Treatment

The Company has allocated the proceeds from the Private Placement amongst the Class Y Preferred Stock, common stock, and the warrants to purchase shares of common stock based on the relative fair values, as all the instruments are equity classified.

•
Beneficial Conversion Feature - Because the conversion price of the shares of Class Y Preferred Stock was less than the fair value of the Company’s common stock at the date of issuance, the in-the-money conversion feature (Beneficial Conversion Feature, or BCF) requires separate financial statement recognition and is measured at the intrinsic value (i.e., the amount of the increase in value that preferred stockholders would realize upon conversion based on the value of the conversion shares on the issuance date in excess of the amount allocated to the Class Y Preferred Stock for accounting purposes). The BCF is recorded as a discount to the Class Y Convertible Preferred Stock and is immediately accreted as a deemed preferred stock dividend and, accordingly, an adjustment to net loss to arrive at net loss applicable to common stockholders.  During the quarter ended March 31, 2018, the Company recorded a deemed dividend of $1.5 million.

Common Stock

In March 2018, the Company filed a universal shelf registration statement with the SEC on Form S-3 for the proposed offering from time to time of up to $100.0 million of its securities, including common stock, preferred stock, warrants and/or units.  As of March 31, 2018, the balance of $100.0 million is available for future issuance under the registration statement.

The S-3 registration statement is subject to Instruction I.B.6. of Form S-3, which imposes a limitation on the maximum amount of securities that the Company may sell pursuant to the registration statement during any twelve-month period.  When the Company sells securities pursuant to the registration statement, the amount of securities to be sold plus the amount of any securities the Company has sold during the prior twelve months in reliance on Instruction I.B.6. may not exceed one-third of the aggregate market value of its outstanding common stock held by non-affiliates as of a day during the 60 days immediately preceding such sale, as computed in accordance with Instruction I.B.6.  Based on this calculation, the Company expects it will be significantly limited to sell securities pursuant to its effective registration statement on Form S-3 for a period of twelve months from March 5, 2018, unless and until the market value of the Company’s outstanding common stock held by non-affiliates increases to above $75 million.  If the Company cannot sell securities under its shelf registration statement, the Company may be required to utilize more costly and time-consuming means of accessing the capital markets, which could materially adversely affect its liquidity and cash position.

In June 2017, the Company executed an equity purchase agreement with Lincoln Park Capital, LLP. (“LPC”) (the “2017 Equity Purchase Agreement”) to sell to LPC up to an aggregate of $10.0 million in shares of common stock and issue up to 181,708 shares of our common stock valued at $0.3 million as a commitment fee to LPC over a period of thirty months. As of March 31, 2018, the Company has sold an aggregate of 1,870,411 shares of common stock for net proceeds of $3.1 million and issued an aggregate of 139,848 shares of common stock as commitment fee to LPC and maximized the number of shares of common stock it can sell to LPC pursuant to Nasdaq Rule 5635(d)(2).

On October 23, 2017, the Company entered into a Securities Purchase Agreement (“SPA”) for a private placement of equity securities (the “Private Placement”) with a select group of accredited investors (the “Purchasers”). The Private Placement was structured with two closings. The first closing occurred on October 27, 2017 (“Initial Closing”) and resulted in net proceeds of approximately $2.7 million.  The second closing (“Second Closing”) was conditioned upon and subject to the Company receiving the requisite shareholder approval pursuant to Nasdaq Rule 5635(d), which was obtained on January 5, 2018. The Second Closing subsequently occurred on January 9, 2018 and resulted in incremental allocated proceeds of $11.1 million. Pursuant to the SPA, at the Initial Closing, the Purchasers purchased 2,306,737 shares of the Company’s common stock at $1.25 per share.  Each share of common stock was issued with a warrant to purchase 3.0 additional shares of the Company’s common stock at an exercise price of $1.55 per share.  At the Second Closing, the Purchasers purchased 7,625,741 shares of the Company’s common stock at $1.25 per share and 2,067,522 shares of the Company’s non-voting Class Y Convertible Preferred Stock (the “Class Y Preferred Stock”) at $1.25 per share, convertible into 2,067,522 shares of Company common stock upon certain conditions. Each share of common stock or Class Y Preferred Stock was issued with a warrant that was immediately exercisable to purchase 1.0 additional share of the Company’s common stock at an exercise price of $1.25 per share.  The financial instrument represented by the obligation to issue Class Y Preferred Stock and warrants upon shareholder approval is equity classified. The Company accounted for the Initial Closing in October 2017 and the Second Closing in January 2018.  For both closings, the Company allocated the net proceeds based on the relative fair value method.  As of March 31, 2018, all of the 2,067,522 shares of Class Y Convertible Preferred Stock were converted into 2,067,522 shares of common stock.

At March 31, 2018, the Company had reserved the following shares for future issuance:

Common stock options outstanding	6,724,345
Common stock warrants outstanding	18,725,764
Common stock options available for future grant under stock option plan	584,257
Common stock available for future grant under ESPP plan	504,069
Total	26,538,435

Warrants

In connection with the issuance of Series X convertible preferred stock in September 2016, the Company issued warrants to certain institutional investors to purchase shares of the Company’s common stock. On November 16, 2016, the exercise price and number of shares of common stock underlying the warrants became fixed at $18.90 and 269,779, respectively. The warrants are exercisable at any time and from time to time after March 13, 2017 and will expire on September 13, 2019.  As of March 31, 2018, the warrants remained outstanding.  These warrants are classified in permanent equity on the Company’s consolidated Balance Sheet.

Pursuant to the underwriting agreement for the sale of common stock and warrants in March 2017, the Company issued 30,000,000 Tranche 1 Warrants at an initial exercise price of $0.55 per share and 30,000,000 Tranche 2 Warrants at an initial exercise price of $0.50 per share to the investors to purchase shares of the Company’s common stock.  On April 28, 2017, with shareholders’ approval, the Company effectuated a one-for-eight reverse split of its outstanding common stock. Subsequent to the Reverse Stock Split, the Tranche 1 Warrant shares and exercise prices were adjusted to 3,750,007 and $4.40, respectively, and the Tranche 2 Warrant shares and exercise price were adjusted to 3,750,007 and $4.00, respectively.  Effective as of May 22, 2017, the Tranche 1 and Tranche 2 Warrants’ exercise price were further adjusted to $1.8918 pursuant to the terms of the warrant agreements.  A total of 96,021 Tranche 2 Warrants were exercised on October 5, 2017 and the remaining 3,653,986 Tranche 2 Warrants expired on October 27, 2017.  During the three months ended March 31, 2018, a total of 236,318 Tranche 1 Warrants were exercised at $1.8918 per share, leaving a balance of 3,507,626 Tranche 1 Warrants outstanding and exercisable as of March 31, 2018 with an expiry date of April 28, 2022.  These warrants are classified as liabilities on the Company’s consolidated Balance Sheet until the warrants are exercised or expired, (see Note 5).

Pursuant to the Private Placement for the sale of common stock and warrants in October 2017, the Company issued warrants to certain institutional investors to purchase shares of the Company’s common stock.  The Private Placement was structured with two closings.  The Initial Closing occurred in October 2017, which resulted in the Company issuing 6,920,211 warrants (“Initial Closing Warrants”) to the investors at an exercise price of $1.55 per share and a term of five years and six months.  As of March 31, 2018, the Initial Closing Warrants remained outstanding.  The Second Closing occurred in January 2018 and resulted in the Company issuing 9,693,263 warrants (“Second Closing Warrants”) to the investors at an exercise price of $1.25 per share and a term of five years. During the three-month period ended March 31, 2018, a total of 1,665,115 Second Closing Warrants were exercised at an exercise price of $1.25, leaving a balance of 8,028,148 outstanding.  Warrants from both closings are classified in equity pursuant to the accounting guidance prescribed under ASC Topic 815, ASC Topic 480 Distinguishing Liabilities from Equity and ASC 825 Financial Instruments – Registration Payment Arrangements.  The Company measured the fair value of the warrants from the Initial and Second Closing using the Black-Scholes option pricing model on issuance date based on the following assumptions:

	Initial Closing	Second Closing
Common stock price	$1.72	$1.50
Exercise price	$1.55	$1.25
Expected volatility	110%	113%
Dividend yield	0%	0%
Risk-free interest rate	1.98%	2.18%
Expected term (years)	5.5	5.0

For the fair value determination, the Company computed the historical volatility based on daily pricing observations for a period that corresponds to the expected terms of the warrants, which were based on the contractual terms of the warrants.  The risk-free interest rates were the U.S. Treasury bond rate as of the valuation month and year.

8.  SHARE-BASED COMPENSATION PLANS

2018 Plan

In December 2017, the Company’s Board of Directors adopted the 2018 Stock Option and Incentive Plan (the “2018 Plan”), which was also approved by the Company’s stockholders at a special meeting of the shareholders on January 5, 2018. The Company initially reserved 6,000,000 shares of its common stock for the issuance of awards under the 2018 Plan, plus all shares remaining available for grant under the Company’s 2013 Stock Option and Incentive Plan (the “2013 Plan”), plus any additional shares returned under the 2010 Plan and 2013 Plan as a result of the cancellation, forfeiture or other termination (other than by exercise) of awards issued pursuant to the 2010 Plan  and 2013 Plan, subject in all cases to adjustment including reorganization, recapitalization, reclassification, stock dividend, stock split, reverse stock split or other similar change in the Company’s capital stock.  Of the shares of common stock reserved for issuance under the 2018 Plan, no more than 2,000,000 shares can be issued to any individual participant as incentive options, non-qualified options or stock appreciation rights during any calendar year. The 2018 Plan permits the granting of incentive and non-statutory stock options, restricted and unrestricted stock awards, restricted stock units, stock appreciation rights, performance share awards, cash-based awards and dividend equivalent rights to eligible employees, directors and consultants. The option exercise price of an option granted under the 2018 Plan may not be less than 100% of the fair market value of a share of the Company’s common stock on the date the stock option is granted. Options granted under the 2018 Plan have a maximum term of 10 years and generally vest over four years. In addition, in the case of certain large stockholders, the minimum exercise price of incentive options must equal 110% of fair market value on the date of grant and the maximum term is limited to five years. Subject to overall Plan limitations, the maximum aggregate number of shares of common stock that may be issued in the form of incentive options shall not exceed 6,000,000 shares of common stock.  The 2018 Plan does not allow the option holders to exercise their options prior to vesting.

The terms of awards granted during the three months ended March 31, 2018 and the method for determining the grant date fair value of the awards were consistent with those described in the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

The following table summarizes stock option activity for the three months ended March 31, 2018 (in thousands except share and per share information):

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Balance at December 31, 2017	1,066,121	$10.04	8.68	$18
Granted	6,190,674	$1.65
Exercised	—	—
Cancelled and expired	(4,257)	$30.43
Forfeited	(528,283)	$1.65
Balance at March 31, 2018	6,724,345	$2.96	9.50	$—
Exercisable at March 31, 2018	2,576,796	$4.01	9.23	$—

The intrinsic value of stock options represents the difference between the exercise price of stock options and the market price of our stock on that day for all in-the-money options. As of March 31, 2018, there was $7.42 million of total unrecognized compensation expense related to stock options and is expected to be amortized on a straight-line basis over a weighted-average remaining period of 2.28 years.

The assumptions used in the Black-Scholes option-pricing model to value stock options are as follows:

	Three Months Ended March 31,
	2018	2017
Expected Volatility	106%	106%
Dividend Yield	0%	0%
Risk-Free Interest Rate	2.24%	2.12%
Expected Term (years)	5.82	6.02
Weighted-average fair value per option	$1.35	$4.20

2010 Employee Stock Purchase Plan (“ESPP”)

Effective July 2010, under the terms of the ESPP, eligible employees of the Company may authorize the Company to deduct amounts from their compensation, which amounts are used to enable the employees to purchase shares of the Company’s common stock. On each January 1, the number of shares of stock reserved and available for issuance under the Plan is increased by the lesser of (i) one percent (1%) of the number of shares of common stock issued and outstanding on the immediately preceding December 31 or (ii) 31,250 shares of common stock.

Under the ESPP, eligible employees of the Company may authorize the Company to deduct amounts from their compensation, which amounts are used to enable the employees to purchase shares of the Company’s common stock. The purchase price per share is 85% of the fair market value of the common stock as of the first date or the ending date of the applicable semi-annual purchase period, whichever is less (the “Look-Back Provision”). The 15% discount and the Look-Back Provision make the ESPP compensatory. The Black-Scholes option pricing model was used to value the employee stock purchase rights.  There were no participants in the ESPP as at March 31, 2018.

Stock-Based Compensation Expense

Total stock-based compensation expense, including expense recorded for the ESPP, was as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Research and development	$1,168	$396
General and administrative	2,098	690
Total	$3,266	$1,086

10.  SUBSEQUENT EVENTS

On April 12, 2018, the Board of Directors of the Company approved and commenced a management and administrative personnel reorganization plan furthering its on-going efforts to effectively align Company resources.  In connection with this plan, the Company eliminated all non-essential salaried positions by April 30, 2018.  The Company expects to record exit charges, in the form of termination benefits of approximately $1.2 million in connection therewith.

The Company has decided to discontinue further development of Sollpura and blisibimod and devote its time and resources to identifying and evaluating strategic alternatives.  The process is aimed at identifying opportunities to diversify the Company’s pipeline, including through potential strategic combinations.  If a strategic transaction is not consummated, the Company may be required to dissolve or liquidate.

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

Overview

Anthera Pharmaceuticals, Inc. is a biopharmaceutical company that has historically focused on advancing the development and commercialization of innovative medicines that benefit patients with unmet medical needs.  We currently license two compounds, Sollpura and blisibimod.  We licensed Sollpura from Eli Lilly & Co (“Eli Lilly”) in July 2014.  Sollpura is a novel, non-porcine investigational Pancreatic Enzyme Replacement Therapy (“PERT”) intended for the treatment of patients with Exocrine Pancreatic Insufficiency (“EPI”), often seen in patients with cystic fibrosis and other conditions.  We licensed blisibimod from Amgen, Inc. (“Amgen”) in December 2007.  Blisibimod targets B-cell activating factor, or BAFF, which has been shown to be elevated in a variety of B-cell mediated autoimmune diseases, including Immunoglobulin A nephropathy and others.

We were incorporated in September 2004.  We have devoted substantially all our resources to research and development of our product candidates. We have not generated any revenue from the commercial sales of our product candidates, and since inception we have funded our operations through equity offerings, private placements of convertible debt, debt financing, equity investment and cost reimbursement from a former collaborative partner and a research award from Cystic Fibrosis Foundation Therapeutics Incorporated ("CFFT").

On March 12, 2018, the Company announced that the RESULT Phase 3 clinical trial of Sollpura for the treatment of patients with EPI did not meet its primary endpoint of non-inferiority to porcine PERT.  All ongoing clinical trials of Sollpura were concluded by the end of April 2018.

Financial Overview

We have never generated net income from operations, and, at March 31, 2018, we had an accumulated deficit of $442.2 million, primarily as a result of research and development and general and administrative expenses.  Due to the RESULT clinical trial not meeting its primary endpoint, in April 2018, we began a formal process of evaluating strategic alternatives and implemented a number of cost reduction measures, including a 90% reduction in our workforce and termination of major vendor contracts, which substantially reduced our capital needs in the foreseeable future.

As of March 31, 2018, we had cash and cash equivalents of approximately $8.1 million. Our current cash balance is not expected to fund our operations through the next twelve months.  As such, in April 2018, we began to wind down our activities.  We also decided to discontinue further development of Sollpura and blisibimod and devote our time and resources to identifying and evaluating strategic alternatives. The process is aimed at identifying opportunities to diversify our pipeline, including through potential strategic combinations.  If a strategic transaction is not consummated, we may be required to dissolve or liquidate.  We cannot be certain if any future financing will be available on terms favorable to us, if at all.  If adequate funds are not available, we will terminate all strategic transaction efforts and eliminate all remaining personnel.

Research and Development Expenses

Since our inception, we have focused our activities on our product candidates’ development programs. We expense research and development costs as they are incurred. Research and development expenses consist of personnel costs, including salaries, benefits and stock-based compensation, clinical studies performed by contract research organizations, or CROs, manufacturing and distribution of clinical drugs, and overhead allocations consisting of various administrative and facilities-related costs.  Research and development expenses are separated into two main categories: clinical development and pharmaceutical development.  Historically, our clinical development costs have included costs for preclinical and clinical studies.  Pharmaceutical development costs consist of expenses incurred relating to clinical studies and product formulation and manufacturing.

The product candidates have been developed in parallel, and we typically use our employee and infrastructure resources across several projects. Thus, some of our research and development costs are not attributable to an individually named project.  These unallocated costs include salaries, stock-based compensation charges and related “fringe benefit” costs for our employees (such as workers’ compensation and health insurance premiums), consulting fees and travel.

The following table shows our total research and development expenses for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,
	2018	2017
Allocated costs:
Sollpura	$5,212	$4,701
Blisibimod	129	1,250
Unallocated costs	2,127	1,850
Total research and development expense	$7,468	$7,801

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

While our significant accounting policies are more fully described in the accompanying notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating our reported financial results and affect the more significant judgments and estimates that we use in the preparation of our consolidated financial statements.

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

Results of Operations

Comparison of Three Months Ended March 31, 2018 and 2017

The following table summarizes our research and development expenses for the three months ended March 31, 2018 and 2017 (in thousands, except percentages):

	Three months ended March 31,
	2018	2017	$ Change	% Change
Research and development expenses	$7,468	$7,801	$(333)	(4)%

Research and development expense decreased during the three months ended March 31, 2018 from the same period in 2017 primarily due to a $1.0 million decrease in regulatory related expense, offset by a $0.3 million increase in clinical trial expense and a $0.3 million increase in payroll.

The following table summarizes our general and administrative expenses for the three months ended March 31, 2018 and 2017 (in thousands, except percentages):

	Three Months Ended March 31,
	2018	2017	$ Change	% Change
General and administrative expenses	$3,503	$2,903	$600	21%

General and administrative expenses increased during the three months ended March 31, 2018 from the same period in 2017 primarily due to higher stock-based compensation expense of $1.4 million due to higher number of options vested in 2018, offset by a decrease in professional services by $0.6 million.

The following table summarizes our non-operating income (expense) for the three months ended March 31, 2018 and 2017 (in thousands, except percentages):

	Three Months Ended March 31,
	2018	2017	$ Change	% Change
Other income (expense)	$(43)	$(3)	$(40)	1,333%
Fair value of warrant liability in excess of proceeds from financing	—	(600)	600	100%
Change in fair value of warrant liability	3,290	—	3,290	100%
Total other income (expense)	$3,247	$(603)	$3,850	638%

Other income (expense) recorded for the three months ended March 31, 2018 is comprised of mainly a change in fair value of warrant liability.  In connection with a direct offering of our common stock in March 2017, we issued common stock warrants to the investors.  We accounted for the warrants under ASC Topic 815, Derivatives and Hedging (“ASC 815”).  The fair value of the warrant liability is remeasured at the end of each reporting period with the change in fair value during the period recorded as a component of non-operating income (expense) in the consolidated statement of operations.   As of March 31, 2018, the fair value of the warrant liability decreased from $4.5 million to $0.7 million due to a decrease in the fair value of the common stock underlying the warrant shares, as well as reduction in the number of outstanding warrants pursuant to exercises by the warrant holders.  The decrease in fair value of the warrant liability was recorded as non-operating income during the three months ended March 31, 2018.

Liquidity and Capital Resources

To date, we have funded our operations primarily through private placements of preferred stock and common stock, convertible debt, debt financings and public offerings of common stock, equity investment and cost reimbursement from a collaborative partner, and a research award from Cystic Fibrosis Foundation Therapeutics Incorporated ("CFFT").

On March 12, 2018, we announced that the RESULT Phase 3 clinical trial of Sollpura for the treatment of patients with EPI did not meet its primary endpoint of non-inferiority to porcine PERT.  All ongoing clinical trials of Sollpura were concluded by the end of April 2018, and we began a formal process of evaluating strategic alternatives.   Our expected cash needs for the foreseeable future have been significantly reduced with our current initiatives, termination of personnel and major vendor contracts.

As of March 31, 2018, the Company had cash and cash equivalents of approximately $8.1 million.  The Company’s current cash balance is not expected to fund its operations through the next twelve months.  As such, in April 2018, the Company began to wind down its activities.  The Company also decided to discontinue further development of Sollpura and blisibimod and devote its time and resources to identifying and evaluating strategic alternatives. The process is aimed at identifying opportunities to diversify the Company’s pipeline, including through potential strategic combinations.  If a strategic transaction is not consummated, the Company may be required to dissolve or liquidate.  The Company cannot be certain if any future financing will be available on terms favorable to the Company, if at all.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty. If adequate funds are not available, the Company will terminate all strategic transaction efforts and eliminate all remaining personnel.

Cash Flows

Comparison of Three months ended March 31, 2018 and 2017

Cash flows during the nine months ended March 31, 2018 and 2017 consisted of the following (in thousands):

	March 31,
	2018	2017
Net cash used in operating activities	$(9,381)	$(14,329)
Net cash provided by investing activities	358	—
Net cash provided by financing activities	14,913	14,138
Total	$5,890	$(191)

During the three months ended March 31, 2018 and 2017, our operating activities used cash of $9.4 million and $14.3 million, respectively, primarily resulting from our net losses and changes in our working capital accounts, adjusted for non-cash items including stock-based compensation and change in the fair value of warrant liability.

During the three months ended March 31, 2018, cash provided by investing activities was $0.4 million which was driven by the sale of capital equipment to a contract manufacturer.  No cash was provided by nor used in investing activities during the three months ended March 31, 2017.

During the three months ended March 31, 2018, cash provided by financing activities was $14.9 million, which was driven by net proceeds received from the sale of our common stock and warrants.  During the same period in 2017, cash provided by financing activities was $14.1 million, which was driven by net proceeds from the sale of stock pursuant to an equity purchase agreement and an at-the-market sales agreement.

Contractual Obligations and Commitments

We have a lease obligation consisting of one operating lease for our facility that expires in August 2019.

The following table summarizes our estimated scheduled future minimum contractual obligations and commitments as of March 31, 2018 (in thousands):

	Payment Due by Period
Contractual Obligations	< 1 year	1-3 years	3-5 years	> 5 years	Total
Facility Leases	$158	53	$—	$—	$211

The above amounts exclude potential payments to be made under our license agreements to our licensors that are based on the progress of our product candidates in development, as these payments are not determinable.

In December 2007, the Company and Amgen Inc. (“Amgen”) entered into a worldwide, exclusive license agreement (the “Amgen Agreement”) to develop and commercialize blisibimod in any indication. Under the Amgen Agreement, we are obligated to make additional milestone payments upon the achievement of certain development, regulatory and commercial objectives.  We are also obligated to pay royalties on future net sales of products that are developed and approved as defined by this collaboration.  Our royalty obligations as to a particular licensed product will be payable on a country-by-country basis and licensed on a product-by-licensed-product basis, for the longer of (a) the date of expiration of the last-to-expire valid claim within the licensed patents that covers the manufacture, use or sale, offer to sell or import of such licensed product by us or a sublicensee in such country, or (b) 10 years after the first commercial sale of the applicable licensed product in the applicable country.

On July 11, 2014, the Company and Eli Lilly and Company (“Eli Lilly”) entered into a worldwide, exclusive license agreement (the “Lilly Agreement”), to develop and commercialize Sollpura. Under the Lilly Agreement, we are obligated to make milestone payments upon the achievement of certain regulatory and commercial sales milestones.  In addition, after sales of the licensed products exceed an aggregate of $100.0 million in the United States, we are obligated to pay tiered royalties on future net sales, ranging from the single digits to the mid-teens, for products that are developed and approved as defined in the Lilly Agreement. Our royalty obligations as to a particular licensed product will be payable, on a licensed product-by-licensed product basis, for the longer of (a) the date of expiration of the last to expire valid claim within the licensed patents that covers the manufacture, use or sale, offer to sell, or import of such licensed product by the Company or a sublicense in such country, or (b) 12 years after the first commercial sale of the applicable licensed product in the applicable country.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. We are exposed to market risk related to fluctuations in interest rates and market prices. However, since a majority of our investments are in highly liquid money market funds, we do not believe we are subject to any material market risk exposure.  As of March 31, 2018, we did not have any material derivative financial instruments.  The fair value of our cash and cash equivalents was $8.1 million as of March 31, 2018.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Principal Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to that company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 13a-15(e), we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Principal Accounting Officer concluded that, as of March 31, 2018, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no other changes in our internal control over financial reporting during the most recent quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

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

Risks Related to Our Evaluation of Strategic Alternatives

Our business to date has been almost entirely dependent on the success of Sollpura and blisibimod, and we have decided to discontinue further development of Sollpura and blisibimod and devote our time and resources to identifying and evaluating strategic alternatives, which may not be successful.

To date, we have invested substantially all of our efforts and financial resources in the research and development of Sollpura and blisibimod. On March 12, 2018, we announced that the RESULT Phase 3 clinical trial of Sollpura for the treatment of patients with EPI did not meet its primary endpoint of non-inferiority to porcine PERT.  All ongoing clinical trials of Sollpura were concluded by the end of April 2018, and we began a formal process of evaluating strategic alternatives.  The process is aimed at identifying opportunities to diversify our pipeline, including through potential strategic combinations.  There can be no assurance that our process to identify and evaluate potential strategic alternatives will result in any definitive offer to consummate a strategic transaction, or if made what the terms thereof will be or that any transaction will be approved or consummated. If any definitive offer to consummate a strategic transaction is received, there can be no assurance that a definitive agreement will be executed or that, if a definitive agreement is executed, the transaction will be consummated. In addition, there can be no assurance that any transaction, involving our company and/or assets, that is consummated would enhance shareholder value. There also can be no assurance that we will conduct further drug research or development activities in the future.

Any such strategic transaction may require us to incur non-recurring or other charges, may increase our near-and long-term expenditures and may pose significant integration challenges or disrupt our management or business, which could adversely affect our operations and financial results. For example, these transactions may entail numerous operational and financial risks, including:

•	exposure to unknown liabilities;

•	incurrence of substantial debt or dilutive issuances of equity securities to pay for acquisitions;

•	write-downs of assets or goodwill or impairment charges;

•	incurrence of amortization expenses;

•	impairment of relationships with key suppliers or customers of any acquired businesses due to changes in management and ownership; and;

•	inability to retain key employees of our company or any acquired businesses.

If we do not successfully consummate a strategic transaction, our Board of Directors may decide to pursue a dissolution and liquidation of our company. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such liquidation as well as the amount of cash that will need to be reserved for commitments and contingent liabilities.

There can be no assurance that the process to identify a strategic transaction will result in a successfully consummated transaction. If no transaction is completed, our Board of Directors may decide to pursue a dissolution and liquidation of our company. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such decision and, ultimately, such liquidation, since the amount of cash available for distribution continues to decrease as we fund our operations while we evaluate our strategic alternatives. In addition, if our Board of Directors were to approve and recommend, and our stockholders were to approve, a dissolution and liquidation of our company, we would be required under Delaware corporate law to pay our outstanding obligations, as well as to make reasonable provision for contingent and unknown obligations, prior to making any distributions in liquidation to our stockholders. Our commitments and contingent liabilities may include (i) obligations under our employment and related agreements with certain employees that provide for severance and other payments following a termination of employment occurring for various reasons, including a change in control of our company; (ii) potential litigation against us, and other various claims and legal actions arising in the ordinary course of business; and (iii) non-cancelable facility lease obligations. As a result of this requirement, a portion of our assets may need to be reserved pending the resolution of such obligations. In addition, we may be subject to litigation or other claims related to a dissolution and liquidation of our company. If a dissolution and liquidation were pursued, our Board of Directors, in consultation with its advisors, would need to evaluate these matters and make a determination about a reasonable amount to reserve. Accordingly, holders of our common stock could lose all or a significant portion of their investment in the event of a liquidation, dissolution or winding up of our company.

Risks Related to Our Financial Condition and Capital Requirements

We have incurred significant losses since our inception.

We are a clinical-stage biotechnology company with two assets.  Investment in a biopharmaceutical company is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable.  We have no products approved for commercial sale and have not generated any revenue from product sales to date and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception in 2004.  As of March 31, 2018, we had an accumulated deficit of $442.2 million.  Substantially all our losses resulted from costs incurred with our product development programs and from general and administrative costs associated with our operations.  Our historical losses, combined with potential future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

Our current cash balance is not sufficient to fund our operations for the next twelve months.

We anticipate that our cash and cash equivalents of $8.1 million as of March 31, 2018 will not be sufficient to fund our operations for next twelve months from the filing of this report. Changing circumstances may cause us to consume capital significantly faster than we currently anticipate.  If adequate funds are not available to us on a timely basis, or at all, we may be required to cease our operations and terminate all personnel.

The substantial doubt about our ability to continue as a going concern as of the date of this report is not alleviated after consideration of management’s plans to mitigate such concerns.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Risks Related to the Development and Commercialization of our Product Candidate

The termination of our Phase 3 product candidate, Sollpura, could result in increased costs to us, delay or limit our ability to generate revenue and adversely affect our commercial prospect.

The termination of our late stage product candidate, Sollpura, could adversely affect our commercial prospect and financial condition.  We do not currently have funds to continue the development of our second product candidate, blisibimod.  The lack of funding will delay the commencement and completion of clinical studies for blisibimod in a number of ways, including delays related to:

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

•	manufacturing, including manufacturing sufficient quantities of product candidates or other materials for use in clinical studies;

•	obtaining IRB, approval or the approval of other reviewing entities to conduct a clinical study at prospective sites; and

•
recruiting and enrolling patients to participate in clinical studies for a variety of reasons, including size of patient population, nature of clinical study protocol, the availability of approved effective treatments for the relevant disease and competition from other clinical study programs for similar indications.

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

 If we breach the license agreement for blisibimod, we could lose the ability to continue the development and commercialization of blisibimod.

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

If we fail to meet these obligations, our licensor may terminate our licenses and may be able to re-obtain licensed technologies and aspects of any intellectual properties controlled by us that relate to the licensed technologies that originated from our licensor.  Our licensor could effectively take control of the development and commercialization of the licensed product candidates after an uncured, material breach of our license agreements by us or if we voluntarily terminate the agreements.  While we would expect to exercise all rights and remedies available to us, including seeking to cure any breach by us, and otherwise seek to preserve our rights under the patents and patent applications licensed to us, we may not be able to do so in a timely manner, at an acceptable cost or at all.  Any uncured, material breach under the license agreement could result in our loss of exclusive rights and may lead to a complete termination of our product development and any commercialization efforts for our product candidates.

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

Although we are not currently conducting any clinical studies, undesirable adverse effects caused by our product candidates could cause us, IRBs or other reviewing entities, clinical study sites, or regulatory authorities to interrupt, delay or halt clinical studies and could result in the denial of regulatory approval by the FDA or other regulatory authorities.

           If serious adverse events related to our product candidates are observed in any clinical studies, our ability to obtain regulatory approval for our product candidates may be adversely impacted. Further, if our product candidates receive marketing approval and we or others later discover, after approval and use in an increasing number of patients, that our products could have adverse effect profiles that limit their usefulness or require their withdrawal (whether or not the therapies showed the adverse effect profile in Phase 1 through Phase 3 clinical studies), a number of potentially significant negative consequences could result, including:

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

Our research and development activities involve the controlled use of potentially hazardous substances, including toxic chemical and biological materials.  We could be held liable for any contamination, injury or other damages resulting from these hazardous substances.  In addition, our operations produce hazardous waste products.  While third-parties are responsible for disposal of our hazardous waste, we could be liable under environmental laws for any required cleanup of sites at which our waste is disposed.  Federal, state, foreign and local laws and regulations govern the use, manufacture, storage, handling and disposal of these hazardous materials. If we fail to comply with these laws and regulations at any time, or if they change, we may be subject to criminal sanctions and substantial civil liabilities, which may harm our business.  Even if we continue to comply with all applicable laws and regulations regarding hazardous materials, we cannot eliminate the risk of accidental contamination or discharge and our resultant liability for any injuries or other damages caused by these accidents.

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

In addition, other legislative changes have been proposed and adopted that, directly or indirectly, affect or are likely to affect, the pharmaceutical industry and the commercialization of our products, including: the Budget Control Act of 2011; the American Taxpayer Relief Act of 2012; the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, also called the Medicare Modernization Act (“MMA”); and the Middle Class Tax Relief and Job Creation Act of 2012. We expect that any of these, as well as any healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our products.

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

Ensuring that our future business arrangements with third-parties comply with applicable healthcare laws and regulations could be costly.  It is possible that governmental authorities will conclude that our business practices do not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations, including anticipated activities to be conducted by our sales team, were found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines and exclusion from government funded healthcare programs, such as Medicare and Medicaid, any of which could substantially disrupt our operations. If any of the physicians or other providers or entities with whom we expect to do business is found not to be in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs.

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

Our common stock is currently listed on The NASDAQ Capital Market (“NASDAQ”). NASDAQ has minimum requirements that a company must meet to remain listed on NASDAQ. To be listed under the Equity Standard 5505(a) and 5505(b) (1), a company must maintain a minimum closing bid price of $1.00 per share, stockholders’ equity at no less than $2.5 million, and publicly held shares of at least 500,000 by at least 300 holders with market value of at least $1 million.  To be listed under the Market Value of Listed Securities Standard 5505(a) and 5505(b) (2), a company must maintain the same minimum closing bid price, publicly held shares and public holders as the Equity Standard, and must maintain a market value of listed securities of no less than $35 million, but does not need to maintain a minimum shareholders’ equity requirement.   We currently do not meet the minimum closing bid price requirement of both listing standards.

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

•
provide the purchaser with risk disclosure documents which identify certain risks associated with investing in “penny stocks” and which describe the market for these “penny stocks” as well as a purchaser’s legal remedies; and

•
obtain a signed and dated acknowledgement from the purchaser demonstrating that the purchaser has actually received the required risk disclosure document before a transaction in a “penny stock” can be completed

As a result of these requirements, the market price of our securities may be adversely impacted, and current stockholders may find it more difficult to sell our securities.

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

Although our common stock is listed for trading on the NASDAQ, our securities have been relatively thinly traded.  Investor trading patterns could serve to exacerbate the volatility of the price of the stock.  Accordingly, it may be difficult to sell shares of common stock quickly without significantly depressing the value of the stock.  Unless we are successful in developing continued investor interest in our stock, sales of our stock could result in major fluctuations in the price of the stock.  In addition, the stock market in general, and NASDAQ in particular, have experienced substantial price and volume volatility that is often seemingly unrelated to the operating performance of particular companies.  These broad market fluctuations may cause the trading price of our common stock to decline.  In the past, securities class action litigation has often been brought against a company after a period of volatility in the market price of its common stock.  Securities litigation against us, including as discussed elsewhere in this Form 10-K, could result in substantial expenses and the diversion of our management’s attention and resources and could harm our business, operating results and financial condition.

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

As of April 30, 2018, there were 26,179,302 shares of our common stock outstanding.  In addition, we had outstanding options and warrants to purchase 25,450,109 shares of our common stock that, if converted and exercised, will result in these additional shares becoming available for sale. A large portion of these shares and outstanding equity awards are held by a small number of persons and investment funds. Sales by these stockholders or option holders in the public market or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities, even if there is no relationship between such sales and the performance of our business.

We will need to raise additional capital to fund our operations, which may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights.

We may seek additional capital through a combination of private and public equity offerings, debt financings and collaboration, strategic and licensing arrangements.  To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest may be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a stockholder.  Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions such as incurring debt, making capital expenditures or declaring dividends.  If we raise additional funds through collaboration, strategic alliance and licensing arrangements with third-parties, we may have to relinquish valuable rights to our technologies or product candidates or grant licenses on terms that are not favorable to us.

Operating as a public company increases our expenses and administrative burden.

As a public company, we incur significant legal, accounting and other expenses that we would not incur as a private company.  For example, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, as well as rules subsequently implemented by the SEC and The Nasdaq Capital Market, impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. We must also bear all of the internal and external costs of preparing and distributing periodic public reports in compliance with our obligations under the securities laws.

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

In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which limits the ability of stockholders owning in excess of 15% of our outstanding voting stock to merge or combine with us. Although we believe these provisions collectively provide for an opportunity to obtain greater value for stockholders by requiring potential acquirers to negotiate with our Board of Directors, they would apply even if an offer rejected by our Board of Directors were considered beneficial by some stockholders. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our Board of Directors, which is responsible for appointing the members of our management.

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

The patent positions of biotechnology and pharmaceutical companies, including our patent position, involve complex legal and factual questions, and, therefore, validity and enforceability cannot be predicted with certainty.  Patents may be challenged, deemed unenforceable, invalidated or circumvented.  We and our licensors will be able to protect our proprietary rights from unauthorized use by third-parties only to the extent that our proprietary technologies, product candidates and any future products are covered by valid and enforceable patents or are effectively maintained as trade secrets.

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

•
any patents issued to us or our licensors and collaborators will provide a basis for commercially viable products, will provide us with any competitive advantages or will not be challenged by third-parties;

•	we will develop additional proprietary technologies or product candidates that are patentable; or

•	the patents of others will not have an adverse effect on our business.

We are aware of two third-party issued United States patents that contain broad claims related to BLyS or BAFF binding polypeptides.  Based on our analyses, if these patents were asserted against us, we do not believe that blisibimod would be found to infringe any valid claim of these patents.  If we were to challenge the validity of either of these issued United States patent in court, we would need to overcome the presumption of validity that attaches to every United States patent by presenting clear and convincing evidence as to the invalidity of the patent’s claims.  There is no assurance that a court would find in our favor on questions of infringement or validity, and we could incur substantial costs in litigation if we are required to defend against patent suits brought by third-parties or if we initiate these suits.  If third-party patents are determined to be valid and construed to cover blisibimod, the development and commercialization of this program could be affected, subjecting us to potential liability for damages and in addition may require us to obtain a license to continue marketing the affected product. Such a license may not be available on commercially acceptable terms, if at all.

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

Although our in-licensed and original patents may prevent others from making, using or selling similar products, they do not ensure that we will not infringe the patent rights of third-parties. We may not be aware of all patents or patent applications that may impact our ability to make, use or sell our product candidates.  For example, because we sometimes identify the mechanism of action or molecular target of a given product candidate after identifying its composition of matter and therapeutic use, we may not be aware until the mechanism or target is further elucidated that a third-party has an issued or pending patent claiming biological activities or targets that may cover our product candidates. U.S. patent applications filed after November 29, 2000 are confidential in the U.S. Patent and Trademark Office for the first 18 months after such applications’ earliest priority date, and patent offices in non-U.S. countries often publish patent applications for the first time six months or more after filing.  Furthermore, we may not be aware of published or granted conflicting patent rights.  Any conflicts resulting from patent applications and patents of others could significantly reduce the coverage of our patents and limit our ability to obtain meaningful patent protection. If others obtain patents with conflicting claims, we may need to obtain licenses to these patents or to develop or obtain alternative technology.

We may not be able to obtain any licenses or other rights to patents, technology or know-how from third-parties necessary to conduct our business as described in this report and such licenses, if available at all, may not be available on commercially reasonable terms.  Any failure to obtain such licenses could delay or prevent us from developing or commercializing our product candidates or proposed product candidates, which would harm our business.  Litigation or patent interference proceedings may be necessarily brought against third-parties, as discussed below, to enforce any of our patents or other proprietary rights or to determine the scope and validity or enforceability of the proprietary rights of such third-parties.

Litigation regarding patents, patent applications and other proprietary rights may be expensive and time consuming. If we are involved in such litigation, it could cause delays in bringing product candidates to market and harm our ability to operate.

Our commercial success will depend in part on our ability to manufacture, use, sell and offer to sell our product candidates and proposed product candidates without infringing patents or other proprietary rights of third-parties.  Although we are not currently aware of any litigation or other proceedings or third-party claims of intellectual property infringement related to our product candidates, the pharmaceutical industry is characterized by extensive litigation regarding patents and other intellectual property rights.  Other parties may obtain patents in the future and allege that the use of our technologies infringes these patent claims or that we are employing their proprietary technology without authorization.  Likewise, third-parties may challenge or infringe upon our or our licensors’ existing or future patents.

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

#10.1
Amended and Restated Employment Agreement by and between the Company and Craig Thompson, dated January 5, 2018 (Filed as Exhibit 10.35 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 5, 2018 and incorporated herein by reference).

#10.2
Amended and Restated Employment Agreement by and between the Company and May Liu, dated January 5, 2018 (Filed as Exhibit 10.36 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 5, 2018 and incorporated herein by reference).

#10.3
Employment Agreement by and between the Company and William Shanahan, M.D., dated January 5, 2018 (Filed as Exhibit 10.37 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 5, 2018 and incorporated herein by reference).

#10.4
Employment Agreement by and between the Company and Renee Martin, Ph.D., dated January 5, 2018 (Filed as Exhibit 10.38 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 5, 2018 and incorporated herein by reference).

#10.5
Employment Agreement by and between the Company and Patrick Murphy, dated January 5, 2018 (Filed as Exhibit 10.39 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 5, 2018 and incorporated herein by reference).

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

ANTHERA PHARMACEUTICALS, INC.

May 15, 2018	By:	/s/ J. Craig Thompson
J. Craig Thompson
Chief Executive Officer (Principal Executive Officer)

May 15, 2018	By:	/s/ May Liu
May Liu
Senior Vice President, Finance and Administration
(Principal Accounting Officer)